Form 10-K
period 2004-08-28
U. S. Premium Beef, Inc.
filed 2004-11-26
CIK 1289237

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-10547414
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12200 North Ambassador Drive
Kansas City, MO 64163
(Address of principal executive offices)
Telephone: (866) 877-2525
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The Registrant's equity is not traded on any exchange or other public market; however, there have been private transactions.  The aggregate value of the interest held by non-affiliates approximates $63.5 million, based on the weighted average of the last sales approved.  As of February 27 , 2004, there were 691,845 Class A units and 691,845 Class B units outstanding.

TABLE OF CONTENTS
PART I.

Item 1.	Business.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
And Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.

PART III.
Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accountant Fees and Services.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules.
Signatures

 TABLE_OF_CONTENTS

PART I

ITEM 1.                  BUSINESS

MARKET AND INDUSTRY DATA AND FORECASTS

Market data and certain industry forecasts used throughout this report were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management's knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors," included in Item 1 Business in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Unless the context indicates or otherwise requires, the terms "the Company", "we", "our" and "us" refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term "NBP" refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP, a Delaware limited liability company) and "USPB" refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.  As used in this report, the terms "FYE" and "fiscal year ended" refer to our fiscal year, which ends on the last Saturday in August.

BUSINESS OF U.S. PREMIUM BEEF, LLC.

Overview

U.S. Premium Beef (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB's goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding and management. U.S. Premium Beef's unitholders benefit from its supplier alliance with National Beef Packing Co., LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and losses and distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in Farmland National Beef Packing Company (FNB) held by Farmland.  USPB formed NB Acquisition, LLC to consummate the acquisition. To finance the acquisition, USPB, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of FNB's management team purchased equity in NB Acquisition, LLC (NB Acquisition) for $46.0 million in cash.  FNB issued $160.0 million of Senior Notes (Senior Notes), amended its credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under its amended credit facility to NB Acquisition.  Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC (NBP).  These transactions (the "Acquisition") closed on August 6, 2003.

Effective August 29, 2004, the cooperative restructured into a limited liability company (the Conversion). The business of USPB, the cooperative, is being continued in the LLC form of business organization.

U.S. Premium Beef, NBPCo Holdings and NBP management each hold Class A and Class B interests in NBP. In addition, members of NBP management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements. USPB holds approximately 53.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $88.8 million, NBPCo Holdings owns approximately 20.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.6 million, and members of NBP management own approximately 26.6% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After a specified period following the completion of the Acquisition, certain members of NBP management will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the Acquisition.

USPB provides an integrated cattle production, processing and marketing system for the benefit of its owners and associates. As the basis of that system, USPB's owners have a guaranteed right plus a

Products and Production

n obligation (on a one head per unit per year basis) to deliver cattle to USPB, pursuant to the uniform delivery and marketing agreement (See "Cattle Delivery Arrangements"). Cattle delivered to USPB are then delivered to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, reliable individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer investor.

We believe the primary advantage of USPB's ownership in NBP centers around USPB's ability to provide NBP with a consistent supply of quality beef from a verified source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef product line being an example in the beef industry.

Cattle Producers' Uniform Delivery and Marketing Agreements

      USPB purchases all of its cattle requirements from its owners and associates. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a uniform delivery and marketing agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement. In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to the LLC.  Each delivery agreement is for a term of 10 years, with the term of current delivery agreements continuing following the conversion. These arrangements are described in greater detail in "Cattle Delivery Arrangements".

Company Background

USPB was organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative's purchase of its interest in Farmland National Beef, the cooperative obtained the right, and became subject to the obligation to deliver cattle annually to NBP relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.  Under that arrangement, the cooperative has delivered over four million head of cattle to NBP for processing since the cooperative commenced deliveries.

On August 6, 2003, USPB became the majority owner in NBP.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.  Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the conversion, there were 691,845 units of Class A interests and 691,845 units of Class B interests.  For a period to be determined by the board of directors, each Class A unit will be linked to its corresponding Class B unit and each pair of linked units must, if transferred, be transferred together.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount into the LLC as Patronage Notices.

Holders of Class A units are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB's net cash flow when declared by the board of directors; to participate in the distribution of USPB's assets if it dissolves or liquidates after payment of the Patronage Notices, and, if the holder is a member, to vote on matters submitted to a vote of USPB's members.  Holders of Class A units are committed under Uniform Delivery and Marketing Agreements to deliver one head of cattle to USPB annually for each unit held.

Holders of Class B units are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB's net cash flow when declared by the board of directors; to participate in the distribution of USPB's assets if it dissolves or liquidates after the payment of the Patronage Notices, and, if the holder is a member, to vote on matters submitted to a vote of USPB's members.  Holders of Class B units have no cattle delivery commitment.

Patronage Notices do not constitute units or membership interests in USPB, and holders will not be unitholders or members of USPB by virtue of holding Patronage Notices.  As was the case in the cooperative, Patronage Notices will be paid by USPB at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion.  Upon liquidation, holders of Patronage Notices will be paid before Holders of Class A and Class B units.  Patronage Notices carry no other or additional rights.

Employees

USPB has nine employees. USPB's governance and strategic oversight responsibilities with NBP and the complexity of USPB's obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

USPB's employees are not unionized and USPB believes that its relationship with its employees is good.

Governmental Regulation and Environmental Matters

USPB is subject to federal and state regulations relating to grading of animals, quality control, labeling, sanitary control and waste disposal. However, as many of USPB's operational activities are conducted through its majority-owned subsidiary, NBP, and as USPB does not directly operate any processing facilities itself, the significant efforts with respect to governmental and environmental regulation are conducted by NBP. See "Business of National Beef Packing Company, LLC - Government Regulation and Environmental Matters".

Sales, Marketing and Customers

USPB's sole customer is its majority-owned subsidiary, NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB's members are described in "Business of National Beef Packing Company, LLC - Business."

Beef Industry, Markets and Competition

As indicated above, USPB's business activities are focused on supplying cattle produced by its members or associates to USPB's majority-owned subsidiary, NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in "Business of National Beef Packing Company, LLC - Industry Overview" and "Business of National Beef Packing Company, LLC - Business".

Intellectual Property

USPB owns little intellectual property because the majority of USPB's sales are transacted through NBP. However, USPB maintains a trademark on a U.S. Premium Beef logo that it uses periodically on certain, selected products.

Research and Development

USPB does not conduct any research and development activities independent of the activities of NBP.

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers' Uniform Delivery and Marketing Agreements and Payments to Owners and Associates for Cattle

USPB purchases all of its cattle requirements from its owners and associates. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a uniform delivery and marketing agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement.  In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to the LLC.  Each delivery agreement is for a term of 10 years, with the terms of current delivery agreements continuing following the conversion.

Cattle delivered to USPB by its owners and associates are delivered by USPB to NBP for processing (with the effect that NBP is USPB's sole customer). The resulting beef and beef products are marketed by NBP. Each owner or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP. However, to comply with covenants in USPB's loan agreements, USPB reserves the right to retain a fixed portion of the purchase price for each head of cattle delivered to USPB.

To the extent possible, pursuant to the delivery agreement, USPB will pay for cattle based on the individual carcass quality of cattle delivered to the Company. In addition to the payments described in this section, the cooperative  paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative's taxable income and were distributed to the cooperative's shareholders and associate members in proportion to the number of cattle delivered to the cooperative by its shareholders and associate members. As a result, the patronage dividends received by the cooperative's shareholders and associate members reflect the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and distributions are not tied to cattle delivery but rather to the number of units held.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC (NBP)

Business

NBP is the fourth largest beef processing company in the United States, accounting for 11.7% of the United States fed cattle processed in its FYE 2004. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP's products include boxed beef and beef by-products, such as hides and offal. In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP markets products to retailers, distributors, food service providers and the United States military. In FYE 2004, NBP processed in excess of three million fed cattle at its facilities and generated total net sales of $4.1 billion.  NBP's relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

 Steven D. Hunt, one of NBP's three managers and the Chief Executive Officer of U.S. Premium Beef, has over 22 years of experience in the beef industry. Mr. Hunt has been an integral member of NBP's team and has helped to increase its supply of high-quality cattle by facilitating the growth of the membership base at U.S. Premium Beef.

On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in NBP held by Farmland.  U.S. Premium Beef formed NB Acquisition, LLC to consummate the acquisition. To finance the acquisition, U.S. Premium Beef, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of the FNB management team purchased equity in NB Acquisition, LLC (NB Acquisition) for $46.0 million in cash.  FNB issued $160.0 million of Senior Notes (Senior Notes), amended its credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under its amended credit facility to NB Acquisition.

 Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC.  These transactions closed on August 6, 2003.  NBP continues to hold all of the same assets it held before the consummation of the transactions, including equity in its subsidiaries, except that it transferred to Farmland a 49% interest in its subsidiary NBP aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC.  Farmland has a right to request that NBP repurchase this interest at fair market value any time from July 2006 to July 2008.   If NBP does not repurchase the interest, NBP agrees to put the entire interest in NBP aLF, LLC up for sale.

BSE and Related Export Bans

On December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.

In addition, the United States Department of Agriculture (USDA) and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  While exports of some beef products have commenced once again to Mexico, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of BSE in Alberta that same month, tightened the U.S. cattle supply; the U.S. border opened to Canadian produced boxed beef in September  2003, while the ban on importation of Canadian livestock was maintained.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live Canadian animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America (R-CALF - a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within USDA.  It is expected to be sent to the federal government Office of Management and Budget (OMB) after the U. S. presidential election.  OMB could take up to 90 days to return it to USDA, but many expect the final rule to be published before the end of the year with the Canadian markets opening in the first quarter of calendar 2005, although NBP can provide no assurance that this will occur.

On October 23, 2004, USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It will require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur. NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on its operations.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world. In 2003, approximately 26.2 billion pounds of beef were produced in the U.S. Beef production, from the birth of the animal to the delivery of meat products to the end distributor is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to end distributors. A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products. Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.  There are 66 major federally inspected processing plants in the U.S.

Beef carcasses are fabricated into boxed beef cuts for sale to retailers and food service operators who further process the cuts for sale to consumers. NBP estimates that approximately 80% of beef sold in the U.S. is sold as boxed beef. Recently, meat processors have begun slicing and repackaging cuts, thereby reducing the amount of handling by the end retailer. These case-ready products may be placed directly into the retail display case for selection by the consumer. Case-ready products allow retail stores to shift butcher shop square footage to revenue-generating activities, reduce labor costs and workplace injuries associated with slicing beef, and potentially reduce food safety liability.

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors' long-term demand for cattle, which is filled by feedlot operators. To operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary over time and are affected by inventory levels, the production cycle, weather, feed prices and other factors.

In FYE 2004, approximately 26.5 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.  The domestic beef industry faced several challenges in the last year, directly related to BSE.  The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained. This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices. In addition, the closure of most foreign markets to U.S. beef following the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003 and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.  All of these challenges resulted in tremendous volatility in the U.S. livestock market prices during FYE 2003, and the instability carried into FYE 2004.

On October 23, 2004, USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It will require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

NBP Business Strategy

Increase Supplier Alliances. NBP intends to continue to increase the number of high-quality cattle it purchases from supplier alliances to increase revenue and improve profitability. The cattle NBP purchases through supplier alliances, such as its relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby NBP purchases cattle from suppliers outside of its primary supply territory. NBP believes these purchasing methods allow it to increase the percentage of high-quality cattle that it processes relative to the total cattle NBP processes. The percent of cattle NBP purchases pursuant to each of these methods fluctuates from period to period.  From FYE 1992 to FYE 2004, it has increased the number of cattle it purchases on either a value-based formula or a secondary market basis to approximately 58.9% of its total cattle purchased in FYE 2004.  Based on NBP's experience and on actual results, it believes that these purchasing methods allow it to increase the percentage of high-quality cattle that it processes relative to NBP's total cattle processed.  NBP has focused on building relationships with and educating its suppliers on the mutual benefits of these purchasing methods and believes that it will be able to increase its high-quality cattle purchases utilizing these methods in the future.

Continue to Improve Operating Efficiencies. NBP plans to continue to focus on increasing its profit margins by improving operating efficiencies and increasing processing yields. Over the past ten years, NBP has invested over $245 million and successfully expanded its processing facilities, creating an efficient and high volume business. NBP is continuing a $60 million expansion project at its Dodge City, Kansas processing facility to enhance the facility's efficiency.  This initiative is expected to increase the capacity of the Dodge City facility by approximately 46% and total capacity by approximately 16%.  The capital expenditures for this initiative include items such as a new material handling facility, expanded carcass cooler facilities, expanded rendering capacity, additional boiler capacity, improved and expanded water and wastewater capabilities, expanded welfare areas, increased employee parking and miscellaneous related expenses.

Pursue Strategic Acquisitions. NBP's management team has a history of successfully executing and integrating acquisitions in core or complementary businesses. NBP intends to continue to evaluate and selectively pursue acquisitions, particularly of underperforming processing facilities, which it believes are strategically important based on their potential to: (i) meet NBP's customers' needs, (ii) diversify NBP's product offerings and customer base, (iii) broaden NBP's geographic production and distribution platform and (iv) increase cash flow.  It may pursue any such acquisitions subject to the covenants contained in its debt agreements.

Competitive Strengths

Vertically Integrated Business Model. USPB supplies cattle to NBP pursuant to a cattle supply agreement. In connection with the cooperative's purchase of its interest in Farmland National Beef, the cooperative obtained the right, and became subject to the obligation to deliver cattle annually to NBP relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.  U.S. Premium Beef's (USPB) ownership of and contractual supply relationship with NBP enhances NBP's ability to deliver a consistent, high-quality, value-added product to its customers. U.S. Premium Beef is a limited liability company and its owners and associates consist entirely of cattle ranchers and feedlot owners and operators. In  FYE 2004, USPB provided NBP with approximately 18.4% of NBP's total cattle requirements. NBP management believes this supply relationship with USPB provides NBP with significant competitive advantages, including consistently supplying high-quality cattle and an ability to consistently provide NBP's customers with higher margin, value-added products.

Modern and Efficient Facilities. NBP has invested more than $245 million since 1995 to modernize its facilities, expand capacity and increase the rate at which it processes cattle. These facility upgrades and expansions have enabled NBP to more than double the number of cattle it processes. NBP management believes its beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. At these two facilities combined, NBP processes over 11,000 cattle per day. NBP management believes the efficiency improvements at these facilities have allowed NBP to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of major competitors. Furthermore, these efficiencies have helped NBP increase its market share of the United States supply of fed cattle processed from approximately 7.5% in 1997 to approximately 11.7% in 2004. NBP's two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve customers, such as Wal-Mart, in this growing niche market. In addition, its facilities are strategically located to enable NBP to source cattle and beef products efficiently and to effectively serve customers.

Significant Value-Added Product Portfolio. NBP's value-added product portfolio consists of branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP's total value-added sales were approximately $897.3 million in FYE 2004, comprising approximately 21.9% of its total net sales. In FYE 2004, value-added products contributed up to three times the gross margin of NBP's traditional boxed beef products and represent a substantial portion of NBP's profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, NBP's chilled and frozen export beef products, which primarily consist of premium cuts, had been its primary export to the international market, particularly to Japan. Not withstanding the loss of export markets in Japan and South Korea for part of FYE 2004, NBP has increased sales of value-added products by $94.2 million from FYE 2003 to FYE 2004.

Focus on Food Safety. NBP has continually focused on food safety. Its processing facilities utilize NBP's proprietary BioLogic® Food Safety System to facilitate the production of clean, fresh, safe and high-quality beef products. Each of its processing facilities is divided into five zones that separate different stages of the production process and minimize the risk of contamination. NBP continually tests its products and is capable of discerning the time and zone of any potential contamination.

NBP management believes that it is an industry leader in developing new food safety technologies. aLF is a new food safety technology that has been found to eliminate 99% of harmful bacteria found on beef products in tests conducted at California Polytechnic State University. Through NBP's indirect interest in aLF Ventures, LLC, it is currently working to commercialize aLF. For example, NBP has filed for regulatory approval in Canada, it is in the process of filing for regulatory approval for use in poultry processing, and it is investing in research relating to use with packaging materials and working to improve in-plant testing.  NBP has an indirect interest in aLF Ventures, LLC, a joint venture NBP founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. NBP  holds its interest in aLF Ventures, LLC, through a subsidiary, NBP aLF, LLC, which holds an aggregate 47.5% interest in aLF Ventures, LLC. As part of the purchase of Farmland Industries' interest in NBP, NBP transferred to Farmland a 49% interest in NBP aLF, LLC.  As such, NBP currently holds an approximate 24% indirect interest in aLF Ventures, LLC.

aLF Ventures, LLC has an exclusive worldwide license to use aLF for food safety purposes on meat, dairy, produce and animal feed products. aLF has been given "Generally Recognized as Safe" status by the USDA for use in processing beef carcasses. aLF represents a potential break-through in food safety. NBP believes that the use of aLF, in conjunction with current chemical and thermal treatments, could eliminate almost all harmful bacteria on beef at the time it leaves the processing plant.  However , aLF Ventures, LLC may not be able to commercially develop aLF into a product capable of achieving future revenues.

Supplier, Customer and Channel Diversification. NBP's beef processing facilities are located in southwest Kansas, and its primary market area for the purchase of cattle includes Kansas, Texas and Oklahoma.  According to information from USDA, cattle on feed in the Kansas, Texas and Oklahoma area represent approximately 52% of the fed cattle marketed in the United States during 2003. The close proximity of NBP's facilities to large supplies of cattle gives NBP buyers the ability to visit feedlots on a regular basis, which enables them to develop strong working relationships with NBP suppliers.  Additionally, the close proximity of NBP's facilities to large supplies of cattle encourages its suppliers to tailor their production decisions to efficiently meet the demands of NBP customers, reduces NBP's reliance on any one cattle supplier and lowers transportation costs. In FYE 2004, excluding NBP's supply arrangement with USPB, NBP's largest supplier accounted for 6.1% of its total purchases and NBP's top 25 suppliers accounted for 39.6% of its total purchases.

NBP also has a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer. NBP sells products to retailers, distributors, food service providers, further processors, the United States military and through other channels. In FYE 2004, approximately 50% of NBP's total net sales were to retailers and 30% to food service providers. Across these channels, NBP serves over 800 customers, which represent most major retailers and food service providers in the United States. In FYE 2004, no one customer represented more than 3.3% of total net sales, other than Wal-Mart and its affiliate Sam's Club, which together represented 9.1% of NBP's total net sales. NBP's top 10 customers represented 31.4% of total net sales in FYE 2004.

Experienced Management. NBP is led by an experienced management team with, on average, over 20 years of experience in the beef processing industry. John R. Miller, Chief Executive Officer, has over 25 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within the U.S. beef processing industry. He has assembled a team of professionals, including NBP President, Timothy M. Klein, who have worked together over the past 13 years in developing NBP into a profitable and premium supplier of beef products.

Description of Business Segments

NBP reports in two business segments:  Core Beef and Other. NBP measures segment profit as operating income.

Core Beef

Products, Sales and Marketing.  The majority of NBP's revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. These products accounted for approximately 89% of its revenues in FYE 2004. In addition, NBP sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries. NBP also sells cattle hides primarily to the clothing and automotive industries for both domestic and international use. NBP emphasizes the sale of higher-margin, branded beef products and markets these products under several brand names, including National Black Angus Beef, Black Canyon® Angus Beef, Certified Premium Beef, Naturewell® Natural Beef, Certified Angus Beef, Certified Angus Beef Prime® and Certified Hereford Beef®.

NBP's focus continues to be adding further processing, specialized cutting, packaging and other value-added components to products that generate higher profitability. In 2001, NBP opened two state-of-the-art case-ready facilities, which enabled it to expand margins by adding value to the beef it processes. NBP's case-ready operations further process its boxed beef products, as well as third-party pork products, by trimming and cutting these products into individual portions. These portions are then packaged in a solution which is oxygenated and sealed in a plastic case to increase the shelf-life by up to five times versus traditional packaging methods.

During FYE 2004, NBP sold beef products to more than 800 customers located in 25 countries. NBP markets beef products through several channels, including:

•   national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as Sam's Club, Royal Ahold, Winn-Dixie and Albertson's;

•   national retailers such as Wal-Mart, who purchase a substantial portion of NBP's case-ready and branded products;

•   the food service industry, including food service distributors, and hotel chains and other institutional customers such as U.S. Foodservice, Sysco and MBM Corpration;

•   further processors, including Oscar-Mayer and ConAgra; and

•   international markets, including Mexico, South Korea, Japan, China and Hong Kong. Subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state, export beef products are currently limited to boxed beef products from cattle younger than 30 months to Mexico and other limited, smaller foreign markets.  Many international importers, such as Japan and South Korea (who were two of NBP's largest export markets in FYE 2003), closed their borders to U.S. beef products after this report of BSE. They have not reopened the borders yet, which has negatively impacted NBP's export sales in FYE 2004.

As of August 28, 2004, NBP's domestic sales team consisted of 21 employees. The sales office for domestic sales is located in NBP's headquarters building in Kansas City, Missouri. The sales team in this office is responsible for selling and coordinating the movement of approximately 36 million pounds of boxed beef products per week to NBP customers nationwide. This centralized sales concept allows NBP to respond quickly to customer requests for pricing and load information. NBP has also integrated the satellite tracking capabilities of refrigerated carriers into its website allowing customers to track shipments in process. While providing significant customer advantages, NBP's centralized sales concept also enables its sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

The sales office for international sales is located in Chicago, Illinois. This office coordinates all aspects of sales, pricing and shipping to all destinations outside of the United States. NBP also has two satellite offices in Japan and South Korea that assist in the coordination of sales in those regions, historically two of NBP's largest international markets.

NBP's marketing efforts include engaging in business-to-business programming and communications to create preferences for products among its customers. In addition, NBP supports its value-added, branded beef business through in-store merchandising and feature advertising support.

Raw Materials and Procurement. NBP's primary raw material for its processing plants is live cattle. During FYE 2004, FYE 2003 and FYE 2002, NBP obtained approximately 18%, 22%, and 27% of its cattle requirements from U.S. Premium Beef. NBP's arrangement with USPB provides it with a consistent supply of high-quality cattle. For information regarding this agreement, see Note 9, "Related Party Transactions" to NBP's consolidated financial statements included in Item 8 of this report.  The balance of NBP's cattle are purchased on a bid basis from the primary and secondary markets. NBP also sponsors other, non-affiliated supplier alliances that provide NBP with high-quality cattle. NBP management believes that NBP is a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view NBP more favorably than its competitors due to NBP's vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle. During FYE 2004, approximately 1,150 suppliers provided NBP with cattle.

All of NBP's cattle suppliers are required to document the quality of their feedlot operations. Each cattle supplier must verify that its use of antibiotics or other agricultural chemicals follows the manufacturer's intended purpose. They must also confirm that they use only Food and Drug Administration (FDA) approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm that they do not use feed containing animal-based protein products, which have been associated with outbreaks of BSE.  Many of NBP's producers participate in state beef quality assurance training programs and have established certification and verification practices.  These programs emphasize meeting and exceeding the FDA, USDA, Food Safety Inspection Service (FSIS), and U.S. Environmental Protection Agency (EPA) standards for food safety and further protect the United States' beef supply utilizing hazard analysis and critical control point principles.  Using guidelines established by National Cattleman's Beef Association (NCBA), beef safety and quality assurance programs are administered and audited annually by various state beef associations.  State associations certifying our suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association and Nebraska Cattlemen's Association.

Processing Facilities and Operations. NBP operates a total of four beef processing facilities in the United States. NBP's Liberal, Kansas and Dodge City, Kansas facilities are geographically positioned near its suppliers to efficiently source raw materials by reducing transportation costs. Two of NBP's facilities are case-ready facilities that supply beef and  pork products to its customers. NBP's case-ready facilities are located in close proximity to key customer markets resulting in decreased delivery times. The case-ready facilities are also located in areas with a highly skilled and cost-effective labor force.

Cattle delivered to NBP's facilities are generally processed into beef products within 36 hours after arrival. Approximately 70% of the cattle NBP processes in any week are committed to sale before the cattle are delivered to its facilities. NBP processed in excess of three million fed cattle at its facilities in FYE 2004. NBP facilities utilize modern, highly automated equipment to process and package beef products. NBP strives to maintain and enhance its facilities and has invested more than $245 million since 1995 to expand capacity and increase efficiency at these facilities. The design of NBP's facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover. Since 1993, NBP has spent approximately $7 million on ergonomic interventions, which primarily included engineering changes and administrative changes. These changes designed the workplace to better fit our employees.  Additionally, it has spent over $1 million to place a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  All expansions are reviewed by internal personnel, including NBP's Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  NBP's facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

NBP distributes beef products domestically directly from its processing facilities and case-ready facilities. NBP utilizes its subsidiary National Carriers and third party carriers to deliver products to customers.

Other

Products, Sales and Marketing. NBP also sells beef products through its portion control business, Kansas City Steak Company, in which NBP has an approximately 77% interest. Kansas City Steak Company provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, Farmland National Beef acquired National Carriers, a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; and Denison, Iowa.  National Carriers currently owns approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  For further information regarding this relationship, see Note 9, "Related Party Transactions" to NBP's Consolidated Financial Statements included in Item 8 of this Report.

Raw Materials and Procurement. NBP's primary raw material for its portion control processing facility is boxed beef.  Approximately 30% of its boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased. The balance of NBP's raw material is purchased at its discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under NBP's contracts. NBP periodically conducts comprehensive cutting tests of its potential suppliers' boxed beef to determine composition and quality.

Processing Facilities and Operations. NBP has a portion control facility in Kansas City, Kansas, which processes trimmed and cut individual portions for sale through Kansas City Steak Company.   National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to NBP's beef processing facilities in those locations, enabling NBP to efficiently transport product by reducing transportation costs. National Carriers also has an office in Denison, Iowa, and administrative offices located in Kansas City, Missouri.

Food Safety

NBP has strengthened its commitment in the area of food safety by developing activated Lactoferrin through aLF Ventures, LLC, a joint venture NBP founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. aLF is an activated form of Lactoferrin, a naturally occurring milk protein that prevents harmful bacteria from attaching and growing on the surface of beef. In tests conducted at California Polytechnic State University, it was proven that aLF protects fresh beef products from more than thirty different strains of harmful bacteria, including E. coli 0157:H7, Salmonella, Campylabacter, radiation-resistant strains and other pathogens. Upon commercialization, it is expected that aLF will be offered to meat processors worldwide as an additional barrier in multiple-hurdle systems to further protect consumers from harmful bacteria. aLF Ventures, LLC has an exclusive worldwide license to use aLF for food safety purposes on meat, dairy, produce and animal feed products.  aLF Ventures, LLC may not be able to commercially develop aLF into a product capable of achieving future revenues.  NBP has an approximately 24% interest in aLF Ventures, LLC.

NBP's food safety efforts incorporate a comprehensive network of leading technology that minimizes the risks involved in beef processing. NBP's proprietary BioLogic® Food Safety System ensures the production of clean, fresh, safe, high-quality beef products. The BioLogic® Food Safety System is a fully integrated NBP company-wide philosophy that goes above and beyond industry standards and establishes new principles in food safety. The BioLogic® Food Safety System divides production facilities into five zones based on the potential for microbial contamination during the processing procedures that take place in each zone. Within each of the five zones, BioLogic® employs a "Test, Track and Treat" system, which provides on-going testing in each of the zones, effective tracking of the results of such tests and continuous treatments throughout the facilities. The Test, Track and Treat system includes preventative measures such as equipment sterilization, hygiene, temperature control and regular equipment testing to greatly reduce contamination risks.

Intellectual Property

NBP holds a number of trademarks and domain names that are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic®, Black Canyon®, and Naturewell®. NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which it sells products. Currently, NBP has a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP's products compete with a large number of other protein sources, including pork and poultry, but its principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Inc., Swift & Company and Smithfield Foods, Inc. NBP management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. Some of NBP's competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 28, 2004, NBP had approximately 6,500 employees. Approximately 2,700 of its employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. NBP considers relations with its employees and the United Food and Commercial Workers International Union to be good.

Government Regulation and Environmental Matters

NBP's operations are subject to extensive regulation by the FDA, the USDA, the EPA, the Grain Inspection Packers and Stockyards Administration (GIPSA) and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of products, including food safety standards. Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their hazard analysis and critical control point (HACCP) system regulations to determine whether E. coli 0157:H7 contamination is a food safety hazard reasonably likely to occur in the production process. NBP continues to work closely with the USDA and any regulatory agencies to ensure that NBP's operations comply with all applicable food safety laws and regulations.

Wastewater, stormwater, and air discharges from NBP's operations are subject to extensive regulation by the EPA and other state and local authorities. Its Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations. These permits were issued on January 26, 2000 and will expire on January 25, 2005. NBP management expects these permits will be reissued without material costs.  NBP has an Environmental Compliance Management System that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to its operations. Through the implementation of that system, NBP has identified violations of the Kansas Air Quality Law and implementing regulations at its Dodge City, Kansas and Liberal, Kansas facilities. NBP has reported these violations to the Kansas Department of Health and Environment (KDHE) and Region VII of the EPA. The violations consist of failures to permit and perform record keeping as to particulates emissions from its processing operations.  NBP management is discussing the settlement of these violations with the KDHE and expects to enter into a consent agreement to effect such settlement. At this time, NBP cannot estimate the potential cost of these violations or any settlement. Its Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

All of NBP's facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities. Agreements are in effect for its Dodge City, Kansas and Moultrie, Georgia facilities that will continue unless amended or revoked pursuant to their terms.  NBP holds a permit for its Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to the Authority's terms.  NBP does not expect material costs in the continuation of these agreements and permit.  Stormwater discharges from its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are regulated pursuant to general permits issued by the states of Pennsylvania and Georgia, respectively.  The Pennsylvania general permit expires on June 30, 2006.  NBP's coverage under the Georgia general permit expired on May 31, 2003.  NBP anticipates coverage under a new general permit, which currently is under revision by the Georgia Environmental Protection Division. Thereafter, NBP expects these permits to be reissued by the respective states, and does not expect material costs in securing coverage under such permits.  NBP's Dodge City, Kansas facility has filed a notice of intent to be subject to the Kansas General Permit for Stormwater Discharges when promulgated.  Its Liberal, Kansas facility discharges stormwater to the publicly owned treatment works and thus has not been required to file a notice of intent.  NBP's Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from NBP's own wells.  NBP holds public water supply permits for its Dodge City, Kansas and Liberal, Kansas facilities that do not have expiration dates.

NBP is also subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes it generated have been disposed.  NBP's Dodge City, Kansas and Liberal, Kansas facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at the Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted. A special waste permit is maintained by NBP's Dodge City, Kansas facility for the disposal of face plates and tail switches.  The solid waste generated at its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  NBP is not aware that it has any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). NBP's plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

NBP believes that it currently is in substantial compliance with all governmental laws and regulations (other than the air compliance matters for the Dodge City and Liberal, Kansas plants discussed previously) and maintains all material permits (other than the stormwater permit for our Moultrie, Georgia facility discussed previously) and licenses relating to its operations. NBP is not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

NBP's domestic operations are subject to the Packers and Stockyards Act of 1921. This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, unless otherwise agreed to by its livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the Packers and Stockyards Act of 1921 (PSA), NBP must hold its cash livestock purchases in trust for its livestock suppliers until they have received full payment of the cash purchase price. Previously, NBP elected to place funds in a trust to satisfy requirements of the PSA.  As of August 28, 2004, NBP has secured a bond of $22.5 million to satisfy these requirements.  The bond is supported by a $10.0 million letter of credit.

From time to time NBP receives notices from regulatory authorities and others asserting that it is not in compliance with some laws and regulations. In some instances, litigation ensues.  NBP is currently in receipt of two such notices, one from the Bureau of Immigration and Customs Enforcement (BICE) and another from the FSIS that NBP does not believe will result in material liability, if any.  In May 2003, NBP received a request for information from BICE regarding the immigration status of its employees, and it has provided BICE with all requested information.  No fines or penalties have been suggested or discussed.  In August 2002, the FSIS sent NBP a notice alleging that NBP and certain employees violated the Federal Meat Inspection Act (FMIA) by labeling a quantity of meat food products as Certified Angus Beef when in fact they were not so certified and by selling this allegedly misbranded product in interstate and foreign commerce.  NBP has responded to the FSIS notice denying that it violated the FMIA.  In July 2003, this matter was referred by the FSIS to the U.S. Attorney's Office in Wichita, Kansas for potential criminal prosecution.  On November 9, 2004, NBP received written notice of warning indicating that no legal action would be taken by the U.S. Attorney's Office or the FSIS.

NBP believes that it is in material compliance with all applicable laws and regulations.

Risk Factors

As described throughout this document, USPB's business involves the operation of an integrated cattle processing and beef marketing enterprise in which the members of USPB supply cattle that are processed at the facilities owned and operated by USPB's majority-owned subsidiary, National Beef Packing Co, LLC.  NBP markets and distributes the beef and beef products produced from both cattle supplied by USPB's members and other cattle purchased by NBP from other sources.  The financial results of NBP's operations therefore are the single largest influence on USPB's financial performance.  Consequently, those factors and risks that impact the performance of NBP's business have a direct and immediate influence on USPB's performance.  However, there are also some risks that are unique to USPB.  This "Risk Factors" section is divided into two parts, with one subsection focusing on the risk factors that influence the performance of NBP and another subsection discussing certain risk factors that are directly applicable to USPB itself.

USPB's business operations and the implementation of our business strategies are subject to significant risks inherent to our businesses, including, without limitation, the risks and uncertainties described below.  The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows.

Risk Factors Associated With Operations of NBP

Outbreaks of disease affecting livestock can adversely affect NBP's business.

An outbreak of disease affecting livestock, such as BSE or foot-and-mouth disease, could result in restrictions on sales of products to NBP's customers or purchases of livestock from its suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on NBP's results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on NBP. There have been 14 reported cases of BSE in Japan, which have negatively affected demand for beef in that country.  In May 2003, Canada confirmed a single case of BSE.  After Canada's disclosure, the U.S. and several other countries, including Japan, Australia, South Korea and New Zealand, banned the import of Canadian live cattle and beef products.

On December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.   As a result of this announcement, the beef industry has suffered from adverse publicity.  Such adverse publicity could result in consumers lowering their demand for beef products, which may negatively affect NBP's business, financial condition, results of operations and cash flows.  Any further announcements regarding BSE could further expose the beef industry and NBP to adverse publicity.

Shortly after the discovery of BSE in the state of Washington, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the U.S.  While Mexico reopened its borders to U.S. beef in April 2004, substantially all other borders remain closed to the import of U.S. beef. NBP recorded a charge to earnings totaling $18.8 million in the second quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of the international borders as a result of the single BSE incident.  NBP cannot anticipate the duration of these beef import bans or whether additional countries may impose similar restrictions.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  These new regulations, among other things, govern the removal of Specified Risk Materials (SRMs) during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  NBP does not anticipate these new regulations, individually or in the aggregate, will have a material adverse effect on its business.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Trade representatives from the United States and Japan have continued their discussions on reopening of the Japanese market to imported beef products from the United States.  On October 23, 2004, USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.  NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on its operations.  NBP's revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

If NBP's products become contaminated, it may be subject to product liability claims and product recalls that would adversely affect its business.

NBP may be subject to significant liability if the consumption of any of its products causes injury, illness or death and it may in the future recall products in the event of contamination or damage.  Contamination of products also may create adverse publicity that could negatively affect NBP's business.  NBP may encounter the same risks of contamination or negative publicity if a third party tampers with its products.  The occurrence of any of these risks may increase costs and decrease demand for its products.  Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in NBP's products.  For example, E. coli 0157:H7 is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if the pathogens are present, increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level.

If the products of NBP's competitors become contaminated, the beef industry may be subject to adverse publicity, which could negatively affect NBP's business.

If the products of NBP's competitors, in the United States or elsewhere, become contaminated, the beef industry may face adverse publicity. Any such adverse publicity could result in consumers lowering their demand for NBP's beef products, which may negatively affect its business, financial condition, results of operations and cash flows.

NBP's substantial debt could adversely affect its business.

NBP has a significant amount of debt.  As of August 28, 2004 NBP had $335.1 million of long-term debt, of which $9.5 million was classified as a current liability. As of August 28, 2004 there were outstanding borrowings of $42.1 million, outstanding letters of credit of $43.0 million and available borrowings of $10.7 million, based on the most restrictive financial covenant ratio calculation, under our $140.0 million amended credit facility.  In addition to outstanding borrowings on the amended credit facility, NBP had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $118.8 million, operating lease commitments of $22.3 million and capital leases and other obligations of $0.4 million as of August 28, 2004.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NBP's substantial debt could:

•   make it difficult for NBP to satisfy its obligations, including making interest payments on the exchange notes and on other debt obligations;

•   limit NBP's ability to obtain additional financing to operate its business;

•   require NBP to dedicate a substantial portion of its cash flow to payments on its debt, reducing its ability to use cash flow to fund working capital, capital expenditures and other general operational requirements;

•   limit NBP's flexibility to plan for and react to changes in its business and the beef processing industry;

•   place NBP at a competitive disadvantage relative to some competitors that have less debt than NBP; and

•   increase NBP's vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle prices or a downturn in its business or the economy.

The occurrence of any one of these events could have a material adverse effect on NBP's business, financial condition and results of operations.

Despite NBP's current levels of debt, it may still incur significantly more debt, which could intensify the risks described above.

NBP may incur significant additional debt in the future. The terms of the indenture governing NBP's senior notes permit it to incur additional debt in the future and its amended credit facility permits additional borrowings under certain circumstances. As of August 28, 2004, NBP had approximately $10.7 million of availability, based on the most restrictive financial covenant ratio calculation, under its new amended credit facility. NBP intends to borrow additional funds to fund its capital expenditures and working capital needs. NBP also may incur additional debt to finance future acquisitions.

Restrictive covenants under NBP's new amended credit facility and the indenture will limit its ability to operate its business.

NBP's amended credit facility and the indenture governing NBP's senior notes, contain, among other things, restrictive covenants that will limit NBP's and its subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The indenture and NBP's amended credit facility restrict, among other things, NBP's ability and the ability of its subsidiaries to:

•   incur additional indebtedness or issue guarantees;

•   create liens on NBP's assets;

•   make distributions on or redeem equity interests;

•   make investments or acquisitions;

•   make restricted payments;

•   create or permit restrictions on the ability of NBP's restricted subsidiaries to pay dividends or make other distributions to NBP;

•   issue or distribute capital stock of its subsidiaries;

•   enter into transactions with affiliates;

•   enter into sale and leaseback transactions;

•   engage in unrelated business activities;

•   transfer or sell assets; and

•   engage in mergers, consolidations or sell substantially all of NBP's assets.

In addition, NBP's amended credit facility requires NBP to meet specified financial ratios and tests. These ratios and tests could have an adverse effect on NBP's business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund its operations. Events beyond NBP's control, including changes in general business and economic conditions, may affect its ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the senior notes or NBP's amended credit facility.

NBP may not meet those ratios and tests and its lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under NBP's amended credit facility and any resulting acceleration under NBP's amended credit facility may result in a default under the indenture governing the senior notes. If an event of default under NBP's amended credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under the senior notes offered hereby. NBP's assets or cash flow may not be sufficient to repay in full its outstanding debt, including the senior notes.

NBP may be unable to generate sufficient cash flow to service its debt, which could adversely affect its financial condition and results of operations.

To service its debt, NBP will require a significant amount of cash. If its cash flow and capital resources are insufficient to fund its debt service obligations, NBP may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure debt. NBP's ability to generate cash, make scheduled payments or to refinance obligations depends on its successful financial and operating performance. NBP's financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond NBP's control. These factors include among others:

•   economic, industry and competitive conditions;

•   operating difficulties, increased operating costs or pricing pressures NBP may experience; and

•   delays in implementing any strategic projects.

NBP's margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of its control.

NBP's margins are dependent on the price at which its beef products can be sold and the price it pays for raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and the market for other protein products, such as pork and poultry. For example, beginning in March 2002, a month-long Russian trade embargo on chicken imported from the United States had the effect of increasing chicken supplies in the United States, which put downward pressure on demand and prices for red meat products.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as SRMs, have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.

The supply and market price of the livestock that constitute NBP's principal raw material and represent the substantial majority of its cost of goods sold are dependent upon a variety of factors over which NBP has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather and livestock diseases.

Severe price swings in raw materials, and the resulting impact on the prices NBP charges for its products, have at times had, and may in the future have, a material adverse effect on its financial condition, results of operations and cash flows. If NBP experiences increased costs, it may not be able to pass them along to its customers.

NBP generally does not have long-term contracts with its customers, and, as a result, the prices at which it sells its beef are subject to market forces.

Other than existing arrangements with AMPC, Inc. and the United States military, NBP generally does not have long-term sales arrangements with customers and, as a result, the prices at which it sells products to them are determined in large part by market forces. NBP's customers, including those with which it has long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of its key customers, a significant decline in the number of orders from one or more of its key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on its business, financial condition or results of operations.

Wal-Mart's failure to continue purchasing from NBP could have a material adverse effect on NBP's sales.

Sales under NBP's agreement with Wal-Mart Stores, Inc., or Wal-Mart, which does not cover NBP's sales to Wal-Mart's affiliate Sam's Club, represented approximately 6% of NBP's total net sales in FYE 2004. NBP's agreement with Wal-Mart expired on January 31, 2004 and NBP has not entered into a new agreement. If Wal-Mart does not continue to purchase from NBP, it could have a material adverse effect on NBP's sales.

NBP is subject to extensive governmental regulation and any noncompliance with, or changes in applicable requirements, could adversely affect NBP's business, financial condition, results of operations and cash flows.

NBP's operations are subject to extensive regulation and oversight by the FDA, the USDA, the GIPSA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of its products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of environmental laws and regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. Failure to comply with applicable laws and regulations could subject NBP to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of NBP's products or seizures of its properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase NBP's costs and limit its business operations.

Compliance with environmental regulations may result in significant costs and failure to comply with environmental regulations may result in civil as well as criminal penalties, liability for damages and negative publicity.

NBP's operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for NBP, including criminal as well as civil and administrative penalties and negative publicity. NBP has incurred, and will continue to incur, significant capital and operating expenditures to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require NBP to incur significant additional costs. Because the nature of these potential future charges is unknown, NBP management is not able to estimate the magnitude of any future costs and NBP has not accrued any reserve for any potential future costs.

Some of NBP's facilities have been in operation for many years. During that time, NBP and previous owners of these facilities have generated and disposed of wastes that are, or may be considered, hazardous or may have polluted the soil or groundwater at these facilities, including adjacent properties. The discovery of previously unknown contamination of property underlying or in the vicinity of NBP's present or former properties or manufacturing facilities and/or waste disposal sites could require it to incur material unforeseen expenses. Occurrences of any of these events may have a material adverse effect on NBP's business, financial condition, results of operations and cash flows.

NBP's international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

In FYE 2004, exports, primarily to Mexico, South Korea, Japan, China and Hong Kong, accounted for approximately 10% of NBP's total net sales. NBP's international activities expose it to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

For example, on December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  While exports of some beef products commenced once again to Mexico in April 2004, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.

Other risks associated with NBP's international activities include:

•   changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which NBP operates;

•   exchange controls;

•   changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

•   potentially negative consequences from changes in regulatory requirements; and

•   international conflict, including terrorist acts, which could significantly impact NBP's financial condition and results of operations.

The occurrence of any of these events could increase NBP's costs, lower demand for its products or limit its operations, which could have a material adverse effect on its business, financial condition, results of operations or prospects.

Failure to successfully implement its business strategy may impede NBP's plans to increase revenues, margins and cash flow.

NBP's revenues, margins and cash flows will not increase as planned if it fails to implement the key elements of its strategy, and its ability to successfully implement this strategy is dependent at least in part on factors beyond NBP's control. For example, the willingness of consumers to purchase value-added products depends in part on economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label or less-expensive products. Thus, if NBP encounters periods of economic uncertainty, the sales volume for its value-added products could suffer. Also, NBP may not be successful in identifying favorable international expansion opportunities.

Changes in consumer preferences could adversely affect NBP's business.

The food industry in general is subject to changing consumer trends, demands and preferences. NBP's products compete with other protein sources, such as pork and poultry, and other foods. Trends within the food industry change often and failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for NBP's products, and could have a material adverse effect on NBP's business, financial condition, results of operations and cash flows. In addition, NBP does not have any other material lines of business or other sources of revenue to rely upon if it is unable to efficiently process and sell beef products or if the market for beef declines. This lack of diversification means that NBP may not be able to adapt to changing market conditions or withstand any significant decline in the beef industry.

The beef processing industry is highly competitive and NBP's customers may not continue to purchase its products.

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle and in the sale of beef products. In addition, NBP's products compete with a number of other protein sources, including pork and poultry.

NBP's principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, Swift & Company and Smithfield Foods, Inc. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. NBP's ability to be an effective competitor will depend on its ability to compete on the basis of these characteristics. Some of NBP's competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products. NBP cannot assure you that it will be able to compete effectively with these companies and its ability to compete could be adversely affected by its significant debt levels.

The sales of beef products are subject to seasonal variations and, as a result, NBP's quarterly operating results may fluctuate.

The beef industry is characterized by prices that change based on seasonal consumption patterns. The highest period of demand for NBP's products is usually the summer barbecue season. As a result of these seasonal fluctuations, NBP's operating results may vary substantially between fiscal quarters.

NBP depends on the service of key individuals, the loss of which could materially harm its business.

NBP's success will depend, in part, on the efforts of its executive officers and other key employees. In addition, the market for qualified personnel is competitive and NBP's future success will depend on its ability to attract and retain these personnel. NBP does not have long-term employment agreements with some of its executive officers, and NBP does not maintain key-person insurance for some of its other officers, employees or members of its board of managers. NBP may not be able to negotiate the terms of renewals of any existing long-term employment agreements on terms favorable to NBP or at all. The loss of the services of any of NBP's key employees or the failure to attract and retain employees could have a material adverse effect on its business, results of operations and financial condition.

NBP's performance depends on favorable labor relations with its employees. Any deterioration of those relations or increase in labor costs could adversely affect NBP's business.

NBP has approximately 6,500 employees worldwide. Approximately 2,700 employees at its Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. A labor-related work stoppage by these unionized employees could limit NBP's ability to process and ship products or increase its costs, which could adversely affect its results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at NBP's non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect its results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP's locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The consolidation of NBP's retail and foodservice customers may put pressures on its operating margins.

In recent years, the trend among NBP's retail and foodservice customers, such as supermarkets, warehouse clubs and foodservice distributors, has been towards consolidation. These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on NBP with respect to pricing terms, product quality and new products. As NBP's customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If NBP does not negotiate favorable contracts with its customers and implement appropriate pricing to respond to these trends, or if it loses its existing large customers, NBP's profitability could decrease.

NBP may not be able to successfully integrate future acquisitions, which could result in it not achieving the expected benefits of the acquisition, the disruption of its business and an increase in its costs.

NBP continually explores opportunities to acquire related businesses, some of which could be material to it. NBP's ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of NBP.

NBP may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. NBP's efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of NBP's existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact NBP's business and results of operations. Further, the benefits that NBP anticipates from these acquisitions may not develop.

Risk Factors Associated with USPB

U.S. Premium Beef sells all of the cattle provided by its members to National Beef Packing Company, LLC and does not have arrangements for alternative markets for its members' cattle.

USPB's sole customer for the cattle provided by USPB's members is National Beef Packing Company, LLC.   Given USPB's ownership of a majority interest in NBP, USPB has not developed alternative customers for the cattle provided by USPB's members.  If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB's members, USPB would need to exercise provisions in its agreements with both NBP and USPB's members that would permit USPB to reduce the number of cattle acquired from members and sold to NBP.  While such provisions would mitigate harm to USPB, it is likely that the value of the Class A units and the associated delivery rights held by USPB's members would be impaired.

The other members of National Beef Packing Company, LLC do not deliver cattle to NBP for processing, creating the possibility that the interests of those other members of NBP could conflict with the interests of U.S. Premium Beef and its members.

The other members of NBP do not deliver cattle to NBP for processing and marketing.  As a result, conflicts of interest may arise between USPB and NBP relating to cattle purchases.  If a dispute were to arise, the settlement of any such dispute may not be on terms as favorable to USPB as would be expected if all of the members of NBP were involved in the delivery of cattle to NBP for processing.

The restructuring of the cooperative was a taxable event for both the cooperative and its shareholders.

The restructuring of the cooperative to become an LLC was a taxable event for both the cooperative and its shareholders. The tax consequences to the cooperative depend on the value of its assets and apportionment of the value among specific assets, both of which involve risks described in the following four risk factors.

The shareholders recognized gain or loss depending on when and how their shares in the cooperative were acquired. The amount depended on the value of the cooperative's assets, net of liabilities, and customary discounts allowed, both of which involved valuation risks described in the following four risk factors. The taxable gain or loss that was recognized depended on whether the value of the Class A and Class B units received in the restructuring for those shares was greater or less than the tax basis in the common stock of the cooperative. If the shares were purchased in the cooperative's initial stock offerings, they had a gain on this portion of the restructuring. Values were subject to closing date adjustments and the possibility of future challenges by the Internal Revenue Service.

The intended tax treatment of the restructuring is subject to the possibility of future challenges by the Internal Revenue Service that could have adverse consequences for the LLC, as the successor to the cooperative's obligations, and to the unitholders.

The board of directors and senior management of the cooperative have relied on an appraisal that is not binding on the Internal Revenue Service.

In evaluating the tax consequences of the restructuring, USPB has relied, in part, on the appraisal prepared by American Appraisal Associates. Their appraisal is not binding on the Internal Revenue Service. There is a risk that the Internal Revenue Service might determine that the cooperative or its shareholders must recognize additional taxable income or gain for federal income tax purposes.

The Internal Revenue Service could also challenge other aspects of the transaction that could materially adversely affect the LLC and its unitholders.

In addition to challenging the overall valuation of the cooperative and the LLC units received in the restructuring, the Internal Revenue Service might also challenge:

  the cooperative's apportionment of values to specific assets and the treatment of the resulting gains or losses as capital gain or loss or ordinary income or loss;
  the treatment of the restructuring as a constructive distribution of specific assets rather than as a distribution of interests in the LLC. There are anti-netting rules that may become operative if these challenges are mounted by the IRS. Specifically, the cooperative's capital losses cannot be offset against any income other than capital gains and, likewise, patronage losses cannot be offset against  nonpatronage income or gain; and
  the tax treatment of the cooperative's patronage notices that will become obligations of the LLC is uncertain and the IRS could challenge the intended treatment of the patronage notices in calculating the shareholders' gain or loss on the restructuring.

If the Internal Revenue Service challenges the transaction on any of these grounds, it could materially adversely affect the LLC and subject the unitholders and the LLC, as successor to the cooperative's obligations, to additional tax liability.

The Internal Revenue Service could also challenge post-restructuring tax reporting positions to be taken by the LLC that could materially adversely affect the LLC unitholders.

USPB believes that the LLC will be treated as a partnership for federal income tax purposes. This means that the LLC will pay no federal or state income tax and unitholders will pay tax on their share of the LLC's net income. However, the LLC would become taxable as a corporation if it elects corporate tax status or if it is treated as a publicly traded partnership because of the manner in which units are transferred. The LLC's taxable income each year will depend in part on the depreciation, amortization and other cost recovery of the tax basis of its assets. The LLC's initial aggregate basis will be based on the fair market value of assets deemed to be received by the members in the restructuring. However, the method of apportioning basis to specific LLC assets is uncertain, and the IRS could challenge the apportionment of basis to specific assets so as to increase the allocation to longer lived assets or assets that cannot be depreciated or amortized. This generally would defer the timing of some of the LLC's depreciation, amortization or other cost recovery deductions. The patronage notices for which the LLC will become obligated in the restructuring are expected to have a face value substantially in excess of their negative present value that will be used in valuing the liquidating distribution deemed to be received by the shareholders. It is expected that capital loss deduction will be available to the LLC, and therefore to its unitholders, when cumulative payments made by the LLC to the holders of the patronage notices exceed their restructuring date negative present value. Because of the lack of controlling legal authority on this issue, the IRS could challenge the capital loss deduction. Also, limitations on the deductibility of capital losses could reduce or eliminate the benefit of the deduction.

Failure to achieve and maintain effective internal controls could have a material adverse effect on USPB's business, operating results and financial condition.

USPB is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent auditors addressing these assessments. This process is both costly and challenging.  During the course of testing USPB may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if USPB fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for USPB to produce reliable financial reports and are important to helping prevent financial fraud.  If USPB cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and its business, results of operation and financial condition could be adversely affected.

 TABLE_OF_CONTENTS

ITEM 2.                  PROPERTIES

USPB's corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri, in proximity to the corporate offices of NBP.  The company leases its office space from HDP - Kansas City, LLC, with offices at c/o Higgins Development Partners, 101 East Erie Street, Suite 800, Chicago, Illinois  60611.  The office lease is for a term of two years, commencing March 1, 2004.

NBP owns its Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities. It lease its headquarters facility in Kansas City, Missouri, its Kansas City Steak Company processing facility in Kansas City, Kansas and its case-ready facility in Moultrie, Georgia. NBP also leases its offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Tokyo, Japan and Seoul, South Korea.  aLF Ventures, LLC leases the food safety research facility in Pomona, California.  NBP's amended credit facility is secured by a first priority lien on substantially all of its assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	5,200 head
Case-Ready Facilities:
Hummels Wharf, Pennsylvania	105,000 pounds
Moultrie, Georgia	198,000 pounds
Portion Control Facility:
Kansas City, Kansas	30,500 pounds

 TABLE_OF_CONTENTS

ITEM 3.                  LEGAL PROCEEDINGS

On July 1, 2002, a lawsuit was filed against Farmland National Beef (FNB), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. USPB was not named a party to this proceeding, but is at risk  by being the majority owner of NBP (formerly FNB). The case was filed by three named plaintiffs on behalf of a putative nationwide class that the plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class. FNB answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNB joined in the other defendants' motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class action matter in June, 2004. Accordingly, the lawsuit will proceed to trial. Management believes that FNB acted properly and lawfully in their dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

From time to time and in the ordinary course of its business, USPB and its subsidiaries are named as a defendant in legal proceedings related to various issues, including worker's compensation claims, tort claims and contractual disputes. Other than such routine litigation, USPB is not currently involved in any material legal proceedings. In addition, USPB is not aware of other potential claims that could result in the commencement of legal proceedings. USPB carries insurance that provides protection against certain types of claims, up to the policy limits of USPB's insurance.

 TABLE_OF_CONTENTS

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

U.S. Premium Beef, Ltd. held a special meeting on August 18, 2004 wherein its shareholders approved the restructuring of the cooperative into an LLC.  The restructuring became effective August 29, 2004. There were 412 shareholders eligible to vote; 130 voted, of which 118 voted for the conversion and 12 voted against it.   No other matters were submitted to a vote of the shareholders during the last quarter of the fiscal year covered by this report.

PART II

 TABLE_OF_CONTENTS

ITEM 5.                  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of November 23 , 2004, there were 415 record holders of Class A and Class B interests.  Sales prices have ranged from $55 to $172 since the end of the fiscal year, however some of these sales were not sales at arms length and therefore this range is not necessarily indicative of market value.

USPB has not paid any cash dividends with respect to its equity since the Conversion date.  The payment of cash dividends, if any, would be made only from assets legally available for that purpose and would depend on the Company's financial condition, results of operations, and other factors then deemed relevant by USPB's board of managers.  Cash distributions are paid quarterly to the interest holders of both Class A and Class B units to make tax payments, to the extent permitted by USPB's senior lenders.  See "Item 12.  Security Ownership of Certain Beneficial Owners and Management."

Patronage dividends of $20,923,789 and $11,753,737 were allocated to the cooperative's patrons for FYE 2003 and FYE 2002 earnings, respectively.  Forty percent of each year's patronage dividend was paid in cash and the remaining sixty percent was retained as patronage refunds for reinvestment.  USPB intends to allocate patronage dividends of $2,118,533 for FYE 2004 earnings, of which 40% will be paid in cash and the remainder held as patronage refunds for reinvestment.  Patronage refunds for reinvestment, known as patronage notices in the LLC, will be paid by the LLC at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion.   In addition, in the event of liquidation of the LLC, any patronage notice amounts that had not been paid previously would be entitled to be paid after the debts and liabilities of the LLC had been paid, but prior to any distributions based on ownership of units in the LLC.

USPB did not sell any equity securities during FYE 2004 that were not registered under the Securities Act of 1933, as amended.

 TABLE_OF_CONTENTS

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected data presented under the captions "Statement of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended August 28, 2004 are derived from the consolidated financial statements of the cooperative and its subsidiaries, which financial statements have been audited by KPMG LLP, independent registered public accountants. The consolidated financial statements as of August 28, 2004 and August 30, 2003 and for each of the years in the three-year period ended August 28, 2004, and the report thereon, are included elsewhere in this document. The selected data should be read in conjunction with the consolidated financial statements for the year ended August 28, 2004, the related notes and the independent auditors' report, which contains an explanatory paragraph that states that as discussed in note 2 to the consolidated financial statements, the cooperative adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on September 1, 2002.

      Historical per share data has been omitted because, under the cooperative structure, earnings of the cooperative are distributed as patronage dividends to members and associate members based on the level of business conducted with the cooperative as opposed to common stockholder's proportionate share of underlying equity in the cooperative. Pro forma per unit data has been included below because as an LLC, the restructured entity will, beginning in FYE 2005, make distributions to its unitholders based on their proportionate share of the underlying equity in the Class A and B units, 33% and 67%, respectively, as opposed to the level of business conducted with the LLC. The pro forma per unit data gives effect to the exchange of one Class A unit and one Class B unit of the newly formed LLC for each share of common stock of the cooperative, effective August 29, 2004.

As described in note 1 to the consolidated financial statements under "Item 8. Financial Statements and Supplementary Data," USPB acquired a controlling interest in NBP on August 6, 2003 and since that date has consolidated the results of NPB in its consolidated financial statements.  As a result of the acquisition of a controlling interest in NBP, a new basis of accounting was established for NBP on the date of acquisition.  Prior to August 7, 2003, USPB accounted for its interest in FNB under the equity method of accounting.  For these reasons the financial position and operating results after the Acquisition are not comparable with those before the Acquisition.

The following tables should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8.  Financial Statements and Supplementary Data" (including the accompanying notes) contained elsewhere in this report.

	Fiscal Years Ended (1)
	August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001	August 26, 2000
	(In millions)
Statement of Operations Data:
Net sales	$4,089.5	$871.8	$697.4	$572.4	$566.1
Costs and expenses:
Cost of sales	3,969.7	853.6	697.4	572.4	566.1
Selling, general & administrative	35.9	5.7	3.6	2.6	2.5
Depreciation and amortization	21.2	2.1	-	-	-
Operating income (loss)	62.7	10.4	(3.6)	(2.6)	(2.5)
Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.	(19.4)	(4.9)	-	-	-
Equity in income from Farmland National
Beef Packing Co.	-	22.6	20.3	21.2	23.8
Interest income	0.7	0.2	0.3	0.9	1.0
Interest expense	(25.5)	(2.4)	(0.7)	(3.2)	(3.3)
Interest rate exchage agreement	0.6	-	(1.0)	(1.2)	-
Other, net	-	(1.7)	0.5	0.1	0.2
Total other (expense) income	(43.6)	13.8	19.4	17.8	21.7
Net income	$19.1	$24.2	$15.8	$15.2	$19.2

(1)		Our fiscal year ends on the last Saturday in August. Fiscal year ended 2002 consisted of 53 weeks. All others consisted of of 52 weeks.

		Fiscal Years Ended (1)
		August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001	August 26, 2000
		(In millions, except unit, and per unit data)
Pro Forma Per Unit Data:
Weighted average basic	Class A	691,845	691,845	691,845	691,845	691,845
units outstanding	Class B	691,845	691,845	691,845	691,845	691,845
Basic earnings	Class A - 33%	$9.11	$11.56	$7.52	$7.23	$9.13
per unit	Class B - 67%	$18.49	$23.46	$15.26	$14.67	$18.55
Weighted average diluted	Class A	704,748	703,761	701,844	700,201	696,537
units outstanding	Class B	704,748	703,761	701,844	700,201	696,537
Diluted earnings	Class A - 33%	$8.94	$11.36	$7.41	$7.14	$9.07
per unit	Class B - 67%	$18.16	$23.07	$15.04	$14.50	$18.42
Distributions declared	Class A - 33%	$1.01	$9.98	$5.61	$8.04	$8.94
per unit	Class B - 67%	$2.05	$20.26	$11.38	$16.32	$18.16

Selected Balance Sheet Data:

Cash and cash equivalents		$43.6	$42.2	$16.1	$14.3	$15.6
Total assets		$663.8	$641.2	$107.2	$128.4	$123.3
Long-term debt, less current maturities		$331.8	$312.7	$8.2	$28.1	$30.7
Minority interest		$63.1	$54.0	$-	$-	$-
Capital shares and equities		$118.0	$98.4	$82.4	$76.5	$68.9

Common shares outstanding		691,845	691,845	691,845	691,845	691,845

Pro Forma Per Unit Data:

Pro forma Class A Units outstanding		691,845	691,845	691,845	691,845	691,845
Pro forma Class B Units outstanding		691,845	691,845	691,845	691,845	691,845

Pro forma book value for collective Class A and B units		$170.57	$142.23	$119.13	$110.62	$99.53

(1)		Our fiscal year ends on the last Saturday in August. Fiscal year ended 2002 consisted of 53 weeks. All others consisted of 52 weeks.

 TABLE_OF_CONTENTS

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under "Risk Factors," "Disclosure Regarding Forward-Looking Statements" and elsewhere in this report.

Overview

The cooperative was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value added beef products responsive to consumer desires.

On December 1, 1997, the cooperative became operational by acquiring 25.4966% of FNB, a partnership owned by the cooperative and Farmland Industries, Inc. (Farmland). The cooperative acquired an additional 3.29% partnership interest in February 1998, bringing its ownership to 28.7866% of FNB. Farmland then owned the remaining 71.2134%.

On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. Provisions of FNB's operating agreement and its financing agreement restricted partners' access to FNB's assets. In the fourth quarter of fiscal 2003, as a result of the acquisition of Farmland's interest by the cooperative and others, as more fully described below, the cooperative acquired a controlling interest in the former FNB, now NBP, and the assets, liabilities and operating results of NBP are consolidated with those of USPB effective August 7, 2003. Prior to the acquisition date, the cooperative accounted for its 28.7866% non-controlling interest in FNB under the equity method.

In connection with the cooperative's purchase of its interest in Farmland National Beef, the cooperative obtained the right, and became subject to the obligation to deliver cattle annually to NBP  relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.   The price received for cattle is based upon a price grid determined by the cooperative and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as the USPB is an owner in NBP. Cattle delivered by the USPB are processed in NBP's two processing plants.

USPB acquires all its cattle requirements from its shareholders and members under uniform delivery and marketing agreements. Shareholders are obligated to deliver a designated number of cattle to the cooperative during specified delivery periods, as defined. The agreements are for a term of ten years and provide for minimum quality standards, delivery variances, and termination provisions, as defined. Cattle acquired pursuant to the agreements are concurrently sold to NBP pursuant to the cattle purchase agreement. Sales transactions are based upon prevailing cash market prices, and purchases are on terms no less favorable to NBP than would be obtained from an unaffiliated party.

On June 12, 2003, the cooperative entered into an agreement with Farmland to acquire all of the partnership interests in FNB held by Farmland, which approximated 71.2%. As a result of this acquisition, the cooperative gained voting control of FNB and converted it to a limited liability company, National Beef Packing Company, LLC, under Delaware law. These transactions (the Acquisition) closed on August 6, 2003. NBP assumed both the uniform delivery and marketing agreements and the cattle purchase agreement. NBP continues to hold all of the same assets its predecessor held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary NBP aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. From July 2006 to July 2008, Farmland has a put right of this interest in NBP aLF, LLC to NBP at its then fair market value. If the interest in NBP aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company.  Following the effective date of the merger and the statutory conversion, the business of the cooperative will be continued in the limited liability company form of business organization.

NBP is the fourth largest beef processing company in the United States, accounting for 11.7% of United States fed cattle processed in 2004. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP's products include boxed beef and beef by-products, such as hides and offal. In addition, they sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP markets its products to retailers, distributors, food service providers and the United States military. The relationship between the USPB and NBP facilitates a vertically integrated business that provides significant competitive advantages in delivering consistent, high quality, value-added products to our customers.

The results of operations discussed below include the historical results of FNB as an equity investment using the equity method of accounting for the periods prior to the Acquisition through August 6, 2003. For the periods subsequent to the Acquisition, the operating results of NBP have been consolidated and intercompany transactions eliminated. This new basis of accounting was established on the date of the closing of the Acquisition (see description of the Acquisition in note 1 of our consolidated financial statements), and, therefore, the financial position and operating results after the Acquisition are not comparable with those before the Acquisition. As a result, we have provided an overview of the operations of NBP (formerly FNB) below to provide a better understanding of the impact that our ownership in NBP (approximately 53.2% for the 24 days ended August 30, 2003 and thereafter, and approximately 28.8% for the period prior to August 7, 2003) had on our operations.

As a result of the Acquisition and resulting consolidation of NBP, there were significant increases in the year of the Acquisition to the Company's consolidated assets, liabilities and expenses in comparison to prior periods. The Company's assets increased by 405%, with debt increasing by 3,800% and liabilities other than debt increasing by 726%. The Company's revenues for the 2004 fiscal year increased by approximately 469% in comparison to the prior year.

The following table presents the historical consolidated statements of operations data expressed in millions of dollars for NBP (formerly FNB) for the periods indicated:

	Successor		Successor
	National Beef Packing		National Beef Packing	Predecessor
	Company, LLC and Subsidiaries	Combined	Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 Weeks Ended	364 Days Ended	24 Days Ended	340 Days Ended	53 weeks ended
(in millions)	August 28, 2004	August 30, 2003	August 30, 2003	August 6, 2003	August 31, 2002

Net sales	$ 4,089.5	$ 3,661.4	$ 282.8	$ 3,378.6	$ 3,246.8

Costs and expenses:
Cost of sales	3,969.6	3,515.7	264.8	3,250.9	3,126.3
Selling, general & administrative	30.7	27.0	2.1	24.9	23.0
Depreciation and amortization	21.2	20.4	2.1	18.3	18.0

Operating Income	68.0	98.3	13.8	84.5	79.5

Other income (expense):

Interest income	0.6	0.5	-	0.5	0.2
Interest expense	(24.9)	(6.7)	(1.6)	(5.1)	(6.8)
Other, net	0.3	(3.1)	(1.7)	(1.4)	4.6
Total other expense, net	(24.0)	(9.3)	(3.3)	(6.0)	(2.0)

Net income	$ 44.0	$ 89.0	$ 10.5	$ 78.5	$ 77.5

The combined consolidated statement of operations data for the 364 days ended August 30, 2003 includes the results of Farmland National Beef Packing Company, L.P. for the 340 days ended August 6, 2003 and the results of National Beef Packing Company, LLC for the 24 days ended August 30, 2003. The results have been combined for the 364 day period to facilitate comparison.

The net income for the FYE 2004 was $44.0 million compared to $89.0 million for the FYE 2003, a decrease of $45.0 million or 50.6%.  This is attributed to decreased margins and an $18.2 million increase in interest expense.  While sales and cost of sales were higher, principally due to the higher live cattle prices and corresponding higher selling prices of beef products, operating income decreased $30.3 million or 30.8% over the prior year.  As a percent of sales, operating income was 1.7% and 2.7% for FYE 2004 and FYE 2003, respectively.  In May 2003 a cow in Canada was diagnosed with BSE, so the U.S. closed its border to the importation of live cattle from Canada.  The single case of BSE discovered in Washington state in December 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during FYE 2004.

Net income increased $11.5 million, or 14.8%, to $89.0 million in FYE 2003 compared to $77.5 million in FYE 2002. This increase was primarily driven by an $18.8 million increase in operating income, partially offset by an increase in other net expenses of $7.7 million. The operating income increase was primarily due to improved market conditions for beef products, recovering somewhat from reduced demand for beef in travel related industries as a result of the terrorist attacks on September 11, 2001. Additionally, the number of cattle slaughtered and processed increased 1.5% during the same period. The increase in other net expense was driven by a bridge loan fee of $1.7 million and a write-off of unamortized debt issuance costs of $1.6 million (both in connection with the Acquisition in FYE 2003), partially offset by the receipt of an approximate $2.3 million settlement related to an antitrust vitamin litigation during the same period compared to non-operating income recorded in FYE 2002 of $3.0 million representing the net receipt of reimbursement of previously expensed research and development costs from Campina Melkunie N.V., a Netherlands Antilles limited liability company.

Financial Statement Accounts

Net Sales. Pursuant to the cattle purchase agreement between the cooperative and FNB, all of the cooperative's sales prior to the Acquisition were to FNB. Subsequent to the Acquisition and in consolidation, all of the cooperative's sales are eliminated, leaving only sales of NBP. NBP's net sales are generated from sales of boxed beef, case-ready beef and pork, chilled and frozen export beef, portion control beef and beef by-products. They are affected by the volume of animals processed and the value that is extracted from each animal. The value that is extracted from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. NBP's total value-added sales were approximately $897.3 million in FYE 2004, comprising approximately 21.9% of its total net sales. In FYE 2004, its value-added products contributed up to three times the gross margin of its traditional boxed beef products and represent a substantial portion of its profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed an eight to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. We are currently in the expansion phase of this cycle. In addition, beef and beef by-product sales are affected by the general economic environment and other factors.

Cost of Sales. The cooperative's cost of sales, both prior to and subsequent to, the Acquisition were accounted for in the same manner as net sales. NBP's cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, utilities, and other facility expenses. Livestock is the highest cost component, representing 83.9% of cost of sales in FYE 2004. Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock. Historically, changes in cut-out values, a representation, normally expressed on a per hundred weight basis, of the sales value of a beef carcass, for beef products and corresponding livestock costs have been positively correlated. As a result, profitability is primarily affected by the difference between cut-out value and livestock cost, the volume of livestock processed and our processing yields, the amount of saleable product, typically expressed as a percentage of a total carcass weight. Labor and freight represented 4.2% and 2.5%, respectively,  of cost of sales in FYE 2004.

Selling, General and Administrative Expenses. The cooperative's general and administrative costs consist primarily of general management, insurance, and professional expenses. In addition to these, NBP incurs selling expenses consisting primarily of salaries, trade promotions, advertising, commissions and other marketing costs.

Outlook

Continued short supplies of live cattle available for slaughter as well as the lack of key export markets for sale of beef products have pressured industry margins for the latter part of our FYE 2004, compared to the prior year.  These conditions have continued into the early part of FYE 2005, leading us to believe that the results of the thirteen weeks ending November 27, 2004 may not compare favorably with the results of the thirteen weeks ended November 29, 2003.

Recent Developments and Market Trends

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In the FYE 2003, NBP's total export sales were approximately 17% of total sales, including sales of non-food beef products such as hides.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in our Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  We do not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on our business.

While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.  Fed cattle slaughter levels in the United States for the FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. Beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.  This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America (R-CALF -  a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within the USDA.  It is expected to be sent to the federal government Office of Management and Budget (OMB) after the U. S. presidential election.  The OMB could take up to 90 days to return it to the USDA, but many expect the final rule to be published before the end of the year with the markets opening in the first quarter of calendar 2005, although we can provide no assurance that this will occur.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

The Company cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on our operations.  Our revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

As of August 28, 2004, NBP was in compliance with all financial covenant ratios under our senior credit facilities, with the exception of the four-quarter rolling measure of EBITDA, as defined in the Third Amended and Restated Credit Agreement dated as of August 6, 2003 (as amended, the Credit Agreement).  As of October 6, 2004, the lenders under NBP's  Credit Agreement have agreed to waive this event of default.  The calculation of this ratio is not allowed to include an add back for the charge of $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for BSE.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires  management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe that our most critical accounting policies are:

Accounting for Investment in NBP.  Prior to the Acquisition, FNB was accounted for as an equity investment under the equity method of accounting. USPB's share of FNB's income was recognized as equity in earnings of FNB in a single line item in our consolidated statements of operations and recorded in the consolidated balance sheet in a single line item - investment in FNB. Distributions received from FNB reduced the investment balance. Upon acquiring a controlling interest in the Acquisition, in accordance with accounting principles generally accepted in the United States of America, NBP's financial position and results of operations are consolidated into our financial statements and all transactions between the two companies are eliminated in the consolidation. A minority interest is presented which represents the earnings of NBP attributable to those holding a minority interest in NBP.

Allowance for Returns and Doubtful Accounts. The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectibility. While management believes these processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts. Management uses significant judgment in estimating amounts expected to be returned. Management considers factors such as historical performance and customer conditions in estimating return amounts.

Inventory Valuation. Inventories of NBP, except supplies inventories, are determined using the first-in, first-out cost method or market. The cost of all other inventories is determined using the first-in, first-out method, specific or average cost methods. Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than their carrying amounts. If actual results differ from management estimates with respect to the selling of inventories at amounts less than their carrying amounts, NBP would adjust its inventory balances accordingly.

Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not record amortization of the goodwill balance. Instead, on an annual basis, we assess the goodwill balance for impairment. For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists. We calculate the fair value of each reporting unit, using estimates of future cash flows. In accordance with SFAS No. 142, we determined that our goodwill was not impaired based on our assessment as of August 28, 2004.

In connection with the Acquisition, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired. This excess has been recorded as goodwill.

Workers' Compensation Accrual. NBP incurs certain expenses associated with workers' compensation. To measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported. The estimates used by management are based on our historical experience as well as current facts and circumstances. NBP uses third-party specialists to assist management in appropriately measuring the expense associated with these costs.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (in millions):

		Fiscal Years Ended
	August 28, 2004	August 30, 2003	August 31, 2002
Net sales	$ 4,089.5	$ 871.8	$ 697.4

Costs and expenses:
Cost of sales	3,969.7	853.6	697.4
Selling, general & administrative	35.9	5.7	3.6
Depreciation and amortization	21.2	2.1	-

Operating income (loss)	62.7	10.4	(3.6)

Other income (expense):

Minority owners' interest in net income of National Beef Packing Co.	(19.4)	(4.9)	-
Equity in income from Farmland National Beef Packing Co.	-	22.6	20.3
Interest income	0.7	0.2	0.3
Interest expense	(25.5)	(2.4)	(0.7)
Interest rate exchange agreement	0.6	-	(1.0)
Other, net	-	(1.7)	0.5
Total other (expense) income	(43.6)	13.8	19.4
Net income	$ 19.1	$ 24.2	$ 15.8

The results of operations of NBP for the FYE August 28, 2004 and the 24 days ended August 30, 2003 are consolidated in the respective periods and transactions between the USPB and NBP have been eliminated. Accordingly, these operating results are not consistent with prior periods' operating results.

FYE August 28, 2004 compared to August 30, 2003

Net Sales. Net sales were $4,089.5 million for FYE 2004 compared to $871.8 million for  FYE 2003, an increase of $3,217.7 million or 369.1%. The increase was the direct result of consolidating NBP's sales of $4,089.5 million and eliminating the intercompany sales of $614.3 million from the cooperative to NBP. The decline in the cooperative's sales to NBP of $10.9 million, or 1.7%, was driven by a decrease of 15.0% in the number of cattle sold, offset by an increase in the average sales price of 16.2%.

Cost of Sales. Cost of sales was $3,969.7 million for FYE 2004 compared to $853.6 million for FYE 2003, an increase of $3,116.1 million or 365.1%. The increase was the direct result of consolidating NBP's cost of sales of $3,969.7 million and eliminating the intercompany cost of sales of $614.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.9 million for FYE 2004 compared to $5.7 million for FYE 2003, an increase of $30.2 million or 529.8%. The increase was the direct result of consolidating NBP's expenses of $30.7 million that were not consolidated in the 2003 period.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $21.2 million for FYE 2004 compared to $2.1 million for FYE 2003, an increase of $19.1 million or 909.5%. This increase was the direct result of consolidating NBP's depreciation of $21.2 million which included increases that resulted from depreciation on new capital projects placed in service, from the depreciation of assets acquired in the acquisition of National Carriers, Inc.  Additionally, a small increase resulted from the amortization of intangible assets identified in the purchase accounting under the Acquisition

Operating Income. Operations resulted in income of $62.7 million for FYE 2004 compared to $10.4 million for FYE 2003, a favorable increase of $52.3 million. The operating income, as a percentage of net sales, was 1.5% for FYE 2004 and 1.2% for FYE 2003. This is the direct result of consolidating NBP's results of operations in 2004 of $68.0 million which was 1.7% of our consolidated sales.

Equity in Earnings. In FYE 2004 the results of NBP were consolidated while earnings in FNB were $22.6 million for FYE 2003. The minority interest in NBP represents the minority owners' equity in NBP's earnings. Kansas City Steak, LLC and aLF Ventures, LLC are subsidiaries of NBP which are also consolidated herein.

Interest Expense. Interest expense was $25.5 million for FYE 2004 compared to $2.4 million for FYE 2003, an increase of $23.1 million. The increase was due primarily to the higher level of borrowings in FYE 2004 as a result of the Acquisition.

Other, Net. Other, net was income of $0.0 million for FYE 2004 compared to an expense of $1.7 million for FYE 2003. In 2004, NBP received $1.1 million through the demutualization of a company which held annuities for NBP employees, and the loss in NBP's equity investment of aLF Ventures, LLC of $0.8 million. This was further offset by tax accruals of $0.5 million in consideration of the potential recharacterization of income from patronage-source to nonpatronage-source, which could be asserted by the IRS. FYE 2003 is primarily due to the consolidation of NBP's net expense of $1.7 million for the 24 day period from August 7 to August 30, 2003. This net expense consisted of $1.7 million of bridge loan commitment fees, $1.6 million in the write-off of unamortized debt issuance costs (both associated with the Acquisition), $0.9 million of expenses associated with an investment in an electronic commerce venture, as offset by receipt of a $2.3 million award in an antitrust vitamin litigation. NBP received approximately $2.3 million to settle its indirect purchaser vitamin antitrust claim through Farmland, which settled its own direct and indirect claims and those of all of its affiliates. The settlement arose from the Department of Justice indictments of several manufacturers of vitamins and feed additives for price fixing, which resulted in confessions, amnesty and fines from 2000 to 2003. During that time, numerous lawsuits were filed by direct and indirect purchasers, including both class-action lawsuits and individual lawsuits, to recover the antitrust overcharge.

FYE August 30, 2003 compared to August 31, 2002

FYE 2003, which ended August 30, 2003, consisted of 52 weeks. FYE 2002, which ended August 31, 2002, consisted of 53 weeks.

Net Sales. Net sales were $871.8 million in FYE 2003 compared to $697.4 million in FYE 2002, an increase of $174.4 million, or 25.0%. The increase resulted primarily from the consolidation of NBP's sales of $282.8 million for the 24 day period from August 7 to August 30, 2003, coupled with an increase of 11.9% in the cooperative's average sales price. This increase was reduced by the elimination of intercompany sales of $36.3 million for the same 24 day period, a decrease of 18.8% in the number of cattle delivered to the cooperative and the additional week in FYE 2002.

Cost of Sales. Cost of sales was $853.6 million in FYE 2003 compared to $697.4 million in FYE 2002, an increase of approximately $156.2 million, or 22.4%. The increase is consistent with the increase in sales and resulted primarily from the consolidation of NBP's cost of sales of $264.8 million for the 24 day period from August 7 to August 30, 2003, reduced by the elimination of intercompany cost of sales of $36.3 million for the same period. This net increase was also supported by an increase of $7.98 per hundred weight (cwt), or 11.9%, in the cooperative's average base purchase prices, partially offset by the additional week in FYE 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.7 million in FYE 2003 compared to $3.6 million in FYE 2002, an increase of $2.1 million or 58.3%. The increase is attributed to the consolidation of NBP's selling, general and administrative expenses of $2.1 million for the 24 day period from August 7 to August 30, 2003, partially offset by a $0.2 million reduction of USPB's direct general and administrative costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $2.1 million, in FYE 2003 compared to FYE 2002. This increase was directly attributed to the consolidation of NBP's depreciation and amortization expense of $2.1 million for the 24 day period from August 7 to August 30, 2003.

Operating Income. Operations resulted in income of $10.4 million for FYE 2003, compared to a loss of $3.6 million for FYE 2002, an increase of $14.0 million. The increase was primarily due to the consolidation of NBP's operating income of $13.8 million for the 24 day period from August 7 to August 30, 2003 coupled with improved market conditions for beef products, recovering somewhat from reduced demand for beef in travel related industries as a result of the terrorist attacks on September 11, 2001.

Equity in Earnings. FNB's and NBP's combined net income increased 14.8%, while earnings in FNB increased 11.3% to $22.6 million in FYE 2003 from $20.3 million for FYE 2002. The difference is due to the consolidation of NBP's net income of $10.5 million for the 24 day period ended August 30, 2003 subsequent to the Acquisition and due to goodwill amortization of $2.0 million in FYE 2002 related to the excess of our investment in FNB over our share of the underlying net assets of FNB. The minority equity of $4.9 million in 2003 represents the minority owners' equity in NBP for the same 24 day period. Kansas City Steak, LLC and aLF Ventures, LLC are subsidiaries of NBP which are also consolidated herein for the same 24 day period of FYE 2003.

Interest Expense. Interest expense was $2.4 million for FYE 2003 compared to $0.7 million for FYE 2002, an increase of $1.7 million, or 242.9%. The increase resulted primarily from the consolidation of NBP's interest expense of $1.6 million for the 24 day period from August 7 to August 30, 2003.

Interest Rate Exchange Agreement. Expense related to the cooperative's interest rate exchange agreement was $0.0 million in FYE 2003, compared with $1.0 million in FYE 2002. The cooperative's interest rate swap was realigned with the underlying debt at the end of FYE 2002, generating related expenses in 2002 that were not incurred in FYE 2003.

Other, Net. Other decreased to expense of $1.7 million in FYE 2003 from income of $0.5 million in FYE 2002. This decrease is primarily due to the consolidation of NBP's net expense of $1.7 million for the 24 day period from August 7 to August 30, 2003. This net expense consisted of $1.7 million of bridge loan commitment fees, $1.6 million in the write-off of unamortized debt issuance costs (both associated with the Acquisition), $0.9 million of expenses associated with an investment in an electronic commerce venture, as offset by receipt of a $2.3 million award in an antitrust vitamin litigation. NBP received approximately $2.3 million to settle its indirect purchaser vitamin antitrust claim through Farmland, which settled its own direct and indirect claims and those of all of its affiliates. The settlement arose from the Department of Justice indictments of several manufacturers of vitamins and feed additives for price fixing, which resulted in confessions, amnesty and fines from 2000 to 2003. During that time, numerous lawsuits were filed by direct and indirect purchasers, including both class-action lawsuits and individual lawsuits, to recover the antitrust overcharge. Also contributing to the decrease is the recognition of $0.3 million in revenue generated by leasing excess delivery rights in FYE 2002 that were not leased in FYE 2003.

Liquidity and Capital Resources

As of August 28, 2004, USPB and its consolidated subsidiaries had net working capital of $179.9 million, which included $3.1 million in partner and member payables, and cash and cash equivalents of $43.6 million. As of August 30, 2003, we had net working capital of $138.9 million, which included $23.0 million in partnership and member payables, and cash and cash equivalents of $42.2 million. Our primary resources of liquidity are cash flow from operations and available borrowings under our amended credit facility.

As of August 28, 2004, the Company had $342.3 million of long-term debt, of which $10.5 million was classified as a current liability. As of August 28, 2004, there were outstanding borrowings of $42.1 million, outstanding letters of credit of $43.0 million and available borrowings of $10.7, based on the most restrictive financial covenant ratio calculation, under our $140.0 million amended credit facility. Borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.

In addition to outstanding borrowings under the amended credit facility, NBP had outstanding borrowings under industrial revenue bonds of $13.8 million, 10 1/2% Senior Notes of $160.0 million, term loans of $126.0 million and capital lease and other obligations of $0.4 million as of August 28, 2004.

Effective November 19, 2004, NBP's amended credit facility was further amended to reflect changes in financial covenants.  The revised covenants are effective throughout fiscal year 2005, at which time the covenants generally will revert, and be adjusted in accordance with, those contained in the amended credit facility prior to the November 19, 2004 amendment.  Available borrowings would have been $54.9 million as of August 28, 2004, had these covenant changes been in place.

Capital spending through 2005 is expected to approximate $30.0 million, with projects already initiated at August 28, 2004 accounting for $12.0 million of that amount, and the Dodge City facility comprising the majority of existing projects.  These expenditures, as well as proposed new capital projects expected to start during FYE 2005, are primarily for plant expansion, renewals and improvements.

We believe that available borrowings under our amended credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

Operating Activities

Net cash provided by operating activities was $34.6 million in FYE 2004 compared to $19.2 million in FYE 2003, an increase of $15.4 million, which is due to the consolidation of NBP.

Net cash provided by operating activities was $19.2 million and $40.0 million in FYE 2003 and FYE 2002, respectively. The $20.8 million decrease was primarily due to a $32.4 million decrease in distributions received from NBP and its increases in accounts receivable and inventories related to higher general price levels of beef products. These decreases were largely offset by increases in net income and accrued liabilities.

Investing Activities

Net cash used in investing activities was $31.2 million in FYE 2004 compared to $227.9 million used in FYE 2003. This decrease was primarily attributable to the $226.4 million acquisition of NBP in 2003, partially offset by increased capital expenditures of $30.8 million due to the consolidation of NBP for the entire year of 2004.  NBP is continuing to invest in their Dodge City facility to enhance its efficiency and increase its capacity by spending approximately $22.9 million during FYE 2004 and $11.0 million in FYE 2003.  It expects to spend an additional 15.0 million, through existing and proposed projects, at this facility in 2005.

Net cash used in investing activities was $227.9 million and $0.0 million FYE 2003 and FYE 2002, respectively. The $227.9 million increase in FYE 2003 was due primarily to the funding of the Acquisition.

Financing Activities

Net cash used by financing activities was $2.0 million in FYE 2004 compared to net cash provided of $234.9 million in FYE 2003, a decrease of $236.9 million. The decrease was largely attributed to the issuance of Senior Notes and term debt for the Acquisition in 2003 as well as member contributions associated with the Acquisition.

Net cash provided in financing activities was $234.9 million for FYE 2003, and cash used in financing activities was $38.1 million FYE 2002. The $273.0 million increase in cash provided in FYE 2003 was due primarily to NBP's $160.0 million issuance of the senior notes, $46.0 million of member contributions and an increase in borrowings under their then existing senior credit facility of $34.3 million as well as a reduction of payments of notes payable of $21.7 million.

CoBank Term Debt

USPB's CoBank term debt is payable in quarterly installments with final payment due in July 2011, bearing interest at the 90 day LIBOR index plus 2.50%, adjusted quarterly (4.10% at August 28, 2004, 3.36% at August 30, 2003 and 3.11% at August 31, 2002).

The debt agreement with CoBank contains certain covenants which require, among other things:

•       reporting requirements;

•       a minimum working capital reserve;

•       a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4 million and NBP is in compliance with their loan covenants).

•       a minimum net worth of $70.0 million

•       restrictions on transactions with related parties; and,

•       restrictions on dividend payments;

The cooperative was in compliance with all CoBank debt covenants as of August 28, 2004. The debt is secured by USPB's interest in NBP.

USPB's rate margin is determined pursuant to a table based on the leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at August 28, 2004 and 2.25% at both August 30, 2003 and August 31, 2002.

Amended Senior Credit Facility

On August 6, 2003, NBP amended and restated its existing senior credit facility with a consortium of banks, which consists of a $125.0 million term loan and a $140.0 million revolving credit facility that expires in August 2008.

The term loan facility provides for a term loan in the principal amount of $125.0 million. The revolving credit facility provides revolving loans in an aggregate amount of up to $140.0 million. At the closing of the Acquisition, NBP borrowed the full amount available under the term loan facility and $16.0 million under the revolving credit facility. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.  NBP's amended credit facility is secured by a first priority lien on substantially all of NBP's assets.  Borrowings under the term loan are due and payable in quarterly installments. The term loan has graduated amortization with the quarterly payments amounting to 1.25% of the initial loan balance for each of the first four quarters, 1.875% for each of the second four quarters, 2.5% for each of the third four quarters, 3.125% for each of the fourth four quarters and 3.75% for each of the remaining three quarters prior to maturity. The final balance of $67,187,500 is due in August 2008. The amended revolving credit facility is also available until August 2008.

NBP's amended credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  On August 28, 2004, NBP was in compliance with all financial covenants under its amended credit facility, with the exception of the four-quarter rolling measure of EBITDA, which was required to be at least $92 million as of August 28, 2004.  Effective October 6, 2004, the lenders under NBP's amended credit facility waived this event of default.  The calculation of this ratio is not allowed to include an add back for charges of approximately $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for Bovine Spongiform Encephalopathy ("BSE").

Effective November 19, 2004, NBP's amended credit facility was further amended to reflect changes in financial covenants.  The amended credit facility, as amended, contains the following financial covenants, effective throughout fiscal year 2005:

•         maximum funded debt to EBITDA ratio of 7.25x;

•         maximum senior secured funded debt to EBITDA ratio of 4.50x;

•         minimum four quarter rolling EBITDA of $50 million;

•         minimum working capital of $92.25 million;

•         maximum annual capital expenditures of $30 million.

Beginning with fiscal year 2006, the financial covenants (except for the limitation on maximum annual capital expenditures) will revert to, and be adjusted in accordance with, those contained in the amended credit facility as in effect immediately prior to the November 19, 2004 amendment.  The financial covenants which will be in place in fiscal year 2006 under the amended credit facility as of August 6, 2003, will be more restrictive than those covenants in place in fiscal year 2005 under the November 19, 2004 amendment and more restrictive than those covenants in place in FYE 2004..

Industrial Revenue Bonds

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP's behalf to fund the purchase of equipment and construction of improvements at its facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. Pursuant to a lease agreement, NPB leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. Each series of bonds is backed by a letter of credit under NBP's amended credit facility.

The bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 1.3% in FYE 2004. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

10 1/2% Senior Notes

Concurrent with the Acquisition, NBP issued 10 1/2% Senior Notes that will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year which commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of NBP's other senior unsecured obligations. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12-month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount.

Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict our ability to:

•       incur additional indebtedness;

•       make restricted payments;

•       make distributions on or redeem our equity interests;

•       sell our assets;

•       create liens;

•       merge or consolidate with another entity; and

•       enter into transactions with affiliates.

Contractual Obligations

The following table describes the Company's cash payment obligations as of August 28, 2004 (dollars in thousands):

	Total	FY05	FY06	FY07	FY08	FY09	After
Term loan facility	$ 125,958	$ 10,405	$ 13,530	$ 16,655	$ 82,280	$ 1,030	$ 2,058
Revolving credit Facility	42,059	-	-	-	42,059	-	-
Capital leases	78	78	-	-	-	-	-
Senior Notes	160,000	-	-	-	-	-	160,000
Industrial Revenue Bonds	13,850	-	-	-	-	-	13,850
Farmland note	350	-	-	-	-	-	350
Operating leases	22,391	7,943	4,771	3,298	2,314	1,729	2,336
Purchase commitments	2,158	2,158	-	-	-	-	-
Cattle commitments(1)	42,353	42,353	-	-	-	-	-
Utilities commitment(2)	16,530	826	827	826	826	828	12,397
Total	$ 425,727	$ 63,763	$ 19,128	$ 20,779	$ 127,479	$ 3,587	$ 190,991

(1)    NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at its facilities.   This amount approximates NBP's outstanding cattle at August 28, 2004.

(2)    The utilities commitment represents NBP's anticipated obligations under a tentative agreement with the City of Dodge City, Kansas.  To meet the continuing growth needs for water and wastewater services of the Dodge City facility, over a period of time from May 20, 2002 to April 24, 2003, NBP signed a memorandum of understanding with subsequent clarifying supplements with the City of Dodge City, Kansas whereby it expressed its intention of entering into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land it owns 11 miles south of the City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The total cost of these improvements was approximately $22.1 million.  The city sold twenty year municipal bonds to pay for these improvements and NBP is in the process of finalizing the water services agreement with NBP.  NBP anticipates this agreement to be finalized in the near future and that its payments to the city will be approximately $0.8 million annually.

Off-Balance Sheet Arrangements

As of August 28, 2004 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in FYE 2004, 2003 and 2002. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

The Company's operating results are influenced by seasonal factors in the beef industry. These factors affect the price that we pay for livestock as well as the ultimate price at which NBP sells its products. The seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

 TABLE_OF_CONTENTS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

The principal market risks affecting the Company's business are exposure to changes in prices for commodities, such as livestock and boxed beef.

Commodities.    NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe that we can obtain them as needed. Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities to mitigate this price risk. While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

We purchase cattle for use in NBP's processing businesses. When appropriate, we enter into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instruments NBP uses depends on a number of factors, including availability of appropriate derivative instruments.

NBP sells commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, NBP enters into forward sales contracts at prices determined prior to shipment. While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

NBP may use futures contracts to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market. SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to futures contracts are recorded to income and expense in the period of change.

The following table describes the number of futures and the fair value of those positions and related firm commitments at August 28, 2004 and August 30, 2003.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef..

	Positions expiring
	within one year	Fair Value
August 28, 2004		($000s)
Live Cattle
Futures long	-	-
Futures short	55	96
Firm Commitments Purchase		(96)
Firm Commitments Sale		-
August 30,2003
Live Cattle
Futures long	808	1,232
Futures short	272	(429)
Firm Commitments Purchase		(139)
Firm Commitments Sale		(1,386)

Foreign Operations.    Transactions denominated in a currency other than an entity's functional currency may expose that entity to currency risk. Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars and therefore currency risks are limited.

Interest Rates.    As a result of the Company's normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have short-term and long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes our revolving credit line used to finance working capital requirements, capital expenditures and general corporate purposes.

We had total interest expense of approximately $25.6 million in FYE 2004 and $2.4 million in FYE 2003. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would have been approximately $3.4 million in FYE 2004 and approximately $2.8 million in FYE 2003.

The variable interest expense is sensitive to changes in the general level of interest rates.  As of August 28, 2004, a portion of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.5%. As of August 28, 2004, the weighted average interest rate on our $174.7 million of variable interest debt was approximately 4.0%.

 TABLE_OF_CONTENTS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

 TABLE_OF_CONTENTS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

 TABLE_OF_CONTENTS

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 28, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

 TABLE_OF_CONTENTS

ITEM 9B.  OTHER INFORMATION

None.

PART III

 TABLE_OF_CONTENTS

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

U.S. Premium Beef's business and affairs are governed by its board of directors. The board of directors currently consists of seven directors. The board of directors has full authority to act on behalf of USPB. The board of directors acts collectively through meetings, committees and senior management members it appoints. In addition, USPB employs a staff of executives to manage the day-to-day business of the USPB. The members of the board of directors and the senior members of the executive team are identified below.

Senior Management and Members of the Board of Directors

			Term Expires
Name and Address	Age	Position	After FY
Terry Ryan	52	Chairman of the Board	2006
Mark Gardiner	43	Vice Chairman of the Board	2004
John Fairleigh	39	Secretary/Treasurer of the Board	2006
John Adams	44	Director	2005
Kelly K. Giles	44	Director	2005
Douglas A. Laue	53	Director	2004
N. Terry Nelson	45	Director	2004
Steven D. Hunt	45	Chief Executive Officer	-
Stan Linville	45	Chief Operating Officer	-
Danielle Imel	29	Treasurer	-
Lyn Holtmann	41	Chief Reporting and Compliance Officer	-

Terry Ryan. Mr. Ryan manages HRC Feedyards, Inc., near Scott City, Kansas, and has been involved in the commercial cattle feeding industry since 1977. He is also a partner in the family farm operation in Rawlins County, Kansas. He is a member of the National Cattlemen's Beef Association and the Kansas Livestock Association (KLA). Mr. Ryan is a past member of the KLA board of directors. Mr. Ryan has served as a member of USPB's board of directors since 1996. He was elected to the Chairman of USPB's board of directors in 2004. Mr. Ryan attended Colby Community College with an emphasis on Animal Science and Farm and Ranch Management.

Mark Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation at Ashland, Kansas. Gardiner Angus Ranch also runs an embryo transfer program that makes more than 2,000 transfers per year, including more than 60% of GAR's 1,200-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, Gardiner Angus Ranch operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen's Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. Mr. Gardiner has served as a member of USPB's board of directors since 1996. He was elected Secretary/Treasurer of USPB's board in 2003 and Vice Chairman of the board in 2004. Mr. Gardiner holds a Bachelor's degree from Kansas State University in Animal Sciences and Industry.

John Fairleigh. Mr. Fairleigh is President and CEO of Fairleigh Companies, a family-owned business in Scott City, Kansas, consisting of a 44,000 head commercial feedyard, Scott Pro, a protein supplement manufacturing business, Fairleigh Ranch, a 10,000 acre backgrounding and grazing operation, Fairleigh Farms and L&M Western Tire and Oil Company. He is a member of the National Cattlemen's Beef Association and Kansas Livestock Association. Mr. Fairleigh has served as a USPB board member since 1999 and was elected Secretary/Treasurer of the board in 2004. Mr. Fairleigh holds a Bachelor's degree in Business from Kansas State University.

John Adams. Mr. Adams is a fourth generation partner in Adams Cattle Company and manages operations in Meade and Seward counties in Kansas and in Beaver County in Oklahoma. Mr. Adams's family has engaged in that business for more than 100 years. Most of the calves off that ranch are backgrounded at the family's northeast Kansas ranch, where they are grown to feeder weight. Mr. Adams also runs an extensive farming operation that includes irrigated and dryland crops and hay production, as well as a wheat grazing program. Mr. Adams is a member of the National Cattlemen's Beef Association, Kansas Livestock Association and the Oklahoma Cattlemen's Association. Mr. Adams has served as a member of USPB's board of directors since 1999. Mr. Adams attended the University of Kansas School of Business.

Kelly K. Giles. Mr. Giles is a third generation cow-calf, stocker/feeder and seedstock operator. Mr. Giles is the Managing Member of Giles Enterprises, LLC, a genetics, marketing and procurement company based in Ashland, Kansas, with an office in Edmond, Oklahoma. He is also a General Partner in Giles Land Co., LP of Ashland, Kansas, which owns the Gates Ranch that has been in operation since 1947. Mr. Giles is a member of the National Cattlemen's Beef Association, Kansas Livestock Association, American Angus Association and the Society of Range Management. He holds a Bachelor's degree from Kansas State University in Animal Science and Industry and a Masters of Business Administration degree in Finance from Texas A&M University. Mr. Giles has served as a member of USPB's board of directors since 1996.

Douglas A. Laue. Mr. Laue owns and operates Black Diamond Customer Feeders, Inc. in Herington, Kansas, and runs a grazing program in the Kansas Flint Hills. He is a member of the National Cattlemen's Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the Chairman of the KLA Feeders Council. Mr. Laue has been a member of USPB's board of directors since 1996 and served as Vice Chairman of USPB's board of directors from 1996 through 2002. Mr. Laue holds a Bachelor's degree in Animal Sciences and Industry from Kansas State University.

N. Terry Nelson. Mr. Nelson runs a family corporation that includes commercial cow/calf, backgrounding and cattle feeding enterprises at Long Island, Kansas. His family has been finishing cattle in commercial feedlots in Kansas and Nebraska since 1973. The corporation also operates a row-crop farming enterprise and a farrow-to-finish hog operation. He is a member of the National Cattlemen's Beef Association, Kansas Livestock Association and Kansas Farm Bureau. Mr. Nelson is a past member of the Kansas Livestock Association board of directors. Mr. Nelson has been a member of USPB's board of directors since 1996 and served as Chairman of the board of directors from 1996 to 2004. Mr. Nelson attended Kansas State University with an emphasis on Animal Sciences and Industry.

Steven D. Hunt. Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with USPB, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996. As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt also has experience in many areas of commercial banking, including direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt holds a Bachelor's degree in Agricultural Economics from Kansas State University.

Stan Linville. Mr. Linville is USPB's Chief Operating Officer and joined USPB in 1997. He oversees cattle scheduling and technical operations. Before joining USPB, he operated a family farming operation near Holcomb, Kansas. He also worked in the cattle division of Brookover Enterprises at Garden City, Kansas, and as a grain merchandiser for Bartlett Grain Co. in Kansas City. Mr. Linville holds a Bachelor's degree in Agricultural Economics from Kansas State University.

Danielle Imel. Ms. Imel is USPB's Treasurer and joined USPB in 1998. She oversees the Company's finance functions and is directly responsible for Company treasury activities. She was employed by the CPA firm of Kennedy, McKee and Co., LLC of Dodge City, Kansas, prior to joining USPB. Ms. Imel earned a Bachelor's degree in Accounting and a second Bachelor's degree in Agricultural Economics from Kansas State University.

Lyn Holtmann. Ms. Holtmann is USPB's Chief Reporting and Compliance Officer.  She oversees financial reporting and ensures compliance with internal policies and regulatory requirements.  Before joining USPB in 2004, Ms. Holtmann held positions with the CPA firm of PricewaterhouseCoopers LLP, Sprint Corporation, Dairy Farmers of America, Inc. and Houlihan's Restaurants, Inc.  Eight years of her experience was in an audit capacity, six in a corporate controller capacity and the remainder in project management and systems development.  Ms. Holtmann earned a Bachelor's of Science in Business Administration with majors in accounting and computer science from Rockhurst University.  She is also a Certified Public Accountant.

Board of Directors

Under USPB's LLC operating agreement, the number of directors is set by the board of directors but may not be less than seven (7) directors. Directors must be unitholders of USPB and will be elected by holders of USPB Class A units. The operating agreement states that at least one director will represent Seedstock breeders and the balance of the directors will be evenly divided between directors who are unitholders who have Even Slot delivery agreements and unitholders who have Odd Slot delivery agreements.  Current representation is as follows:

•         Seedstock - Mr. Gardiner

•         Even Slot - Messrs. Ryan, Fairleigh and Laue

•        Odd Slot - Messrs. Adams, Giles and Nelson

The directors are elected at the annual meeting of the unitholders and hold office for a term of three (3) years. The terms of the directors are staggered in such a manner that approximately one-third (1/3) of the directors will be elected each year. All directors will hold office until their successors are elected and qualified. Any vacancy in the board, other than a vacancy resulting from expiration of a term of office, will be filled by a majority vote of the remaining directors. In case a vacancy in the board of directors extends beyond the next annual meeting, the vacancy will be filled by the remaining directors until such meeting, at which meeting a director will be chosen by the unitholders for the unexpired term of such vacancy.

In the discretion of the board of directors, the number of directors may be increased by up to an additional five (5) directors. Those additional directors may be elected or appointed by either the board of directors or by the holders of USPB Class B units, although the majority of the members of the board of directors will be elected by members holding USPB Class A units.

Compensation of Directors

The board of directors meets from time to time at such time and place as may be fixed by resolution adopted by a majority of the whole board of directors. Members of the board of directors receive a per diem payment of $250 for each activity on behalf of USPB, as well as direct reimbursement of travel expenses related to service on the board of directors.

 Manager Compensation

We are not required to pay additional remuneration to our managers for serving as such. There are no family relationships among any of the managers or executive officers.

 Audit Committee

The board of managers has an audit committee consisting of Messrs. Ryan, Giles, Laue and Nelson. Mr. Giles is an "audit committee financial expert" within the meaning of the rules and regulations of the Securities and Exchange Commission and has sufficient background and experience in sophisticated financial and accounting matters necessary to fulfill the duties and obligations of the audit committee.

Code of Ethics

USPB has adopted a corporate code of ethics for its principal executive officer, principal financial officer and principal accounting officer or controller within the meaning of the rules and regulations of the Securities and Exchange Commission; that is, to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  This code is enforced throughout all levels of management.

 TABLE_OF_CONTENTS

ITEM 11.  EXECUTIVE COMPENSATION

The goal of USPB's executive compensation policy is to ensure that an appropriate relationship exists between executive pay, USPB's financial performance and the creation of unitholder value, while at the same time motivating and retaining key employees. The base salaries for senior management are reviewed periodically to determine if such salaries fall within the range of those persons holding comparably responsible positions at other companies. Individual salaries are also based upon an evaluation of other factors, such as individual past performance, potential with USPB and level and scope of responsibility. Those responsibilities include, among other responsibilities, oversight of the activities of USPB's partially-owned entity, NBP, as well as analysis of and negotiations regarding the pricing grid used to establish the payments members USPB receive for their cattle. USPB believes that the base salaries of the members of senior management as a whole are comparable with the base salaries of other persons similarly situated.

USPB's relationship with NBP and the complexity of USPB's obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with eligibility for incentive bonuses. In addition, each senior management employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, disability and accidental death and dismemberment insurance, retirement plan and similar programs.

Upon completion of the restructuring, the current senior management of USPB will hold the comparable offices in the LLC on a full-time basis. The following table shows the compensation paid by the cooperative in the years indicated to its Chief Executive Officer (to be the President and Chief Executive Officer of the LLC following the conversion) and the three other individuals who were serving as senior executive officers of the cooperative at the end of fiscal year 2003.

Summary Compensation Table
	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compen-sation ($)		Long Term Compen-sation Payouts ($)

Steven D. Hunt	2004	562,500	745,235	(1)	-	(5)	204,765	(3)
Chief Executive Officer	2003	287,500	483,382	(1)	-	(5)	850,506	(3)
	2002	260,417	310,488	(1)	-	(5)	-
	2001	250,000	375,626	(1)	-	(5)	-
Stan Linville	2004	101,022	29,250	(2)	22,713		26,152	(4)
Chief Operating Officer	2003	90,395	34,152	(2)	18,902		8,373	(4)
	2002	95,429	16,373	(2)	15,655		23,097	(4)
	2001	89,250	34,647	(2)	-	(5)	-
Lyn Holtmann	2004	30,347	-	(2)	-	(5)	-	(4)
Chief Reporting and	2003	-	-		-		-
Compliance Officer	2002	-	-		-		-
	2001	-	-		-		-
Danielle Imel	2004	89,125	35,556	(2)	20,594		22,741	(4)
Treasurer	2003	79,311	34,741	(2)	17,682		7,070	(4)
	2002	81,833	21,070	(2)	14,318		18,897	(4)
	2001	77,269	33,497	(2)	-	(5)	-

(1)

Represents amounts paid under the annual salary and annual incentive provisions of the CEO Employment Contract.  The CEO Employment Contract Plan has been established to provide additional incentive-based compensation opportunities for the CEO of USPB.  Bonuses are paid under the Plan if USPB attains highly focused specified performance objectives in the applicable fiscal year.  The Board of Directors determines the performance goals.  Does not include $517,673 earned, but not yet paid, under the CEO Employment Contract in fiscal year 2004.

(2)

Represents amounts paid pursuant to the Management Incentive Plan.  The Management Incentive Plan provide incentive compensation opportunities for designated management employees of USPB based on the attainment of certain performance goals.  Participation is determined by the Chief Executive Officer for each fiscal year.  Upon the attainment of the performance goals, the participant receives a cash bonus, one half of which is payable in the current calendar year. The other one half is paid at the end of the following calendar year if the executive is an active employee at the end of the following fiscal year and is disclosed in "Long Term Compensation Payouts" above in the year paid (see "(4)" below). Does not include $50,374 earned by, but not yet paid to, the executives in fiscal year 2004 pursuant to the Management Incentive Agreement.

(3)

Represents amounts paid under long-term and full-term provisions of the CEO Employment Contract.  Provides long-term incentive-based compensation based on the attainment of highly focused long-term performance goals and full-term compensation if the executive is employed through the term of the contact.  Does not include $493,042 accrued, but not yet paid in fiscal year 2004 pursuant to the provisions of the CEO Employment Contract.

(4)

Represents the amount of the Management Incentive Plan cash bonus that is contingent on employment at the end of the following fiscal year (see "(2)" above).  Does not include $50,374 and $54,806 earned by, but not yet paid to, the executives in fiscal year 2004 and fiscal year 2003 pursuant to the Management Incentive Plan.

(5)							None of the perquisites and other benefits paid to exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by the executive.

Employment Agreements

USPB is party to an employment agreement with its Chief Executive Officer, Steven D. Hunt. The agreement provides for Mr. Hunt's employment for an initial period from September 1, 2003 through August 31, 2009. Under the agreement, USPB is to pay Mr. Hunt an annual base salary of $550,000 for the years ending August 31, 2004, August 31, 2005, and August 31, 2006; and $700,000 for the years ending August 31, 2007, August 31, 2008, and August 31, 2009. USPB shall, if Mr. Hunt is still employed by USPB as of the last day of each fiscal year during the term of the agreement, pay an annual "incentive" bonus equal to two percent (2.0%) of the sum of the total financial benefits to the Company (USPB Total Benefits) that exceed $18,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) two times the fiscal year USPB grid premiums which is the net sum of all USPB member grid premiums and discounts calculated through the USPB grid, taking into account all calculators including, but not limited to, base price, dressing percent, quality grade, outlier cattle and other specific categories, less the base price calculator excluding any set base price premium. In addition to Mr. Hunt's base salary and annual incentive bonus, if Mr. Hunt is employed by USPB as of August 31, 2006, and as of August 31, 2009, he will be paid a "long-term incentive" bonus based on a percentage of the amount that USPB Total Benefits exceed certain benchmarks, as of August 31, 2006, and as of August 31, 2009, respectively. Mr. Hunt is also entitled to a "full-term" bonus in the amount of $550,000 if he is employed by USPB through August 31, 2006, and additionally, $700,000 if he is employed through August 31, 2009. The agreement also vests phantom stock rights to 20,000 phantom shares with an exercise price of $55 per share in Mr. Hunt. Mr. Hunt is entitled to receive paid vacations, holidays and sick days; reimbursement of reasonable business expenses and other fringe benefits under the USPB's group benefit plans. If USPB terminates the agreement for cause or if Mr. Hunt terminates the agreement for any or no reason, USPB needs only pay salary earned to the date of the termination. If USPB terminates the agreement for any reason other than cause, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through August 31, 2009; the annual incentive bonus for the year in which the termination occurs and each subsequent year through August 31, 2009; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through August 31, 2009; and the payment on or before October 2, 2006 or 2009 of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through August 31, 2006 or August 31, 2009, respectively.

The Company has established a savings plan for certain qualifying employees. Under the plan, employees may contribute a portion of their compensation to a vested account under the savings. The employee's contribution is eligible for a matching contribution by the Company for up to 4% of the employee's qualifying compensation.

 TABLE_OF_CONTENTS

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table furnishes information, as of November 22 , 2004 regarding ownership of the LLC's Class A and Class B units by each person known by us to beneficially own more than 5% of the LLC's issued and outstanding units, each of the LLC's directors and senior management and all of the LLC's directors and senior management as a group.

	Beneficial Ownership of
	Class A and Class B Units

Name	Number(1)	Percentage(2)

Douglas A. Laue(3)	95,000	13.7314
Terry Ryan(4)	49,750	7.1909
John Fairleigh(5)	52,288	7.5578
N. Terry Nelson(6)	9,400	1.3587
Mark Gardiner(7)	3,000	0.4336
John Adams(8)	1,000	0.1445
Kelly K. Giles(9)	200	0.0289
Steven D. Hunt	-	-
Stan Linville	-	-
Danielle Imel	-	-
Lyn Holtmann	-	-
Officers and Directors as a group (11 persons)(10)	210,638	30.4458

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in the LLC for each share of cooperative common stock held prior to the conversion.

(2)	Represents the percentage of Class A units and the percentage of Class B units held by the named party.

(3)

Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)

Includes i) 43,500 Class A and Class B units held by Crown H Cattle Co., Inc., of which Mr. Ryan is the manager, and ii) 2,250  Class A and Class B units held by AELA Cattle Company, of which Mr. Ryan has sole voting and investment power. In each case, Mr. Ryan holds voting power with respect to the unitholder's LLC membership.

(5)	Includes 52,288 Class A and Class B units held by Fairleigh Corporation, of which Mr. Fairleigh is an owner.

(6)	Includes 9,400 Class A and Class B units held by Nelson Farms, Inc., of which Mr. Nelson is an owner.

(7)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which Mr. Gardiner has sole voting and investment power.

(8)	Includes 1,000 Class A and Class B units held by Adams Cattle Co., of which Mr. Adams is an owner.

(9)	Includes 200 Class A and Class B units held by Giles Land Co., of which Mr. Giles is an owner.
(10)	Reflects unit ownership by all seven directors and four members of senior management of the LLC.

 TABLE_OF_CONTENTS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors who are shareholders

All of the cooperative's directors hold common stock of the cooperative and are also agricultural producers and shareholders of the cooperative. By virtue of their shareholder status and ownership of common stock, each of these individuals is obligated to deliver cattle to the cooperative. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other shareholders of the cooperative for the delivery of their cattle.

Certain Arrangements in connection with the Acquisition

 Simultaneous with the Acquisition, all of the holders of NBP's membership interests entered into a limited liability company agreement that provides for, among other things, election of its board of managers, the powers of its board of managers and its officers, approval rights for certain of its equity holders, restrictions and rights related to the transfer, sale or purchase of its membership interests, and preemptive and repurchase rights.

 The limited liability company agreement provides that NBPCo Holdings and the members of management who hold membership interests in us have the right to request that we purchase their membership interests under certain circumstances.

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP  relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.   All sales of USPB are to NBP.  Sales to NBP for the fiscal year ended August 28, 2004 of $614.3 million and the related receivable balance at August 28, 2004 of $15.6 million were eliminated in consolidation.  During FYE 2004 we provided approximately 18% of NBP's total cattle requirements.  The purchase price for the cattle is determined by a pricing grid, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Under the terms of the Acquisition, any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time of the Acquisition.

Transactions with Beef Products, Inc.

NBP entered into various transactions with Beef Products, Inc., a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party. During the year ended August 28, 2004, the Company had aggregate sales of trim of $52.7 million and aggregate purchases of processed lean beef of $16.7 million with Beef Products, Inc.

Aircraft Leases

In December 1998, FNB entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, LLC, a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease is for five years and may be terminated by either John R. Miller Enterprises, LLC or NBP on 90 days prior written notice. During the FYE August 28, 2004, NBP paid $0.2 million to lease the aircraft and $0.07 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  The lease terminated on December 15, 2003 and was not renewed. This lease expired on December 15, 2003.  The Company still uses the aircraft on an as needed basis, with payment based on the hours used, not to exceed the monthly lease payment we paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In March 2001, FNB entered into a second aircraft lease agreement under which it leased an additional business jet aircraft from John R. Miller Enterprises, LLC The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, LLC or NBP requests termination within 90 days of the end of the lease term. During the FYE August 28, 2004, NBP paid $0.4 million to lease the aircraft and $0.05 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In October 2003, NBP entered into an additional aircraft lease agreement under which it leases a third business jet aircraft from John R. Miller Enterprises III, LLC, a Utah limited liability company of which John R. Miller, NBP's Executive Officer, is the beneficial owner.   The term of the lease is 81 months. This aircraft replaced the aircraft leased in December 1998. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 28, 2004, NBP paid $0.3 million to lease the aircraft and $0.08 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

We believe that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

NBP pays a rental fee and cleaning expenses to Icky Investments, LLC, a limited liability company in which John R. Miller holds a beneficial interest, on a condominium unit in Kansas City used by John R. Miller. In FYE 2004 it paid $0.01 million under this arrangement.

NBP pays a per person fee for lodging and meals to J. R. Miller Ranches, LLC, a limited liability company in which John R. Miller holds a beneficial interest, for management meetings held at John R. Miller's property in Montana. In FYE 2004 it paid $0.01 million under this arrangement.

NBP pays office rent and parking fees for office space in Salt Lake City, Utah to Wasatch Plaza Holdings, LLC, a limited liability company in which John R. Miller holds an interest. In FYE 2004 it paid $0.04 million under this arrangement.

NBP reimburses JRM-C Management, LLC, a limited liability company in which John R. Miller holds a beneficial interest, for ordinary office expenses including office supplies, telephone expenses and postage that are paid by this entity on John R. Miller's behalf. In FYE 2004 it paid $0.02 million under this arrangement.

 TABLE_OF_CONTENTS

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 28, 2004 and August 30, 2003.

Type of Service	FYE 2004	FYE 2003
	(amounts in thousands)
Audit Fees	$ 271	$ 404
Audit-Related Fees	239	17
Tax Fees	202	141
Total	$ 712	$ 562

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees primarily related to our filings of Registration Statements on Form S-4 and NBP's Prospectus under Rule 424(b)(3) of the Securities Act of 1933 for our senior notes.

Tax Fees

Tax fees related to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during the fiscal years ended August 28, 2004 and August 30, 2003.

Our audit committee appoints our independent auditors.  The audit committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation and oversight of our independent auditors.  The audit committee approves in advance all work to be performed by the independent auditors.

PART IV

 TABLE_OF_CONTENTS

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)      The consolidated financial statements filed as part of this report at Item 8 are listed in the Index to the Consolidated Financial Statements on page F-1 contained herein.

(2)      The financial statement schedule required to be filed by Item 8 of this report is set forth in "Item 15(c) Financial Statement Schedules" contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1                           Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2                           Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials - prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1                           Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials - prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2                           Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials - prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.3                           Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003. (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

3.4                           Certificate of Incorporation of NB Finance Corp.  (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

3.5                           Bylaws of NB Finance Corp.  (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

4.1                           Indenture dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp and U.S. Bank National Association.  (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

4.2                           Form of Series B Senior Note due 2011 (incorporated herein by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

4.3                           Registration Rights Agreement dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc.  (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.1                         Cattle Purchase and Sale Agreement dated as of December 1, 1997 by and among Farmland National Beef Packing Company, L.P. and U.S. Premium Beef, Ltd. (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.2                         Form of Uniform Delivery and Marketing Agreement - Even Slots (incorporated herein by reference to Exhibit 10.2 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004)

10.3                         Form of Uniform Delivery and Marketing Agreement - Odd Slots (incorporated herein by reference to Exhibit 10.3 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.4                         Office Lease by and between HDP - Kansas City, LLC and U.S. Premium Beef, Ltd.  (incorporated herein by reference to Exhibit 10.5 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5                         * U.S. Premium Beef, Ltd. Management Incentive Plan (incorporated herein by reference to Exhibit 10.8 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6                         Fifth Amendment to Credit Agreement, dated September 30, 2004, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties.  (filed herewith)

10.7                         Fourth Amendment to Credit Agreement, dated August 6, 2003, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated herein by reference to Exhibit 10.9 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.8                         Third Amendment to Credit Agreement, dated August 29, 2002, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties  (incorporated herein by reference to Exhibit 10.10 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.9                         Second Amendment to Credit Agreement, dated August24, 2001, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.11 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.10                       First Amendment to Credit Agreement, dated February 25, 2000, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, for its own benefit as a lender and as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.12 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.11                       Credit Agreement, dated November 25, 1997, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, for its own benefit as a lender and as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.13 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.12                       *CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 1, 2004 (incorporated herein by reference to Exhibit 10.14 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.13                       Purchase Agreement dated July 31, 2003 by and among NB Acquisition, LLC, National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc.  (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.14*                     Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.15*                     Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.16*                     Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.17*                     Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.18                       Third Amended and Restated Credit Agreement, dated as of August 6, 2003 (the "Credit Agreement"), by and among Farmland National Beef Packing Company, L.P., CoBank, ACB, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, Farm Credit Services of Minnesota Valley, PCA, dba FCS  Commercial Finance Group, Agfirst Farm Credit Bank, Amarillo National Bank, Farm Credit Bank of Wichita, dba U.S. Agbank, F.C.B., Farm Credit Services of America, PCA, First National Bank of Omaha, ING Capital LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.19                       First Amendment dated as of January 28, 2004 to the Credit Agreement (incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, filed by National Beef Packing Company, LLC with the SEC on April 13, 2004).

10.20                       Second Amendment dated as of August 2, 2004 to the Credit Agreement (incorporated herein by reference to Exhibit 10.4(c) the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by National Beef Packing Company, LLC with the SEC on November 22, 2004).

10.21                       Waiver and Consent dated as of October 6, 2004 to the Credit Agreement (incorporated herein by reference to Exhibit 10.4(d) to the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by National Beef Packing Company, LLC with the SEC on November 22, 2004).

10.22                       Third Amendment dated as of November 19, 2004 to the Credit Agreement (incorporated herein by reference to Exhibit 10.4(e) to the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by National Beef Packing Company, LLC with the SEC on November 22, 2004).

10.23                       Lease Agreement dated as of February 1, 1999 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $1,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-111407) filed  by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.24                       Indenture of Trust dated as of February 1, 1999 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $1,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.25                       Amended and Restated Lease Agreement dated as of January 1, 1999 between City of Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing $1,000,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.26                       Indenture of Trust dated as of January 1, 1999 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing $1,000,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.27                       Lease Agreement dated as of March 1, 2000 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.28                       Indenture of Trust dated as of  March 1, 2000 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.29                       Lease Agreement dated as of March 1, 2000 between City of Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing  $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.30                       Indenture of Trust dated as of March 1, 2000 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing  $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.31                       Aircraft Lease dated March 2, 2001 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.32                       Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.33                       Lease Amendment Number One, dated January 4, 1999, to Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.34                       Agreement dated December 22, 2003 by and between National Beef and United Food and Commercial Workers International Union, AFL-CIO-CK, UFCW District Local Two (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on February 11, 2004).

10.35                       Lease agreement dated as of January 16, 2001 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and Farmland National Beef Company (incorporated herein by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.36                       Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC.  (incorporated herein by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.37*                     National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

10.38*                     National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on December 19, 2003).

21.1                         Subsidiaries of U.S. Premium Beef, LLC (incorporated herein by reference to Exhibit 21.1 to U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

31.1                         Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2                         Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1                         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2                         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_____________

*  Management contract or compensatory plan or arrangement.

 (c) Financial Statement Schedules:

               The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002.

U.S. Premium Beef, Ltd.

 Doubtful Accounts/Claims Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 28, 2004	(5,133,549)	(3,609,812)	3,129,816	-		(5,613,545)
August 30, 2003		(296,768)	216,256	(5,053,037)	(1)	(5,133,549)
August 31, 2002	-	-	-	-		-
(1)	Represents the acquisition of Farmland National Beef Packing Company, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Directors and Stockholders

U.S. Premium Beef, LLC:

Under date of November 22, 2004, we reported on the consolidated balance sheets of U.S. Premium Beef, Ltd. and subsidiaries as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the years in the three year period ended August 28, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of U.S. Premium Beef, Ltd. and subsidiaries referred to above contains an explanatory paragraph that states that as discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on September 1, 2002.

KPMG LLP

Kansas City, Missouri
November 22, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, Ltd.

By: /s/ Steven D. Hunt

Name: Steven D. HuntChief Executive Officer and Manager
(Principal Executive Officer)

Date: November 22, 2004

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt Steven D. Hunt	Chief Executive Officer and Manager (Principal Executive Officer)	November 22 , 2004
/s/ Lyn Holtmann Lyn Holtmann	Chief Financial and Reporting Officer (Principal Financial and Accounting Officer)	November 22, 2004
Terry Ryan	Chairman of the Board of Managers	November 22 , 2004
/s/ Mark Gardiner Mark Gardiner	Vice Chairman of the Board	November 22 , 2004
/s/ John Farleigh John Fairleigh	Secretary/Treasurer of the Board	November 22 , 2004
/s/ John Adams John Adams	Director	November 22 , 2004
/s/ Kelly K. Giles Kelly K. Giles	Director	November 22 , 2004
/s/ Douglas A. Laue Douglas A. Laue	Director	November 22 , 2004
/s/ Terry Nelson Terry Nelson	Director	November 22 , 2004

U.S. PREMIUM BEEF, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, Ltd. and subsidiaries (the Company) as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the years in the three-year period ended August 28, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, Ltd. and subsidiaries as of August 28, 2004 and August 30, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 28, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on September 1, 2002.

KPMG LLP

Kansas City, Missouri
November 22, 2004

U.S. PREMIUM BEEF, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
August 28, 2004 and August 30, 2003
(in thousands)
Assets	2004	2003
Current assets:
Cash and cash equivalents	$43,611	42,228
Accounts receivable, less allowance for returns and doubtful
accounts of $5,614 and $5,134 in 2004 and 2003, respectively	185,000	160,765
Inventory	85,962	77,587
Deposits	1,192	20,768
Other current assets	9,590	9,932
Total current assets	325,355	311,280
Property, plant, and equipment, net	222,059	210,607
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization of $1,722
and $196 in 2004 and 2003, respectively	30,039	31,565
Other assets	7,446	8,900
Total assets	$663,757	641,210
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable	$51,854	43,867
Patronage refunds payable in cash	847	8,370
Cattle purchases payable	37,586	41,546
Accrued compensation and benefits	13,793	23,890
Accrued insurance	13,903	16,639
Current installments of long-term debt	10,483	7,614
Distributions payable	2,296	14,629
Other accrued expenses and liabilities	14,725	15,809
Total current liabilities	145,487	172,364
Long-term liabilities:
Long-term debt, excluding current installments	331,812	312,688
Interest rate exchange agreement	105	479
Other	5,237	3,311
Total long-term liabilities	337,154	316,478
Total liabilities	482,641	488,842
Minority interest in National Beef Packing Co. and Kansas City Steak, LLC	63,108	53,963
Capital shares and equities:
Common stock, $0.01 par value; authorized 5,000,000 shares, 691,845 shares
issued and outstanding	7	7
Members' contributed capital	39,531	39,504
Nondelivery fee	1,330	-
Patronage refunds for reinvestment	50,752	49,480
Unallocated equity	26,375	9,159
Accumulated other comprehensive income:
Cash flow hedge for interest rate exchange agreement	-	256
Foreign currency translation adjustment	13	(1)
Total capital shares and equities	118,008	98,405
Total liabilities and capital shares and equities	$663,757	641,210
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands)
	2004	2003	2002
Net sales	$4,089,511	871,774	697,409
Costs and expenses:
Cost of sales	3,969,666	853,577	697,409
Selling, general, and administrative expenses	35,870	5,694	3,562
Depreciation and amortization	21,215	2,106	45
Operating income (loss)	62,760	10,397	(3,607)
Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.
(net of tax (expense) benefit of $(340) in
2004 and $34 in 2003)	(19,417)	(4,872)	-
Minority owners' interest in net income of
Kansas City Steak, LLC	(313)	(2)	-
Equity in loss of aLF Ventures, LLC	(837)	(41)	-
Equity in income from Farmland National
Beef Packing Co.	-	22,586	20,330
Interest income	647	170	294
Interest expense	(25,572)	(2,397)	(673)
Interest rate exchange agreement	630	-	(993)
Other, net	2,395	(1,684)	375
Total other (expense) income	(42,467)	13,760	19,333
Income before taxes	20,293	24,157	15,726
Income tax (expense) benefit	(1,197)	73	30
Net income	$19,096	24,230	15,756
See accompanying notes to consolidated financial statements.
Consolidated Statements of Comprehensive Income
Years ended August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands)
	2004	2003	2002
Net income	$19,096	24,230	15,756
Other comprehensive income:
Change in fair value of interest rate
exchange agreement	(256)	256	-
Foreign currency translation adjustments	14	(1)	-
Comprehensive income	$18,854	24,485	15,756
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LTD. AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
Years ended August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands)
							Accumulated
		Members'			Patronage		other	Total capital
	Common	contributed	Unit	Nondelivery	refunds for	Unallocated	comprehensive	shares and
	stock	capital	retainage	fee	reinvestment	equity	income	equities
Balance at August 25, 2001	$7	39,380	5,416	6	29,874	1,851	-	76,534
Collection of membership fees	-	88	-	-	-	-	-	88
Accumulation of unit retainage	-	-	435	-	-	-	-	435
Collection of nondelivery fee	-	-	-	165	-	-	-	165
Allocation of net income for the year ended
August 31, 2002	-	-	-	-	11,754	4,002	-	15,756
Unit retainage payable in cash transferred to
current liabilities	-	-	(5,851)	-	-	-	-	(5,851)
Nondelivery fee payable in cash transferred to
current liabilities	-	-	-	(6)	-	-	-	(6)
Patronage refunds payable in cash transferred
to current liabilities	-	-	-	-	(4,702)	-	-	(4,702)
Balance at August 31, 2002	7	39,468	-	165	36,926	5,853	-	82,419
Collection of membership fees	-	36	-	-	-	-	-	36
Change in fair value of cash flow hedge for interest	-	-	-	-	-	-	256	256
rate exchange agreement
Foreign currency translation adjustment	-	-	-	-	-	-	(1)	(1)
Allocation of net income for the year ended
August 30, 2003	-	-	-	-	20,924	3,306	-	24,230
Nondelivery fee payable in cash transferred to
current liabilities	-	-	-	(165)	-	-	-	(165)
Patronage refunds payable in cash transferred
to current liabilities	-	-	-	-	(8,370)	-	-	(8,370)
Balance August 30, 2003	7	39,504	-	-	49,480	9,159	255	98,405
Collection of membership fees	-	27	-	-	-	-	-	27
Change in fair value of cash flow hedge for interest	-	-	-	-	-	-	(256)	(256)
rate exchange agreement
Foreign currency translation adjustment	-	-	-	-	-	-	14	14
Assesssment of nondelivery fee	-	-	-	1,330	-	-	-	1,330
Allocation of net income for the year ended
August 28, 2004	-	-	-	-	2,119	16,977	-	19,096
Adjustment to fair value of minority interest	-	-	-	-	-	239	-	239
Patronage refunds payable in cash transferred
to current liabilities	-	-	-	-	(847)	-	-	(847)
Balance August 28, 2004	$7	39,531	-	1,330	50,752	26,375	13	118,008
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended August 28, 2004, August 30, 2003 and August 31, 2002
(in thousands)
	2004	2003	2002
Cash flows from operating activities:
Net income	$19,096	24,230	15,756
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	21,215	2,106	45
Loss on disposal of property, plant, and equipment	42	598	-
Equity in earnings of National Beef Packing
Co./Farmland National Beef	-	(22,586)	(20,330)
Distributions from National Beef Packing
Co./Farmland National Beef	-	9,257	41,621
Minority interest	19,631	4,874	-
Interest rate exchange agreement	(630)	-	570
Changes in assets and liabilities (net of acquisition):
Accounts receivable	(24,235)	(6,371)	1,690
Inventory	(8,375)	(3,781)	-
Other assets	21,372	(305)	78
Accounts payable	2,009	(2,276)	(35)
Accrued compensation and benefits	(10,097)	(1,659)	1,269
Accrued insurance	(2,736)	4,468	-
Other accrued liabilities	1,225	6,867	(475)
Cattle purchases payable	(3,922)	3,769	(212)
Net cash provided by operating activities	34,595	19,191	39,977
Cash flows used in investing activities:
Capital expenditures, including interest capitalized	(32,484)	(1,707)	(48)
Acquisition of National Beef Packing Co., net of cash acquired	-	(226,445)	-
Proceeds from sale of property, plant, and equipment	1,301	226	-
Net cash used in investing activities	(31,183)	(227,926)	(48)
Cash flows from financing activities:
Proceeds from membership and registration fees	27	36	88
Proceeds from unit retainage	-	-	435
Proceeds from nondelivery fees	1,330	-	165
Net receipts under revolving credit lines	29,249	12,375	-
Proceeds from issuance of term note	-	21,875	-
Proceeds from issuance of senior notes	-	160,000	-
Payments of notes payable and fees	(7,256)	(929)	(22,636)
Payments of patronage refunds	(8,370)	(4,702)	(6,741)
Payments of unit retainage	-	-	(8,081)
Payments of nondelivery fees	-	(165)	(21)
Cash paid for financing costs	-	(10,283)	-
Change in overdraft balances	5,556	10,690	(1,340)
Member contributions	-	45,964	-
Partnership distributions	(22,579)	-	-
Net cash (used in) provided by financing activities	(2,043)	234,861	(38,131)
Effect of exchange rate changes on cash	14	(1)	-
Net increase in cash	1,383	26,125	1,798
Cash and cash equivalents at beginning of period	42,228	16,103	14,305
Cash and cash equivalents at end of period	$43,611	42,228	16,103
Supplemental disclosures:
Cash paid during the period for interest	$23,462	1,037	963
Cash paid (received) during the period for taxes, net of refunds	608	(73)	-
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 28, 2004, August 30, 2003 and August 31, 2002

(1)      Description of Business and the Acquisition

U.S. Premium Beef, Ltd. (USPB) was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long‑term profitability of cattle producers by creating a fully integrated producer‑owned beef processing system that is a global supplier of high quality, value added beef products responsive to consumer desires.

On December 1, 1997, USPB became operational by acquiring 25.4966% of Farmland National Beef Packing Co., L.P. (FNB), a partnership owned by USPB and Farmland Industries, Inc. (Farmland). USPB acquired an additional 3.29% partnership interest in February 1998, bringing its ownership to 28.7866% of FNB. Farmland then owned the remaining 71.2134%.

On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. Provisions of FNB's Operating Agreement and its financing agreement restricted partners' access to FNB's assets. In the fourth quarter of fiscal 2003, as a result of the acquisition of Farmland's interest by USPB and others, as more fully described below, USPB acquired a controlling interest in the former FNB, now National Beef Packing Company, LLC (NBP), and the assets, liabilities, and operating results of NBP are consolidated with those of USPB effective August 7, 2003. Prior to the acquisition date, USPB accounted for its noncontrolling interest in FNB under the equity method.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company (see note 11(g)).  Following the effective date of the merger and the statutory conversion, the business of the cooperative will be continued in the limited liability company form of business organization.

NBP sells its meat products to customers in the foodservice, international, further processor, and retail distribution channels. NBP also produces and sells by‑products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, case‑ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, and holds a 76.9% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. NBP's wholly-owned subsidiary, National Carriers, Inc., located in Liberal, Kansas, provides trucking services to NBP and third parties.

In connection with its initial acquisition of its interest in FNB, USPB obtained the right, and became subject to the obligation to deliver cattle annually to NBP relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 18.4% of NBP's total cattle processed in fiscal 2004, are processed in NBP's two processing facilities.

USPB acquires all its cattle requirements from its members under Uniform Delivery and Marketing Agreements. Members are obligated to deliver a designated number of cattle to USPB during specified delivery periods, as defined. The agreements are for a term of ten years and provide for minimum quality standards, delivery variances, and termination provisions, as defined.

Cattle acquired from members pursuant to the Uniform Delivery and Marketing Agreements are concurrently sold to NBP pursuant to the Cattle Purchase Agreement.  Both agreements remain in effect under the new LLC structure.

The Acquisition - On June 12, 2003, USPB entered into an agreement with Farmland to acquire all of the interests in FNB held by Farmland, which approximated 71.2%. USPB, which held the remaining interest in FNB, formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. USPB, NBPCo Holdings, LLC (NBPCo Holdings), and certain members of management of NBP purchased equity in NB Acquisition for $46.0 million in cash. NB Acquisition used a portion of these funds to purchase all of the membership interest of an affiliate of Farmland that held Farmland's general partnership interest in FNB, giving NB Acquisition voting control of FNB. Immediately thereafter, to finance the purchase of Farmland's remaining interest, FNB issued $160.0 million of 10 1/2% Senior Notes due 2011 (the Senior Notes) and amended its existing credit facility. A portion of the proceeds of the Senior Notes offering and borrowings under the amended credit facility were transferred to NB Acquisition. Subsequently, NB Acquisition merged into FNB, and converted into a limited liability company, NBP, under Delaware law. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets FNB held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary, National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in National Beef aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements. NBP's investment in National Beef aLF, LLC is accounted for under the equity method.

The following table sets forth the approximate sources and uses of funds (in millions) in connection with the Acquisition as it occurred on August 6, 2003.

Sources		Uses
Available cash in FNB	$3.2	Purchase of Farmland's interest	$232.0
Revolving credit facility (1)	16.0	Refinancing of existing
Term loan	125.0	credit facility	103.1
Senior notes	160.0	USPB's investment in FNB	91.4
NBPCo Holdings' equity of NBP (2)	35.4	Membership interests issued as
USPB's initial interest in NBP (3)	96.4	deferred compensation (4)	10.0
NBP Management's equity of NBP (4)	15.6	Transaction costs (5)	15.1
Total	$451.6	Total	$451.6

(1)         NBP had total availability, including the amount presented, of $140.0 million under the amended revolving credit facility at August 6, 2003. Actual borrowings under the amended revolving credit facility at the closing of the Acquisition were $16.0 million.

(2)         Represents cash equity from NBPCo Holdings.

(3)         Includes $5.0 million in cash and the predecessor basis of the 28.8% equity interest in FNB held by USPB prior to the Acquisition.

(4)         Includes $5.6 million in cash and $10.0 million of cash incentive compensation earned as of closing that was issued as compensation on a deferred basis in the form of additional membership interests in NBP.

(5)         Includes commitment, placement, financial advisory and other transaction fees, and legal, accounting, and other professional fees.

The total purchase price (including expenses and other consideration) has been allocated to the net assets based on their estimated fair values at the date of acquisition to the extent of the approximately 71.2% change in ownership as of the date of closing. The Acquisition is within the scope of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Emerging Issues Task Force (EITF) 88‑16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the interest of USPB, a minority owner of FNB, was carried over at its predecessor basis because a change in control has occurred in which USPB obtained unilateral control of NBP. The excess of the purchase price over USPB's predecessor basis of net assets acquired was recognized as a reduction in members' capital of NBP.

USPB, NBPCo Holdings, and management of NBP each hold Class A and Class B interests in NBP. In addition, members of management of NBP will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

Capital Structure of NBP

Class A Interests - Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable quarterly in cash to the extent permitted by NBP's senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests - Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions of 48% of NBP's taxable net income to make tax payments. Certain of the Class B interests (B‑2 interests) issued to management of NBP are in the form of "profits interests" issued in exchange for services previously rendered. The B‑2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

Class C Interests - Rights to Class C interests are held only by owners of Class B‑2 interests. Class B‑2 and Class C interests, collectively, have equal value and rights as Class B‑1 interests. The face amount of the Class C interests will be distributed out of the assets available for distribution upon liquidation on a parity basis with the Class B interests after payment of the Class A face amount together with all unpaid Class A priority distributions.

USPB holds approximately 53.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $88.8 million; NBPCo Holdings owns approximately 20.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.6 million; and members of management of NBP own approximately 26.6% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After a specified period following completion of the Acquisition, certain members of management of NBP will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the Acquisition. These amounts were previously expensed as compensation expense in FNB's financial statements.

Minority Interest represents Class A, B, and C interests held by management of NBP and NBPCo Holdings, which include repurchase rights of the holders (see note 12).

Prior to the current ownership, NBP was organized as a limited partnership of which NBPCo., LLC and USPBCo., LLC were the general partners and Farmland and USPB were the limited partners. Farmland was the ultimate parent company of NBPCo., LLC and USPB was the ultimate parent company of USPBCo., LLC

Prior to the close of the Acquisition on August 6, 2003 as well as on August 31, 2002, the partners and their ownership interests of the Partnership were as follows:

		Ownership
Partner name	Type	interest
NBPCo., LLC	General	2.5034%
USPBCo., LLC	General	0.4966
Farmland	Limited	68.7100
USPB	Limited	28.2900
		100.0000%

NBP continues to hold all of the same assets after the consummation of the Acquisition, including equity in its subsidiaries, with the exception of a 49% interest in its previously wholly-owned subsidiary, National Beef aLF, LLC (aLF, LLC), which holds a 47.5% interest in aLF Ventures, LLC. This 49% interest in aLF, LLC was retained by Farmland concurrent with the closing of the Acquisition. After the Acquisition, NBP continues to hold a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in aLF, LLC.

(2)       Basis of Presentation and Accounting Policies

(a)       Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of USPB and its wholly-owned subsidiary, USPBCo., LLC for the periods up to August 6, 2003 and, as of and for the periods after August 6, 2003, as a result of the Acquisition described in note 1, they include NBP and its direct and indirect subsidiaries (collectively the Company). Prior to August 7, 2003, USPB accounted for its investment in FNB under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The aggregate purchase price for the Acquisition described in note 1 above was $236.8 million (including approximately $4.8 million of transaction costs), of which $190.8 million was funded through various incremental debt instruments, and the remainder funded through contributed or retained equity. The Acquisition and the financial statements of the Acquired Interest provided herein have been accounted for as a purchase in accordance with SFAS No. 141 and EITF Issue 88‑16.

(b)       Fiscal Year

The Company's fiscal year ends on the last Saturday in August. Fiscal years 2004, 2003, and 2002 consisted of fifty‑two, fifty‑two and fifty‑three weeks, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(c)        Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

 (d)  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(e)        Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is the Company's best estimate of the amount of probable returns and credit losses in its existing accounts receivable. The Company determines these allowances based on historical experience and management's judgments. Specific accounts are reviewed individually for collectibility.

(f)        Inventories

Inventories consist primarily of meat products and supplies. Product inventories are stated at the lower of cost or market. The cost of inventories of the beef‑packing operation, except supply inventories, is determined using the first‑in, first‑out (FIFO) method or market. The cost of all other inventories is determined using FIFO, specific, or average cost methods. The components of inventories are as follows (dollars in thousands):

	August 28,	August 30,
	2004	2003
Product inventories:
Dressed and boxed meat products	$67,801	60,781
Beef by-products	9,158	8,738
Supplies	9,003	8,068
	$85,962	77,587

(g)       Property, Plant, and Equipment

Property, plant, and equipment purchased as part of the Acquisition were recorded at estimated fair value, based on independent appraisals, to the extent of the approximately 71.2% change in ownership. All other purchases of property, plant and equipment are recorded at cost. Property, plant, and equipment are depreciated principally on a straight‑line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 8 years
Trailers and automotive equipment	2 to 5 years
Furniture and fixtures	3 to 5 years

Upon disposition of these assets, any resulting gain or loss is included in operations. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

The Company capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million and $0.02 million for the fiscal years ended August 28, 2004 and August 30, 2003, respectively.

The Company reviews its long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated.

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long‑Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long‑lived assets. While this Statement supersedes SFAS No. 121, Accounting for Impairment of Long‑Lived Assets and for Long‑Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on September 1, 2002. The adoption of this Statement has not had a significant impact on the Company's consolidated financial statements.

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 28, 2004 and August 30, 2003 follows (dollars in thousands):

	2004	2003
Land and improvements	$7,817	6,319
Building and improvements	60,601	52,524
Machinery and equipment	139,833	123,913
Furniture and fixtures	2,985	2,197
Trailers and automotive equipment	2,233	3,025
Computer equipment	36	37
Construction in process	29,398	24,542
Total property, plant and equipment, at cost	242,903	212,557
Accumulated depreciation	(20,844)	(1,950)
Property, plant, and equipment, net	$222,059	210,607

(h)       Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight‑line method, which approximates the effective interest method, over the period the debt is outstanding. The Company had unamortized costs of $6.8 million in other non-current assets and $1.8 million in other current assets as of August 28, 2004. Amortization of $1.7 and $0.2 million was charged to interest expense during the fiscal years ended August 28, 2004 and August 30, 2003, respectively, related to these costs.

 (i)       Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of September 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  The fair value of each reporting unit is calculated using estimates of future cash flows. In accordance with SFAS No. 142, goodwill was tested for impairment and, as of August 28, 2004, management determined there was no impairment.   See note 3 for a discussion of the purchase accounting associated with the Acquisition and the determination of additional goodwill.

The excess of the Company's investment in FNB over its share of the underlying net assets of FNB prior to the Acquisition, which was classified as a part of the investment in FNB, had been amortized on a straight‑line basis over twenty‑five years and was recognized as an adjustment to equity in earnings. At August 31, 2002, the unamortized balance of this excess amounted to $40.2 million.

Prior to the adoption of SFAS No. 142, the Company reviewed its long‑lived assets, including goodwill, whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used was assessed based on estimated undiscounted future cash flows. Impairment, if any, was recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell.

The following table reflects the impact of goodwill amortization on net income for fiscal year end 2002 (dollars in thousands):

August 31,
2002
Reported net income	$15,756
Add goodwill amortization	1,986
Adjusted net income	$17,742

In connection with the Acquisition, intangible assets were identified and valued by an independent third party. As a result of this valuation, to the extent of the approximately 71.2% change of ownership, Trademarks were recorded at $20.4 million and Customer Relationships were recorded at $11.3 million. Trademarks are not scheduled for amortization due to their expected indefinite useful life. The Company will amortize the recorded fair value of the Customer Relationships over seven years on a straight‑line basis. For the years ended August 28, 2004 and August 30, 2003, the Company recognized $1.5 million and $0.2 million, respectively, of amortization expense. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company's balance sheet as of August 28, 2004, for each of the next five years and thereafter (dollars in thousands):

Estimated amortization expense
for fiscal years ended:
2005		1,613
2006		1,613
2007		1,613
2008	(1)	1,644
2009		1,613
Thereafter		1,505

(1)	FYE 2008 consists of 53 weeks.

(j)        Overdraft Balances

The majority of the Company's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances is reflected in financing activities on the statement of cash flows. Overdraft balances of $68.3 million and $62.7 million were included in trade accounts and cattle purchases payables at August 28, 2004 and August 30, 2003, respectively.

(k)       Self‑Insurance

NBP is self‑insured for certain losses relating to worker's compensation, auto liability, general liability, and employee medical and dental benefits. NBP has purchased stop‑loss coverage in order to limit its exposure to any significant levels of claims. Self‑insured losses are accrued based upon NBP's estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP's historical experience rates.

(l)        Environmental Expenditures and Remediation Liabilities

Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

(m)      Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan and Seoul, South Korea. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

(n)       Income Taxes

The Company is a farmers' cooperative within the meaning of Section 521(b)(1) of the Internal Revenue Code and is exempt from federal income taxes. However, the Company is subject to the federal alternative minimum tax and to certain state income and franchise taxes. As an exempt farmers' cooperative, the Company distributes all of its earnings to members. The Company uses federal taxable income for purposes of distributing earnings to members. The excess of earnings for financial reporting purposes over taxable income is reflected as deferred patronage within unallocated equity (see note 9). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the non-patronage source differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The provision for income taxes for NBP is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members. However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

(o)      Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short‑term trade receivables and payables, approximate their fair values due to the short‑term nature of the instruments as of August 28, 2004 and August 30, 2003. At August 28, 2004, the Senior Notes had a carrying value of $160.0 million and a fair value of $162.0 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank. The carrying value of other debt also approximates its fair value at August 28, 2004 as substantially all such debt has a variable interest rate.

(p)       Revenue Recognition

NBP recognizes revenue from the sale of products at the time of shipment, when NBP determines the risk of loss has transferred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. National Carriers, Inc. recognizes revenue when shipments are complete.

(q)       Shipping Costs

Pass‑through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

(r)        Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses were $1.7 million and $0.2 million in the years ended August 28, 2004 and August 30, 2003, respectively.

(s)        Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains or losses on interest rate exchange agreements accounted for as cash flow hedges. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

(t)        Derivatives and Hedging Activities

NBP uses futures contracts to reduce exposure associated with entering into firm commitments to purchase live cattle at a price determined prior to the delivery of the cattle as well as to sell certain beef at a sales price determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for these futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market.  SFAS No. 133 imposes extensive record‑keeping requirements to designate a derivative financial instrument as a hedge. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net impact on net income until the hedged transaction affects net income. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net income. While management believes each of these instruments manages various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive record‑keeping requirements of this Statement. Accordingly, the offsetting gains and losses associated with changes in the market value of the futures contracts and the changes in market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in cost of sales in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 28, 2004 and August 30, 2003 is not significant.

USPB entered into an interest rate exchange agreement, which terminates January 3, 2005, which involves the exchange of fixed-rate and variable-rate interest payments and effectively results in the conversion of specifically identified, variable-rate debt into fixed-rate debt. These financial instruments are recorded in the Company's balance sheet at fair value, and the change in fair value, to the extent effective, is recorded as a component of accumulated other comprehensive income. The ineffective portion is recorded in the statement of operations as a component of other income (expense).

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 28, 2004 and August 30, 2003 is not significant.

(u)       Earnings Per Share

Per share data has been omitted because, under the cooperative structure, earnings of the Company are distributed as patronage dividends to members and associate members, those who lease delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder's proportionate share of underlying equity in the Company.

(3)       Equity Investment and Purchase Accounting

Through August 6, 2003, the Company accounted for its non-controlling 28.78% investment in FNB on the equity method of accounting. The excess of the Company's investment in FNB over its share of the underlying net assets of FNB was being amortized, prior to September 1, 2002, on a straight-line basis over a period of 25 years and recognized as an adjustment to equity in earnings.

A summary of the activity in the investment account for the 340 days ended August 6, 2003 and for the year ended August 31, 2002 follows (dollars in thousands):

	2003		2002
Balance at beginning of period	$83,105		104,396
Equity in earnings	22,586		20,330
Distributions received	(9,257)		(41,621)
USPB basis at date of acquisition	(96,434)	(1)	-
Balance at end of period	$-		83,105

(1)       Includes a distribution of approximately $5.0 million that was declared by FNB but had not been received as of August 6, 2003.

Summary financial data for FNB as of August 31, 2002 and for the 340 days ended August 6, 2003 and for the year ended August 31, 2002 follows (dollars in thousands):

	340 days
	ended
	August 6,
	2003	2002
Current assets		$241,106
Non-current assets		156,610
Total assets		$397,716
Current liabilities		$144,358
Non-current liabilities		116,106
Partners' equity		137,252
Total liabilities and
partners' equity		$397,716

Revenues	$3,378,623	3,246,831
Costs and expenses	3,300,162	3,169,307
Net income	$78,461	77,524

During 2003, USPB acquired a controlling interest in FNB, as more fully described in note 1 as the Acquisition. The Acquisition has been accounted for using the purchase method of accounting as of August 6, 2003. The allocation of the purchase price to the net assets acquired has been performed in accordance with SFAS No. 141, giving consideration to EITF 88‑16, and resulted in goodwill of approximately $78.9 million. The beginning equity of NBP reflects the predecessor basis of USPB's interest in FNB plus the cash contributed by USPB and the new members of NBP, and the contribution of earned deferred compensation by certain members of management of FNB. The calculation of the allocated purchase price for the Acquisition, as presented below, reflects the net book value of the business as of August 6, 2003. In addition, the allocation of the purchase price reflects the fair value of the individual assets acquired and liabilities assumed to the extent of the approximate 71.2% change in ownership. The purchase of the controlling interest was consummated by USPB following the bankruptcy of Farmland in order to maintain its relationship with NBP.

The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Acquisition. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Interest is calculated as follows (dollars in thousands):

Total purchase price and other consideration for Acquired Interest	$232,000
Fees and expenses	4,821
236,821
Net book value of Acquired Interest on August 6, 2003	(114,635)
Excess purchase price to be allocated	$122,186
Amount allocated to:
Property, plant, and equipment	$51,738
Trademarks	20,438
Customer relationships	11,323
Goodwill	38,687
Excess purchase price allocated	$122,186
USPB's predecessor basis in FNB	$91,447
Net book value of USPB's interest on August 6, 2003	(51,276)
Excess of USPB's basis over net book value at August 6, 2003
attributable to goodwill	$40,171
Goodwill reconciliation:
Allocated to goodwill from Acquired Interest	$38,687
Excess of USPB's basis attributable to goodwill (previously included
as a component of Investment in FNB)	40,171
Total goodwill	$78,858

In connection with USPB's initial investment in FNB, USPB paid an amount in excess of the proportionate underlying book value of the net assets acquired that amounted to $40.2 million. Because USPB held a minority interest in the Predecessor, this excess investment, which was attributed to goodwill, was not recorded in the FNB financial statements but was recorded as an investment in USPB's financial statements. As a result, USPB's predecessor basis in FNB was $40.2 million higher than its proportionate 28.8% of the underlying net book value of FNB. In accordance with EITF 88‑16, USPB carried over its predecessor basis, resulting in the recognition of the $40.2 million of goodwill in NBP's financial statements, and, as a result of the consolidation of NBP in 2003, the reclassification of $40.2 million from an investment in FNB to goodwill in the Company's consolidated financial statements.

Pro forma results (unaudited) as if the Acquisition occurred on the first day of the periods presented below are as follows (dollars in thousands):

	Fiscal Year Ended
	August 30,	August 31,
	2003	2002
Revenue	$3,661,455	3,246,831
Net income	30,110	22,504

(4)       Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements to finance the Acquisition described in note 1 and to provide liquidity to operate the business on a going forward basis.  Long‑term debt consisted of the following (dollars in thousands):

	August 28,	August 30,
	2004	2003
Short-term debt:
Current portion of long-term debt (term loan)(a)	$1,030	1,006
Current portion of long-term debt (term loan)(b)	9,375	6,250
Current portion of capital lease obligations(e)	78	358
	10,483	7,614
Long-term debt:
Term loan facility, net of current portion(a)	6,178	7,208
Term loan facility, net of current portion(b)	109,375	118,750
Senior Notes(c)	160,000	160,000
Industrial Development Revenue Bonds(d)	13,850	13,850
Revolving credit facility(b)	42,059	12,309
Long-term capital lease obligations and other(e)	350	571
	331,812	312,688
Total debt	$342,295	320,302

The aggregate principal maturities of long‑term debt at August 28, 2004 are as follows (dollars in thousands):

2005	$10,483
2006	13,530
2007	16,655
2008	124,339
2009	1,030
After 2009	176,258
$342,295

(a)        CoBank Term Debt

Effective August 28, 2004, the CoBank debt was amended for extended terms and favorable changes to the interest rate and covenants.  Under the new amendment, CoBank term debt is payable in equal quarterly installments with final payment due in July 2011, bearing interest at the LIBOR index plus 2.50%, adjusted quarterly (4.10% at August 28, 2004 and 3.36% at August 30, 2003).

The debt agreement with CoBank contains certain covenants which require, among other things: reporting requirements, a minimum working capital reserve, a minimum debt service coverage ratio, a minimum net worth, restrictions on transactions with related parties and restrictions on dividend payments. The Company was in compliance with all CoBank debt covenants as of August 28, 2004. The debt is secured by USPB's interest in NBP.

The Company's rate margin is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at August 28, 2004 and 2.25% at August 30, 2003.

(b)        Senior Credit Facilities

On August 6, 2003, NBP amended and restated its credit agreement to provide senior credit facilities which allow borrowings from time to time up to $265.0 million, consisting of a term loan of $125.0 million and a revolving credit facility of up to $140.0 million both of which terminate on August 6, 2008. Up to $60.0 million of the revolving credit facility is available for the issuance of letters of credit. With respect to both revolving loan borrowings and term loan borrowings, the interest rate is adjusted quarterly based on NBP's financial performance level.  At August 28, 2004  (a) LIBOR rate loans had rates of 2.50% per annum plus the applicable LIBOR rate, and (b) base rate loans had rates of 1.00% per annum plus the greater of (i) the prime rate announced by US Bank or (ii) the federal funds rate plus one half of one percent (0.5%). The Transaction was financed, in part, with approximately $141.0 million of advances under NBP's senior credit facilities, consisting of $125.0 million drawn under the term loan facility and $16.0 million drawn under the revolving credit facility. The senior credit facilities are secured by a first priority lien on substantially all of NPB's assets. A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly-owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 28, 2004, $10.7 million, based on the most restrictive financial covenant ratio calculation, was available under the revolving credit facility.

 Repayment and Prepayment. Loans outstanding under the term loan require 20 quarterly principal repayments beginning on the last business day of the fiscal quarter ending November 2003 as follows: (i) $1,562,500 for quarters 1-4, (ii) $2,343,750 for quarters 5-8, (iii) $3,125,000 for quarters 9-12, (iv) $3,906,250 for quarters 13-16 (v) $4,687,500 for quarters 17-19 and (vi) $67,187,500 on August 6, 2008.

 The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date.

Mandatory and Optional Prepayments. NBP is required to prepay borrowings under the term loan in specified circumstances and amounts, as follows:

•               100% of the net cash proceeds, including insurance and condemnation proceeds, of any sale or other disposition by NBP of any assets, other than inventory sold in the ordinary course of business, subject to exceptions if the aggregate amount of such net proceeds does not exceed a certain amount or if such proceeds are used to replace the assets;

•               100% of the net cash proceeds of any issuance of debt or equity interests or securities, including capital contributions in respect of equity interests or securities previously issued, subject to certain limited exceptions; and

•               50% of excess cash flow, as defined in the amended credit facility, for any fiscal year, until NBP's total funded debt to EBITDA ratio has been reduced to not greater than 2.00 to 1.00.

Prepayments will be applied to principal installments of the term loan in inverse order of maturity. Subject to certain conditions, NBP is permitted to make optional prepayments of the term loan without premium or penalty.

Affirmative Covenants. NBP's senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

Financial Covenants. NBP's senior credit facilities contain covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. In addition, these facilities, which have been amended for fiscal year 2005 as noted below, also contained financial covenants as of August 28, 2004 requiring NBP to:

•               not exceed a maximum funded debt to EBITDA ratio of 4.25x;

•               not exceed a maximum senior secured funded debt to EBITDA ratio of 2.40x;

•               maintain a minimum four quarter EBITDA of $92 million; and

•               not fall below a minimum fixed charge coverage ratio of 1.15x.

As defined in NBP's senior credit facilities, EBITDA contains specified adjustments. NBP was in compliance with all financial covenants under its senior credit facilities on August 28, 2004, with the exception of the four-quarter rolling measure of EBITDA, as defined in the Third Amended and Restated Credit Agreement dated as of August 6, 2003 (the Credit Agreement).  As of October 6, 2004, the lenders under the Credit Agreement have agreed to waive this event of default. The calculation of this ratio is not allowed to include an add back for the charge of $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for Bovine Spongiform Encephalopathy (BSE).

Effective November 19, 2004, NBP amended its credit facility further to reflect changes in financial covenants.  Available borrowings would have been $54.9 million as of August 28, 2004 had these covenant changes been in place.  The amended credit facility, as amended, contains the following financial covenants, effective throughout fiscal year 2005:

•           maximum funded debt to EBITDA ratio of 7.25x;

•           maximum senior secured funded debt to EBITDA ratio of 4.50x;

•           minimum four quarter rolling EBITDA of $50 million;

•           minimum working capital of $92.25 million;

•           maximum capital expenditures of $30 million.

Beginning with fiscal year 2006, the financial covenants (except for the limitation on maximum annual capital expenditures) will revert to, and be adjusted in accordance with, those contained in the amended credit facility as in effect immediately prior to the November 19, 2004 amendment.  The financial covenants which will be in place in fiscal year 2006 under the amended credit facility as of August 6, 2003, will be more restrictive than those covenants in place in fiscal year 2005 under the November 19, 2004 amendment, and more restrictive than those covenants in place in fiscal year 2004.

(c)        Senior Notes

In connection with the Transaction, on August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, and commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

•               incur additional indebtedness;

•               make restricted payments;

•               sell assets;

•               direct NBP's restricted subsidiaries to pay dividends or make other payments;

•               create liens;

•               merge or consolidate with another entity; and

•               enter into transactions with affiliates.

As of August 28, 2004, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(d)        Industrial Development Revenue Bonds

Industrial Development Revenue Bonds-The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Predecessor's behalf to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. These bonds were assumed by NBP in connection with the Transaction. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP's senior credit facilities.

The bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 1.3% in 2004, 1.5% in 2003 and 1.8% in 2002. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP's behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

(e)        Capital and Operating Leases

The Company leases a variety of buildings, equipment and tractors and trailers under operating lease agreements that expire in various years. Future minimum lease payments required at August 28, 2004, under capital and non-cancelable operating leases with terms exceeding one year, are as follows:

			Non-Cancelable
		Capitalized	Operating
		Lease	Lease
		Obligations	Obligations
		(dollars in thousands)
For the fiscal years ended August:
2005		$81	7,943
2006		-	4,771
2007		-	3,298
2008		-	2,314
2009		-	1,729
Thereafter		-	2,336
	Net minimum lease payments	81	$22,391
Less amount representing interest		(3)
	Present value of net minimum lease
	payments	$78

Rent expense associated with operating leases was $8.5 million, $0.5 million and $0.1 million in the fiscal years 2004, 2003 and 2002, respectively.  The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Not included in the table above are the anticipated obligations under a tentative agreement for a utilities commitment at the Dodge City, Kansas, facility. To meet the continuing growth needs for water and wastewater services of the Dodge City facility, over a period of time from May 20, 2002 to April 24, 2003, NBP signed a memorandum of understanding with subsequent clarifying supplements with the City of Dodge City, Kansas whereby NBP expressed its intention of entering into a services agreement for the city to provide NPB water and wastewater services at a price and term sufficient to permit the city to recoup up to one half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of the City and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The total cost of these improvements was approximately $22.1 million.  The city sold twenty year municipal bonds to pay for these improvements and NBP is in the process of finalizing the water services agreement.  It is anticipated this agreement will be finalized in the near future and that NBP's payments to the city will be approximately $0.8 million annually.

Additionally, we make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.   NBP's estimated cattle commitments as of August 28, 2004 were $42.4 million.

 (5)      Interest Rate Exchange Agreement

At August 25, 2001, the Company had an interest rate exchange agreement in place effectively fixing the interest rate on approximately $27.5 million of variable rate debt to a fixed rate of 6.153% plus 1.25%. The Company entered into the interest rate exchange agreement concurrent with its variable rate term debt agreement to reduce its exposure to changes in interest rates. The Company initially designated the interest rate exchange agreement to be 100% effective in hedging its variable interest rate risk, as both the variable interest rate of the debt obligation and the interest rate exchange agreement are based on LIBOR, reprice on the same dates, and had the same term. Effective August 25, 2001, the Company determined that it was no longer probable that it would continue to be exposed to interest rate risk as a result of the intention of FNB to make a significant cash distribution to its partners. As a result of this determination, in accordance with SFAS No. 133, the Company recognized the fair value on August 25, 2001 of the interest rate exchange agreement recorded in accumulated other comprehensive income of $1.2 million as a charge to operations. The difference in interest payments as a result of the interest rate exchange agreement has been recognized in interest rate exchange agreement expense in the amount of $422,771 in fiscal 2002.

On August 31, 2001, the Company received a $36.0 million cash payment from FNB. The payment was comprised of a discretionary cash dividend of $32.3 million and the normal quarterly distribution of $3.7 million. A portion of these proceeds were used to reduce the term loan by $20.0 million on September 10, 2001. The Company also reduced the notional amount of its interest rate exchange agreement by $17.5 million through September 26, 2001 at a cost of $1.0 million. Changes in the fair value of the remaining notional amount of the interest rate exchange agreement were charged to operations in 2002 and amounted to $0.6 million.

On August 31, 2002, the notional amount of the interest rate exchange agreement was realigned with the principal balance of the debt obligation, effectively fixing the interest rate on approximately $9.1 million of the variable rate debt to a fixed rate of 6.153% plus the applicable rate margin (note 4). The rate margin was 2.50% at August 28, 2004 and 2.25% at August 30, 2003. As a result of this development, the Company designated the revised interest rate exchange agreement as a hedge of its forecasted variable rate interest payments and determined the hedge is and will continue to be highly effective in accordance with SFAS No. 133.  In 2003, the Company recorded the change in the fair value of its interest rate swap as an increase to equity through Accumulated Other Comprehensive Income (AOCI), rather than as other income.  In 2004, the balance in the AOCI of $256,430 was adjusted to recognize the fair value of the interest rate swap as other income and current year changes in the fair value of the remaining notional amount of the exchange agreement were charged to operations in accordance with SFAS No. 133.  Future changes in the fair value will also be charged to operations.  The fair value of the interest rate exchange instrument at August 28, 2004 was approximately $(0.1 million).

This interest rate exchange agreement has a termination date of January 3, 2005 and at this time the Company does not anticipate entering into another interest rate exchange agreement.

((6)       Employee Compensation and Benefits

The Company has established a phantom stock option plan which provides for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which have been issued and are exercisable upon election. The Company recognized $0.4 million, $0.5 million and $0.3 million in compensation expense under this plan for the years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively.

The Company maintains tax‑qualified employee savings and retirement plans (the 401(k) Plans) covering its non-union employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of a percentage of their annual compensation (prescribed by the 401(k) Plans) or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plans, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $0.5 million, $0.1 million and $0.0 million for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively.

The Company has agreed to make contributions to the United Food & Commercial Workers International Union‑Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $0.6 million and $0.0 million for the years ended August 28, 2004 and August 30, 2003, respectively.

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were $1.9 million and $0.0 million for fiscal years 2004 and August 30, 2003, respectively, are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 28, 2004 is an initial rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2009 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6.25%.  The unfunded accumulated benefit obligation was $3.7 million and $1.8 million at August 28, 2004 and August 30, 2003, respectively, and has been recorded as a liability in the financial statements.

 (7)      Deposits

Previously, NBP elected to place funds in a trust to satisfy requirements of the Packers and Stockyards Act of 1921 (PSA). The deposits held in trust totaled $0.4 million at August 28, 2004 and $20.0 million at August 30, 2003.  As of August 28, 2004 NBP has secured a bond of $22.5 million to satisfy these requirements.  The bond is supported by a $10.0 million letter of credit.  The remaining deposit in trust was  returned to NBP during fiscal year 2005, after a period of time designated under the PSA for continuity of coverage.

(8)       Other Income (Expense)

Other income, net for the fiscal year ended August 28, 2004 includes approximately $1.1 million the Company received through the demutualization of a company which held annuities for NBP's employees. Other income, net for fiscal year 2003 includes fees associated with a bridge loan commitment obtained in connection with the Acquisition of approximately $1.7 million.

(9)           Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions (dollars in thousands):

	Year Ended
	August 28,	August 30,	August 31,
	2004	2003	2002
Current provision:
Federal	$868	(69)	(30)
State	155	(12)	-
Foreign	20	(3)	-
Total current tax expense (benefit)	1,043	(84)	(30)

Deferred provision:
Federal	131	9	-
State	23	2	-
Foreign	-	-	-
Total current tax expense (benefit)	154	11	-
Total income tax expense (benefit)	$1,197	(73)	(30)

In 2002, the alternative minimum tax credit was utilized, which was generated in 2001.

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

	Year Ended
	August 28,	August 30,	August 31,
	2004	2003	2002
Computed "expected" income tax expense	$7,103	8,455	5,504
Patronage deduction	(742)	(7,323)	(4,114)
Deferred patronage	(1,874)	(603)	(1,007)
Foreign income exclusion	(162)	(551)	(383)
State taxes, net of federal	(116)	(7)	-
Foreign taxes	-	(3)	-
Recognition of initial net deferred tax asset	-	(4,394)	-
Change in valuation allowance	(3,019)	4,394	-
Other	7	(41)	(30)
Total income tax expense (benefit)	$1,197	(73)	(30)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2004 and August 30, 2003 are presented below (dollars in thousands):

Deferred tax assets:	2004	2003
Accounts receivable, due to allowance for doubtful accounts	$682	617
Expense accruals	52	784
Investments	39	79
Charitable contribution carryforward	35	11
Self-insurance and workers compensation accruals	6,046	5,868
Total gross deferred tax assets before valuation allowance	6,854	7,359
Valuation allowance	(1,375)	(4,394)
Total gross deferred tax assets	5,479	2,965
Deferred tax liabilities:
Goodwill and other intangible assets	642	291
Prepaid expenses	204	169
Property, plant, and equipment, principally due to differences in depreciation	3,365	1,083
Total gross deferred tax liabilities	4,211	1,543
Net deferred tax assets	$1,268	1,422

Net deferred tax assets and liabilities at August 28, 2004 and August 30, 2003 are included in the consolidated balance sheet as follows (dollars in thousands):

	2004	2003
Other current assets	$2,435	2,666
Other liabilities	1,167	1,244
	$1,268	1,422

Net deferred tax assets result from National Carriers, Inc., a C Corp subsidiary.

Upon the acquisition of FNB in 2003, USPB established deferred tax assets attributable to differences between financial statement and tax basis of assets and liabilities. Such differences may result in non-patronage income (expense) in future periods. However, management believes that it is more likely than not that the results of future non-patronage operations will not generate sufficient taxable income to realize the deferred tax assets. Accordingly, a valuation allowance of $1.4 million and $4.4 million have been recorded at August 28, 2004 and August 30, 2003, respectively.

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. The Company operates as an exempt cooperative. As an exempt cooperative, it is not taxed on amounts of patronage and nonpatronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts are instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would be taxed to the Company similar to a corporation and the patrons would be taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, which is deemed more than incidental, is subject to tax at the entity level instead of passed through to the patrons in the form of a patronage distribution.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying consolidated financial statements on a portion of its earnings for periods after August 6, 2003 to provide for such potential recharacterization of income from patronage-source to nonpatronage source, which may be asserted by the Internal Revenue Service.

(10)     Related Party Transactions

All of the cooperative's directors hold common stock of the cooperative and are also agricultural producers and shareholders of the cooperative. By virtue of their shareholder status and ownership of common stock, each of these individuals is obligated to deliver cattle to the cooperative. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other shareholders of the cooperative for the delivery of their cattle.   This remains the same under the new LLC structure.

All sales of USPB are to NBP.  Prior to the Acquisition, sales to FNB for the 340 day period ended August 6, 2003 and the fiscal year ended August 31, 2002 were $589.0 million and $697.4 million, respectively, and are included in the financial statements. Sales to NBP for the fiscal year ended August 28, 2004 and for the 24 day period ended August 30, 2003 of $614.3 million and $36.3 million, respectively, and the related receivable balance at August 28, 2004 of $15.6 million and at August 30, 2003 of $8.5 million were eliminated in consolidation.  These sales fulfilled approximately 18%, 22% and 27% of NBP's total cattle requirements for the fiscal years 2004, 2003 and 2002, respectively.  The purchase price for the cattle is determined by a pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.

At August 28, 2004 and August 30, 2003, the Company had payables due to members for the purchase of cattle in the amount of $3.6 million and $1.6 million, respectively. All cattle purchases during the respective periods were from members.

NBP entered into various transactions with Beef Products, Inc., a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party. During the years ended August 28, 2004 and August 30, 2003, NBP had sales of $52.7 million and $1.9 million, respectively, and purchases of $16.7 million and $1.1 million, respectively, with Beef Products, Inc. At August 28, 2004 and August 30, 2003, the amount due from Beef Products, Inc. was $2.9 million and $0.7 million, respectively, while the amount due to Beef Products, Inc. was $0.4 million in both years.

In December 1998, FNB entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, LLC, a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease is for five years and may be terminated by either John R. Miller Enterprises, LLC or NBP on 90 days prior written notice. During the year ended August 28, 2004 and the 24 day period ended August 30, 2003, NBP paid $0.2 million and $0.02 million, respectively, to lease the aircraft and $0.07 million and $0.0 million in the respective years into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  This lease expired on December 15, 2003.  NBP still uses the aircraft on an as needed basis, with payment based on the hours used, not to exceed the monthly lease payment NBP paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In March 2001, FNB entered into a second aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, LLC The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, LLC or NBP requests termination within 90 days of the end of the lease term. During the year ended August 28, 2004 and the 24 day period ended August 30, 2003, NBP paid $0.4 million and $0.04 million, respectively, to lease the aircraft and $0.05 million and 0.01 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In October 2003, NBP entered into an additional aircraft lease agreement under which it leases a third business jet aircraft from John R. Miller Enterprises III, LLC, a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. This aircraft replaced the aircraft leased in December 1998. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 28, 2004, NBP paid $0.3 million to lease the aircraft and $0.08 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NBP believes that the terms of these aircraft leases are at least as favorable to it as it could have obtained from unaffiliated third parties.

(11)     Capital Shares and Equities

(a)       Common Stock

The Company is authorized to issue 5,000,000 shares of common stock, $0.01 par value. At August 28, 2004 and August 30, 2003, there were 691,845 shares of common stock issued and outstanding. Ownership of common stock is restricted to agricultural producers of cattle, as defined, who reside in the territory served by the Company, and who qualify for membership in the Company. Membership requirements include payments of membership and registration fees, execution of a Uniform Delivery and Marketing Agreement, and approval by the Board of Directors.

Members holding at least 100 shares of common stock are entitled to vote; however, each voting member has only one vote regardless of the number of shares of common stock held. No dividends are paid on the common stock.

(b)       Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value. At August 28, 20004 and August 30, 2003, there were no shares of preferred stock issued or outstanding. Preferred stock has no voting rights. Dividends may be paid as determined by the Board of Directors.

(c)        Members' Contributed Capital

Members' contributed capital represents amounts paid in excess of the par value of common stock, and membership and registration fees collected from members.

(d)       Nondelivery Fee

A nondelivery fee represents amounts retained by the Company ($12 per head) in relation to the nondelivery of cattle by members in accordance with the Uniform Delivery and Marketing Agreement. A nondelivery fee is held by the Company and then distributed back to the members upon approval of the Board of Directors. This approval is at the complete and sole discretion of the Board and since these had not been approved for payment as of August 28, 2004, they are not considered to be a liability of the Company.  There were $1.3 million in outstanding nondelivery fees as of August 28, 2004 and zero as of August 30, 2003.

(e)  Patronage Refunds

The Company may pay patronage refunds with respect to cattle delivered to the Company in the form of cash, stock, or written notices of allocation, or any combination thereof based on each member's patronage business with the Company. Patronage refunds for reinvestment represent the portion of patronage refunds payable from current year earnings in equities.

For purposes of patronage refunds, current year earnings are determined in accordance with federal income tax regulations. For the years ended August 28, 2004, August 30, 2003 and August 31, 2002, 40% of current year earnings was distributed in cash and the remaining 60% was distributed in equities.

The difference in net income for financial reporting purposes, determined in accordance with accounting principles generally accepted in the United States of America, and current patronage refunds determined on a federal taxable income basis is reflected as deferred patronage, which will be allocated to members when the resulting temporary differences reverse. Deferred patronage is included in unallocated equity in the accompanying Consolidated Statements of Capital Shares and Equities.

(f)        Unallocated Equity

Unallocated equity represents equities not allocated to members. Unallocated equity at August 28, 2004 and August 30, 2003 represents the following (dollars in thousands):

	2004	2003
Deferred patronage	$9,492	3,991
Earned surplus	16,883	5,168
	$26,375	9,159

Earned surplus consists of foreign sales income not distributed, the net loss incurred during the Company's development stage (prior to December 1, 1997) and corporate subsidiaries.

(g)       New LLC Structure

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation. The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company. Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the conversion, there were 691,845 units of Class A interests and 691,845 units of Class B interests.  For a period to be determined by the board of directors, each Class A unit will be linked to its corresponding Class B unit and each pair of linked units must, if transferred, be transferred together.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount into the LLC as Patronage Notices.

Class A Interests.  Holders of Class A interests are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of the Company's net cash flow when declared by the board of directors; to participate in the distribution of the Company's assets if it dissolves or liquidates after payment of the Patronage Notices, and, if the holder is a member, to vote on matters submitted to a vote of the Company's members.  Holders of Class A interests are committed under Uniform Delivery and Marketing Agreements to deliver one head of cattle to the Company annually for each unit held.

Class B Interests.  Holders of Class B interests are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of the Company's net cash flow when declared by the board of directors; to participate in the distribution of the Company's assets if it dissolves or liquidates after the payment of the Patronage Notices, and, if the holder is a member, to vote on matters submitted to a vote of the Company's members.  Holders of Class B interests have no cattle delivery commitment.

Patronage Notices.  Holders of Patronage Notices do not constitute units or membership interests in the Company, and holders will not be unitholders or members of the Company by virtue of holding Patronage Notices. As was the case in the cooperative, Patronage Notices will be paid by the Company at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion. Upon liquidation, holders of Patronage Notices will be paid before Holders of Class A and Class B interests.  Patronage Notices carry no other or additional rights.

 (12)    Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management of NBP and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed-upon appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process of NBP to commence. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the interest using the interest method. At August 28, 2004, the Minority Interest in NBP was revalued by an independent appraisal process, and the value was determined to be $62.3 million.  Under the interest method, the carrying value of the Minority Interest in NBP has been increased by approximately $0.2 million to $62.5 million as reflected in the accompanying Consolidated Balance Sheet as of August 28, 2004.

(13)     Legal Proceedings

On July 1, 2002, a lawsuit was filed against FNB, ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. USPB was not named a party to this proceeding, but is at risk by being the majority owner of NBP (formerly FNB). The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class.  FNB answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNB joined in the other defendants' motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class-action matter in June 2004.  Accordingly, the lawsuit will proceed to trial. Management believes that FNB acted properly and lawfully in dealings with cattle producers. Management is currently unable to predict the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

USPB and its subsidiaries is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

(14)         Business Segments

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity‑wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB operates in one operating segment and reports only certain enterprise‑wide disclosures.

(a)       Customer Concentration

In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented 9.1% of NBP's total sales, with no other customer representing more than 3.3% of total sales.  In the fiscal year ended August 30, 2003, FNB represented 67.6% of USPB's reported sales. These are sales from USPB to FNB prior to the Acquisition that were not eliminated in consolidation. For the fiscal year ended August 30, 2003, one customer with its consolidated subsidiaries represented 10.3% of NBP's total sales with no other single customer representing more than 2.9% of NBP's total sales.

(b)       Sales to Foreign Countries

NBP had sales outside the United States of America for the year ended August 28, 2004 and the 24 day period ended August 30, 2003 of approximately $395.5 million and $48.9 million, respectively. No single country accounted for more than 10% of total sales. The amount of assets maintained outside the United States of America is not material.

(15)     United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In the fiscal year end 2003, NBP's total export sales were approximately 17% of total sales, including sales of non-food beef products such as hides.  In fiscal year end 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of fiscal year end 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in the Company's Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  NBP does not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on its business.

While exports of some beef products have commenced once again to Mexico, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.  Fed cattle slaughter levels in the United States for the fiscal year end 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. Beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America (R-CALF -  a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within the USDA.  It is expected to be sent to the federal government Office of Management and Budget (OMB) after the U. S. presidential election.  The OMB could take up to 90 days to return it to the USDA, but many expect the final rule to be published before the end of the year with the markets opening in the first quarter of calendar 2005, although NBP can provide no assurance that this will occur.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on its operations.  The Company's revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

(16)     Quarterly Results (Unaudited)

Selected quarterly financial data for 2004 and 2003 is set forth below (dollars in thousands):

			Equity in
			Earnings
			of Farmland
			National
			Beef Packing
		Operating	Company,	Net
	Net sales	Income	LLP	Income
2004 quarterly results:
November 29, 2003	$1,058,306	24,914	-	9,607
February 28, 2004 (1)	932,036	6,177	-	225
May 29, 2004	1,018,740	15,888	-	3,928
August 28, 2004	1,080,429	15,781	-	5,336
	$4,089,511	62,760	-	19,096
2003 quarterly results:
November 30, 2002	$151,739	(772)	4,634	3,707
February 22, 2003	132,575	(880)	2,480	1,447
May 31, 2003	145,834	(1,304)	4,838	3,399
August 30, 2003 (2)	441,626	13,352	10,634	15,677
	$871,774	10,396	22,586	24,230

 (1)        As more fully described in note 15, the Company recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.

(2)         As more fully described in note 1, USPB acquired a controlling interest in FNB in the fourth quarter of 2003. Accordingly, the results of NBP have been consolidated for the 24 day period ended August 30, 2003 in the accompanying statement of operations. Prior to August 6, 2003, USPB accounted for its investment in FNB under the equity method of accounting.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at August 28, 2004 and August 30, 2003	F-3

Consolidated Statements of Operations for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002	F-4

Consolidated Statements of Cash Flows for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002	F-5

Consolidated Statements of Partners' and Members' Capital for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002

F-6

Consolidated Statements of Comprehensive Income for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002

F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (Successor) as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the fiscal year ended August 28, 2004 and for the 24 days ended August 30, 2003 (Successor periods), and the consolidated statements of operations, partners' capital, comprehensive income, and cash flows of Farmland National Beef Packing Company, LP and subsidiaries (Predecessor) for the 340 days ended August 6, 2003 and for the fiscal year ended August 31, 2002 (Predecessor periods).  These consolidated financial statements are the responsibility of the Companies' management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 28, 2004 and August 30, 2003, and the results of their operations and cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles.  Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Farmland National Beef Packing Company, LP and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, LP and subsidiaries in a business combination accounted for as a purchase.  As a result of the transaction, the consolidated financial information for the periods after the acquisition (Successor periods) are presented on a different cost basis than that for the periods before the acquisition (Predecessor periods) and, therefore, are not comparable.

KPMG LLP
Kansas City, Missouri
November 22, 2004

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)
	August 28, 2004	August 30, 2003
Assets
Current assets:
Cash and cash equivalents	$27,998	$31,304
Accounts receivable, less allowance for returns and doubtful accounts of $5,614 and $5,134, respectively	177,614	155,858
Due from affiliates	2,873	732
Other receivables	3,288	4,143
Inventories	85,962	77,587
Deposits	1,192	20,768
Other current assets	9,590	9,932
Total current assets	308,517	300,324

Property, plant and equipment, at cost:
Land and improvements	7,817	6,319
Buildings and improvements	60,601	52,524
Machinery and equipment	139,761	123,819
Trailers and automotive equipment	2,148	2,940
Furniture and fixtures	2,913	2,128
Construction in progress	29,398	24,542
	242,638	212,272
Less accumulated depreciation	20,633	1,751
Net property, plant, and equipment	222,005	210,521
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $1,722 and $196, respectively	30,039	31,565
Other assets	7,102	8,553
	$646,521	$629,821
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$9,453	$6,608
Cattle purchases payable	49,569	48,416
Accounts payable - trade	39,207	36,925
Due to affiliates	416	383
Accrued compensation and benefits	10,520	21,026
Accrued insurance	13,903	16,639
Other accrued expenses and liabilities	13,895	15,309
Distributions payable	5,541	22,386
Total current liabilities	142,504	167,692
Long-term debt, excluding current installments	325,634	305,480
Other liabilities	5,237	3,311
Total liabilities	473,375	476,483
Minority interest	632	419
Capital subject to redemption	62,476	53,623
Members' capital:
Members' capital	110,025	99,297
Accumulated other comprehensive income (loss)	13	(1)
Total Members' capital	110,038	99,296
Commitments and contingencies	-	-
	$646,521	$629,821
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
Net sales	$4,089,511	$282,832	$3,378,623	$3,246,831
Costs and expenses:
Cost of sales	3,969,666	264,776	3,250,960	3,126,288
Selling, general, and administrative	30,672	2,169	24,895	23,032
Depreciation and amortization	21,170	2,055	18,368	18,024
Total costs and expenses	4,021,508	269,000	3,294,223	3,167,344
Operating income	68,003	13,832	84,400	79,487
Other income (expense):
Interest income	549	41	511	271
Interest expense	(24,853)	(1,619)	(5,021)	(6,842)
Minority owners' interest in net income of Kansas City Steak, LLC	(313)	(2)	(121)	(211)
Equity in loss of aLF Ventures, LLC	(837)	(41)	(1,343)	(943)
Other, net	2,192	(1,714)	332	4,709
Income before taxes	44,741	10,497	78,758	76,471
Income tax (expense) benefit	(729)	74	(297)	1,053
Net income	$44,012	$10,571	$78,461	$77,524

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Cash flows from operating activities:
Net income	$44,012	$10,571	$78,461	$77,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,170	2,055	18,368	18,024
Loss (gain) on disposal and impairment of property, plant, and equipment	42	598	(10)	1,158
Minority interest	213	2	162	211
Change in assets and liabilities:
Accounts receivable	(21,756)	(8,535)	(30,015)	8,882
Due from affiliates	(2,141)	2,005	308	(1,420)
Other receivables	855	1,126	(3,173)	519
Inventories	(8,375)	(3,781)	(9,551)	6,748
Deposits	19,576	-	(598)	(19,432)
Other assets	1,793	(323)	(1,489)	(805)
Accounts payable	1,801	632	10,551	(1,611)
Due to affiliates	33	(2,954)	(2,386)	4,473
Accrued compensation and benefits	(10,506)	(1,889)	7,102	(5,810)
Accrued insurance	(2,736)	4,468	2,827	(1,090)
Accrued expenses and liabilities	512	6,862	(1,385)	(1,609)
Cattle purchases payable	1,191	3,953	(5,763)	422

Net cash provided by operating activities	45,684	14,790	63,409	86,184
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(32,471)	(1,698)	(31,996)	(21,300)
Acquisition of interest in Predecessor Entity	-	(236,821)	-	-
Acquisition of National Carriers, Inc.	-	-	(5,025)	-
Proceeds from sale of property, plant, and equipment	1,301	226	304	1,282
Net cash used in investing activities	(31,170)	(238,293)	(36,717)	(20,018)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	29,249	12,375	797	(26,630)
Repayments of term note	(6,250)	-	-	-
Proceeds from issuance of term note	-	21,875	-	125,000
Proceeds from issuance of senior notes	-	160,000	-	-
Cash paid for financing costs	-	(10,283)	-	(2,522)
Change in overdraft balances	443	9,501	(1,330)	4,861
Principal payments of debt	-	-	(9,375)	(12,508)
Member contributions	-	45,964	-	-
Member distributions	(41,276)	-	-	-
Partnership distributions	-	-	(32,158)	(144,583)
Net cash provided by (used in) financing activities	(17,834)	239,432	(42,066)	(56,382)
Effect of exchange rate changes on cash	14	(1)	4	10
Net increase (decrease) in cash	(3,306)	15,928	(15,370)	9,794
Cash and cash equivalents at beginning of period	31,304	15,376	30,746	20,952
Cash and cash equivalents at end of period	$27,998	$31,304	$15,376	$30,746
Supplemental Disclosures:
Cash paid during the period for interest	$22,783	$316	$4,957	$6,066
Cash paid during the period for taxes	$633	$203	$67	$95

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statements of Partners' and Members' Capital
(in thousands)

	Predecessor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries
	General partners	Limited partners	Total
Balance at August 25, 2001	$6,102	$197,313	$203,415
Allocation of net income	2,326	75,198	77,524
Distributions	(4,321)	(139,712)	(144,033)
Foreign currency translation adjustments	-	10	10
Balance at August 31, 2002	$4,107	$132,809	$136,916
Allocation of net income	2,354	76,107	78,461
Distributions	(1,117)	(36,138)	(37,255)
Foreign currency translation adjustments	-	4	4
Balance at August 6, 2003	$5,344	$172,782	$178,126
	Successor Entity
	National Beef Packing Company, LLC and Subsidiaries
	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C(a)	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units for cash	33,068	7,896	-	40,964
Contribution of earned deferred compensation for Class B-2 Units and rights to Class A and Class C Units	9,086	-	914	10,000
Allocation of net income	-	4,437	514	4,951
Class A 5% Priority Distributions	(109)	-	-	(109)
Class B Distributions	-	(1,956)	(227)	(2,183)
Balance at August 30, 2003	$42,045	$10,377	$1,201	$53,623
Allocation of net income	1,649	15,924	1,844	19,417
Class A 5% Priority Distributions	(1,540)	-	-	(1,540)
Class B Distributions	-	(7,893)	(892)	(8,785)
Appraisal valuation adjustment	-	(214)	(25)	(239)
Balance at August 28, 2004	$42,154	$18,194	$2,128	$62,476
Members' Capital
	Class A	Class B-1	Accumulated Other Comprehensive Income	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units in exchange for U.S. Premium's interest in FNBPC	86,447	5,000	-	91,447
Issuance of Class B-1 Units for cash	-	5,000	-	5,000
Allocation of net income	-	5,620	-	5,620
Class A 5% Priority Distributions	(292)	-	-	(292)
Class B Distributions	-	(2,478)	-	(2,478)
Foreign currency translation adjustments	-	-	(1)	(1)
Balance at August 30, 2003	$86,155	$13,142	$(1)	$99,296
Allocation of net income	4,427	20,168	-	24,595
Class A 5% Priority Distributions	(4,135)	-	-	(4,135)
Class B Distributions	-	(9,971)	-	(9,971)
Appraisal valuation adjustment	-	239	-	239
Foreign currency translation adjustments	-	-	14	14
Balance at August 28, 2004	$86,447	$23,578	$13	$110,038

                                                ____________

(a)     Class B-2 and Class C collectively have equal value and rights as Class B-1

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income
(in thousands)

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
Net income	$44,012	$10,571	$78,461	$77,524
Other comprehensive income(loss):
Foreign currency translation adjustments	14	(1)	4	10
Comprehensive income	$44,026	$10,570	$78,465	$77,534

See accompanying notes to consolidated financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS AND THE TRANSACTION

National Beef Packing Company, LLC ("NBP" or "Successor"), is a Delaware limited liability company which is the successor entity to the former Farmland National Beef Packing Company, L.P. ("FNBPC" or "Predecessor") as a result of the transaction described below, which occurred on August 6, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003.

NBP sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, case-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 76.9% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. A wholly-owned subsidiary, National Carriers, Inc., ("National Carriers") located in Liberal, Kansas, provides trucking services to NBP and third parties.

Approximately 2,700 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2007.

The Transaction-On June 12, 2003, U.S. Premium Beef, Ltd. ("U.S. Premium Beef") entered into an agreement with Farmland Industries, Inc., ("Farmland"), to acquire all of the partnership interests in Farmland National Beef Packing Company, L.P. ("FNBPC") held by Farmland, which approximated 71.2%. U.S. Premium Beef, which held the remaining interest in FNBPC, formed NB Acquisition, LLC ("NB Acquisition") to consummate the acquisition. U.S. Premium Beef, NBPCo Holdings, LLC ("NBPCo Holdings"), and certain members of management purchased equity in NB Acquisition for $46.0 million in cash. NB Acquisition used a portion of these funds to purchase all of the membership interest of an affiliate of Farmland that held Farmland's general partnership interest in FNBPC, giving NB Acquisition voting control of FNBPC. Immediately thereafter, to finance the purchase of Farmland's remaining interest, FNBPC issued $160.0 million of 10 1/2% Senior Notes due 2011 (the "Senior Notes") and amended its existing credit facility. A portion of the proceeds of the Senior Notes offering and borrowings under the amended credit facility were transferred to NB Acquisition. Subsequently, NB Acquisition merged into FNBPC, and converted into a limited liability company, NBP, under Delaware law. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets FNBPC held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in National Beef aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

The following table sets forth the approximate sources and uses of funds (in millions) in connection with the Transaction as it occurred on August 6, 2003.

Sources
Available cash	$3.2
Revolving credit facility(1)	16.0
Term loan	125.0
Senior Notes	160.0
NBPCo Holdings equity(2)	35.4
U.S. Premium Beef equity(3)	96.4
Management equity(4)	15.6
Total	$451.6

Uses
Purchase of Farmland's interest	$232.0
Refinancing of existing credit facility	103.1
U. S. Premium Beef rollover equity	91.4
Membership interests issued as deferred compensation(4)	10.0
Transaction costs(5)	15.1

Total	$451.6

(1)

NBP had total availability, including the amount presented, of $140.0 million under the amended revolving credit facility at August 6, 2003. Actual borrowings under the amended revolving credit facility at the closing of the Transaction were $16.0 million.

(2)	Represents cash equity from NBPCo Holdings.
(3)	Includes $5.0 million in cash and the predecessor basis of the 28.8% equity interest in FNBPC held by U.S. Premium Beef prior to the Transaction.
(4)

Includes $5.6 million in cash and $10.0 million of cash incentive compensation earned as of closing that was issued as compensation on a deferred basis in the form of additional membership interests in NBP.

(5)	Includes commitment, placement, financial advisory and other transaction fees, and legal, accounting and other professional fees.

The total purchase price (including expenses and other consideration) has been allocated to the net assets based on their estimated fair values at the date of acquisition to the extent of the approximately 71.2% change in ownership as of the date of closing. The Transaction is within the scope of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Emerging Issues Task Force ("EITF") 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the interest of U.S. Premium Beef, a minority owner of the Predecessor, was carried over at its predecessor basis because a change in control has occurred in which U.S. Premium Beef obtained unilateral control of NBP. The excess of the purchase price over U.S. Premium Beef's predecessor basis of net assets acquired was recognized as a reduction in members' capital.

U.S. Premium Beef, NBPCo Holdings and management each hold Class A and Class B interests in NBP. In addition, members of management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable quarterly in cash to the extent permitted by NBP's senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions of 48% of NBP's taxable net income to make tax payments. Certain of the Class B interests (B-2 interests) issued to management are in the form of "profits interests" issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

Class C Interests. Rights to Class C interests are held only by owners of Class B-2 interests. Class B-2 and Class C interests collectively, have equal value and rights as Class B-1 interests. The face amount of the Class C interests will be distributed out of the assets available for distribution upon liquidation on a parity basis with the Class B interests after payment of the Class A face amount together with all unpaid Class A priority distributions.

U.S. Premium Beef holds approximately 53.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $88.8 million, NBPCo Holdings owns approximately 20.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.6 million, and members of management own approximately 26.6% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After a specified period following completion of the Transaction, certain members of management will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the Transaction. These amounts were previously expensed as compensation expense in the Predecessor financial statements.

Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders (see Note 10).

Prior to the current ownership, NPB was organized as a limited partnership of which NBPCo., L.L.C. and USPBCo., L.L.C. were the general partners and Farmland and U. S. Premium Beef were the limited partners. Farmland is the ultimate parent company of NBPCo., L.L.C. and U.S. Premium Beef is the ultimate parent company of USPBCo., L.L.C.

Prior to the close of the Transaction on August 6, 2003 as well as on August 31, 2002, the partners and their ownership interests of the Partnership were as follows:

Partner Name	Type	Ownership interest
NBPCo., L.L.C.	General	2.5034%
USPBCo., L.L.C.	General	0.4966
Farmland	Limited	68.7100
U.S. Premium Beef	Limited	28.2900

		100.0000%

NBP continues to hold all of the same assets after the consummation of the Transaction, including equity in its subsidiaries, with the exception of a 49% interest in its previously wholly-owned subsidiary National Beef aLF, LLC, or aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. This 49% interest in aLF, LLC was transferred to Farmland concurrent with the closing of the Transaction. After the transaction, NBP continues to hold a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in aLF, LLC.

NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The aggregate purchase price for the Transaction described in Note 1 above was $236.8 million (including approximately $4.8 million of transaction costs), of which $190.8 million was funded through various incremental debt instruments, and the remainder funded through contributed or retained equity. The Transaction and the financial statements of the Acquired Interest provided herein have been accounted for as a purchase in accordance with SFAS No. 141 and EITF 88-16.

Accounting principles generally accepted in the United States of America require NBP's operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to August 7, 2003 in the historical financial statements. NBP's operating results subsequent to the Transaction are presented as the Successor's results in the historical financial statements and include the fiscal year ended August 28, 2004 and the 24 days ended August 30, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2004 and 2003 were 52 week fiscal years, while fiscal 2002 consisted of 53 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP's best estimate of the amount of probable returns and credit losses in NBP's existing accounts receivable. NBP determines these allowances based on historical experience and management's judgments. Specific accounts are reviewed individually for collectibility.

Inventories

Inventories consist primarily of meat products and supplies. Product inventories are stated at the lower of cost or market. The cost of inventories of the beef-packing operation, except supply inventories, is determined using the first-in, first-out (FIFO) method or market. The cost of all other inventories is determined using FIFO, specific, or average cost methods. The components of inventories are as follows:

	August 28, 2004	August 30, 2003
	(in thousands)

Product inventories:
Dressed and boxed meat products	$67,801	$60,781
Beef by-products	9,158	8,738
Supplies	9,003	8,068
	$85,962	$77,587

Property, plant and equipment

Property, plant and equipment purchased as part of the Transaction were recorded at estimated fair value, based on independent appraisals, to the extent of the approximately 71.2% change in ownership. Purchases of property, plant and equipment subsequent to the Transaction date, August 6, 2003, are recorded at cost. Accumulated depreciation as of the Transaction date was reclassified as a reduction of property, plant and equipment. Property, plant, and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 8 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Upon disposition of these assets, any resulting gain or loss is included in operations. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million, $0.02 million, $0.2 million, and $0.2 million for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, respectively.

NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated.

The Predecessor recorded an impairment charge of approximately $1.0 million during fiscal 2002, which is included in selling, general and administrative expenses in the consolidated statements of operations. The impairment charge relates primarily to equipment in conjunction with abandoned plans to open a third case-ready facility. The estimated fair value of these assets was based primarily on salvage values, which approximated $0.7 million at August 28, 2004. This charge is included in the Core Beef segment.

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Predecessor adopted SFAS No. 144 on September 1, 2002. The adoption of this standard has not had a significant impact on the Predecessor's or the Successor's consolidated financial statements.

Depreciation and amortization expense was $21.2 million, $2.1 million, $18.4 million, and $18.0 million for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, respectively.

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. NBP has capitalized $10.3 million in debt issuance costs associated with amending the existing credit facility and with the issuance of Senior Notes in 2003. These costs are being amortized over the life of the related debt instruments. Amortization of $1.7 million and $0.1 million was charged to interest expense during the fiscal year ended August 28, 2004 and the 24 days ended August 30, 2003 related to these costs. During the 340 days ended August 6, 2003, the Predecessor expensed the unamortized portion of $1.6 million of debt issuance costs associated with the credit facility prior to its amendment.

Goodwill and Other Intangible Assets

The Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of September 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.    For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  In connection with the Transaction, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill, which has been allocated to the Core Beef segment.  See Note 3 for a discussion of the purchase accounting associated with the Transaction and the determination of goodwill.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 28, 2004, management determined there was no impairment.

Goodwill prior to the Transaction related to the initial formation of FNBPC and subsequent acquisition of the Dodge City, Kansas facility and represented the excess of the cost over the fair value of the net assets acquired. Goodwill had been amortized on a straight-line basis over twenty-five years.

Prior to the adoption of SFAS No. 142, the Predecessor reviewed its long-lived assets, including goodwill, whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used was assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell.

The following table reflects the impact of goodwill amortization on net income for fiscal year 2002:

Predecessor Entity
Fiscal Year Ended August 31, 2002
(in thousands)

Reported net income	$77,524
Add goodwill amortization	777
Adjusted net income	$78,301

In connection with the Transaction, intangible assets were identified and valued by an independent third party. As a result of this valuation, to the extent of the approximately 71.2% change of ownership, Trademarks were recorded at $20.4 million and Customer Relationships were recorded at $11.3 million. Trademarks are not scheduled for amortization due to their expected indefinite useful life. NBP will amortize the recorded fair value of the Customer Relationships over 7 years on a straight-line basis. For the fiscal year ended August 28, 2004 and for the 24 days ended August 30, 2003, NBP recognized $1.5 million and $0.2 million, respectively, of amortization expense. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP's balance sheet as of August 28, 2004, for each of the next five years and thereafter:

(Dollars in thousands)
Estimated amortization expense for fiscal years ended:
2005	$1,613
2006	$1,613
2007	$1,613
2008(1)	$1,644
2009	$1,613
Thereafter	$1,505

_____________

(1)	FYE 2008 consists of 53 weeks.

Overdraft Balances

The majority of NBP's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on our statement of cash flows. Overdraft balances of $56.3 million and $55.8 million were included in trade accounts and cattle purchases payables at August 28, 2004 and August 30, 2003.

Self-insurance

NBP is self-insured for certain losses relating to worker's compensation, auto liability, general liability and employee medical and dental benefits. NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon NBP's estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP's historical experience rates.

Environmental Expenditures and Remediation Liabilities

Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan and Seoul, South Korea. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members. However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

Fair Value of Financial Instruments

The carrying amounts of NBP's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 28, 2004 the Senior Notes had a carrying value of $160.0 million and a fair value of $162 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank.  The carrying value of other debt also approximates its fair value at August 28, 2004, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products at the time of shipment, when NBP determines the risk of loss has transferred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. National Carriers, Inc. recognizes revenue when shipments are complete.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Research and Development and Advertising and Promotion Expenses

Research and development and advertising and promotion expenses are charged to operations in the period incurred. Research and development costs were $0.01 million in 2004, $0.0 million in the 24 day period ended August 30, 2003, $0.07 million in the 340 day period ended August 6, 2003, and $0.4 million in 2002. Advertising and promotion expenses were $1.7 million in 2004, $0.09 million in the 24 day period ended August 30, 2003, $1.3 million in the 340 day period ended August 6, 2003 and $1.8 in 2002.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at a price determined prior to the delivery of the cattle as well as to sell certain beef at a sales price determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for these futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market.  SFAS No. 133 imposes extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net impact on net income until the hedged transaction affects net income. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net income. While management believes each of these instruments manages various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive record-keeping requirements of this statement. Accordingly, the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in cost of sales in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 28, 2004 and August 30, 2003 is not significant.

NOTE 3.  PURCHASE ACCOUNTING

The Transaction described in Note 1 has been accounted for using the purchase method of accounting as of August 6, 2003. The allocation of the purchase price to the net assets acquired has been performed in accordance with SFAS 141, giving consideration to EITF 88-16 and resulted in goodwill of approximately $78.9 million. Previously unamortized goodwill of $12.2 million was eliminated in the Transaction. The beginning equity of NBP reflects the predecessor basis of U.S. Premium Beef's interest in FNBPC plus the cash contributed by U.S. Premium Beef and the new members, and the contribution of earned deferred compensation by certain members of management. The calculation of the allocated purchase price for the Transaction, as presented below, reflects the net book value of the business as of August 6, 2003. In addition, the allocation of the purchase price reflects the fair value of the individual assets acquired and liabilities assumed to the extent of the approximate 71.2% change in ownership.

The purchase of the controlling interest was consummated by U.S. Premium Beef following the bankruptcy of Farmland in order to maintain its relationship with NBP.

The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Transaction. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Interest is calculated as follows:

(in thousands)
Total purchase price and other consideration for Acquired Interest	$232,000
Fees and expenses	4,821

$236,821
Net book value of Acquired Interest on August 6, 2003	(114,635

Excess purchase price to be allocated	$122,186

Amount allocated to:
Property, plant & equipment	51,738
Trademarks	20,438
Customer relationships	11,323
Goodwill	38,687

Excess purchase price allocated	$122,186

U.S. Premium Beef Basis in FNBPC	91,447
Net book value of U.S. Premium Beef interest on August 6, 2003	(51,276

Excess of U.S. Premium Beef Basis over net book value at August 6, 2003 attributable to goodwill	40,171

Goodwill reconciliation:
Allocated to goodwill from Acquired Interest	38,687
Excess USPB basis attributable to goodwill	40,171

Total goodwill	$78,858

Prior to the Transaction, U.S. Premium Beef held an approximate 28.8% ownership interest in FNBPC that was acquired in two transactions with Farmland, the former parent of NBP. In connection with the acquisition of this interest, U.S. Premium Beef paid an amount in excess of the proportionate underlying book value of the net assets acquired that amounted to $40,171. Because U.S. Premium Beef held a minority interest in FNBC, this excess investment, which was attributed to goodwill, was not recorded in the FNBPC financial statements. As a result, U.S. Premium Beef's predecessor basis in FNBPC was $40,171 higher than its proportionate 28.8% of the underlying net book value of FNBPC.

As a result of the Transaction and in accordance with EITF 88-16, U.S. Premium Beef carried over its predecessor basis, resulting in the recognition of the $40,171 of goodwill in the Successor Entity's financial statements.

Pro forma revenue would be unchanged for the periods presented. Pro forma net income (unaudited) as if the Transaction occurred on the first day of the periods presented below is as follows:

(in thousands)
340 day period ended August 6, 2003	$51,442
Year ended August 31, 2002	$48,639

NOTE 4.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance the Transaction described in Note 1 and provide liquidity to operate the business on a going forward basis. As of August 28, 2004 and August 30, 2003, debt consisted of the following:

	August 28, 2004	August 30, 2003
	(in thousands)
Short-term debt:
Revolving credit facility(a)	$-	$-
Current portion of long-term debt (term loan)(a)	9,375	6,250
Current portion of capital lease obligations(d)	78	358
	9,453	6,608
Long-term debt:
Term loan facility, net of current portion(a)	109,375	118,750
Senior notes(b)	160,000	160,000
Industrial Development Revenue Bonds(c)	13,850	13,850
Revolving credit facility(a)	42,059	12,309
Long-term capital lease obligations & other(d)	350	571
	325,634	305,480
Total debt	$335,087	$312,088

________

(a)  Senior Credit Facilities-On August 6, 2003, NBP amended and restated its credit agreement in order to provide senior credit facilities which allow borrowings from time to time up to $265.0 million, consisting of a term loan of $125.0 million and a revolving credit facility of up to $140.0 million, both of which terminate on August 6, 2008. Up to $60.0 million of the revolving credit facility is available for the issuance of letters of credit. With respect to both revolving loan borrowings and term loan borrowings, the interest rate is adjusted quarterly based on our financial performance level.  At August 28, 2004, (a) LIBOR rate loans had rates of 2.50% per annum plus the applicable LIBOR rate, and (b) base rate loans had rates of 1.00% per annum plus the greater of (i) the prime rate announced by US Bank or (ii) the federal funds rate plus one half of one percent (0.5%). The Transaction was financed, in part, with approximately $141.0 million of advances under NBP's senior credit facilities, consisting of $125.0 million drawn under the term loan facility and $16.0 million drawn under the revolving credit facility. The senior credit facilities are secured by a first priority lien on substantially all of NPB's assets. A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 28, 2004, $10.7 million, based on the most restrictive financial covenant ratio calculation, was available under the revolving credit facility.

Repayment and Prepayment. Loans outstanding under the term loan require 20 quarterly principal repayments beginning on the last business day of the fiscal quarter ending November 2003 as follows: (i) $1,562,500 for quarters 1-4, (ii) $2,343,750 for quarters 5-8, (iii) $3,125,000 for quarters 9-12, (iv) $3,906,250 for quarters 13-16 (v) $4,687,500 for quarters 17-19 and (vi) $67,187,500 on August 6, 2008.

The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date.

Mandatory and Optional Prepayments. NBP is required to prepay borrowings under the term loan in specified circumstances and amounts, as follows:

•

100% of the net cash proceeds, including insurance and condemnation proceeds, of any sale or other disposition by NBP of any assets, other than inventory sold in the ordinary course of business, subject to exceptions if the aggregate amount of such net proceeds does not exceed a certain amount or if such proceeds are used to replace the assets;

•

100% of the net cash proceeds of any issuance of debt or equity interests or securities, including capital contributions in respect of equity interests or securities previously issued, subject to certain limited exceptions; and

•	50% of excess cash flow, as defined in the amended credit facility, for any fiscal year, until NBP's total funded debt to EBITDA ratio has been reduced to not greater than 2.00 to 1.00.

Prepayments will be applied to principal installments of the term loan in inverse order of maturity. Subject to certain conditions, NBP is permitted to make optional prepayments of the term loan without premium or penalty.

Affirmative Covenants. NBP's senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

Financial Covenants. NBP's senior credit facilities contain covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. In addition, these facilities, which have been amended for fiscal year 2005 as noted below, also contained financial covenants as of August 28, 2004 requiring NBP to:

•	Not exceed a maximum funded debt to EBITDA ratio of 4.25x;
•	Not exceed a maximum senior secured funded debt to EBITDA ratio of 2.40x;
•	Maintain a minimum four quarter rolling EBITDA of $92 million; and
•	Not fall below a minimum fixed charge coverage ratio of 1.15x.

As defined in NBP's senior credit facilities, EBITDA contains specified adjustments. NBP was in compliance with all financial covenants under its senior credit facilities on August 28, 2004, with the exception of the four-quarter rolling measure of EBITDA, as defined in the Third Amended and Restated Credit Agreement dated as of August 6, 2003 (the "Credit Agreement").  Effective October 6, 2004, the lenders under the Credit Agreement waived this event of default. The calculation of this ratio is not allowed to include an add back for the charge of $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for Bovine Spongiform Encephalopathy ("BSE").

Effective November 19, 2004, NBP amended its credit facility further to reflect changes in financial covenants.  Available borrowings would have been $54.9 million as of August 28, 2004, had these covenant changes been in place.  The amended credit facility, as amended, contains the following financial covenants, effective throughout fiscal year 2005:

•	Maximum funded debt to EBITDA ratio of 7.25x;
•	Maximum senior secured funded debt to EBITDA ratio of 4.50x;
•	Minimum four quarter rolling EBITDA of $50 million;
•	Minimum working capital of $92.25 million;
•	Maximum annual capital expenditures of $30 million.

Beginning with fiscal year 2006, the financial covenants (except for the limitation on maximum annual capital expenditures) will revert to, and be adjusted in accordance with, those contained in the amended credit facility as in effect immediately prior to the November 19, 2004 amendment.  The financial covenants which will be in place in fiscal year 2006 under the amended credit facility as of August 6, 2003, will be more restrictive than those covenants in place in fiscal year 2005 under the November 19, 2004 amendment and more restrictive than those covenants in place in fiscal year 2004.

(b)  Senior Notes-In connection with the Transaction, on August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, and commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

•	incur additional indebtedness;
•	make restricted payments;
•	sell assets;
•	direct NBP's restricted subsidiaries to pay dividends or make other payments;
•	create liens;
•	merge or consolidate with another entity; and
•	enter into transactions with affiliates.

As of August 28, 2004, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(c)   Industrial Development Revenue Bonds-The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Predecessor's behalf to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. These bonds were assumed by NBP in connection with the Transaction. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP's senior credit facilities.

The bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 1.3% in 2004, 1.5% in 2003 and 1.8% in 2002. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP's behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

(d)  Capital and Operating Leases-NBP leases a variety of buildings and equipment, as well as tractors and trailers subsequent to the acquisition of National Carriers in March 2003, under operating lease agreements that expire in various years. Future minimum lease payments required at August 28, 2004, under capital and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capitalized Lease Obligations	Non-cancelable Operating Lease Obligations

	(in thousands)
For the fiscal years ended August
2005	$81	$7,904
2006	-	4,755
2007	-	3,298
2008	-	2,314
2009	-	1,729
Thereafter	-	2,336

Net minimum lease payments	81	$22,336
Less: Amount representing interest	(3)
Present value of net minimum lease payments	$78

Rent expense associated with operating leases was $8.5 million, $0.4 million, $5.0 million, and $3.7 million for fiscal year 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and for fiscal year 2002, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Not included in the table above are the anticipated obligations under a tentative agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, over a period of time from May 20, 2002 to April 24, 2003, NBP signed a memorandum of understanding with subsequent clarifying supplements with the City of Dodge City, Kansas whereby NBP expressed its intention of entering into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of the City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The total cost of these improvements was approximately $22.1 million.  The city sold twenty year municipal bonds to pay for these improvements and NBP is in the process of finalizing the water services agreement.  It is anticipated this agreement will be finalized in the near future and that NBP's payments to the city will be approximately $0.8 million annually.

Additionally, we make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.   NBP's estimated cattle commitments as of August 28, 2004 were $42.4 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 28, 2004, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2005	$9,453
2006	12,500
2007	15,625
2008	123,309
2009	-
Thereafter	174,200
Total minimum principal maturities	$335,087

As of August 28, 2004, NBP had approximately $174.7 million of secured debt outstanding, approximately $43.0 million of outstanding letters of credit and approximately $10.7 million of availability, based on the most restrictive financial covenant ratio calculation, under its revolving credit facility.

NOTE 5.  RETIREMENT PLANS

NBP, and prior to the Transaction, the Predecessor, maintain a tax-qualified employee savings and retirement plan (together, the "401(k) Plan") covering NBP's non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.5 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003, $0.5 million for the 340 days ended August 6, 2003 and $0.6 million for the fiscal year ended August 31, 2002.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the "UFCW Plan") for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003, $0.5 million for the 340 days ended August 6, 2003 and $0.5 million for the fiscal year ended August 31, 2002.

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were $1.9 million, $0.0 million, $0.2 million, and $0.2 million for fiscal year 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 28, 2004 is an initial rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2009 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6.25%.  The unfunded accumulated benefit obligation was $3.7 million and $1.8 million at August 28, 2004 and August 30, 2003, respectively, and has been recorded as a liability in the financial statements.

NOTE 6.  DEPOSITS

Previously, NBP elected to place funds in a trust to satisfy requirements of the Packers and Stockyards Act of 1921 ("PSA"). The deposits held in trust totaled $0.4 million at August 28, 2004 and $20.0 million at August 30, 2003.  As of August 28, 2004 NBP has secured a bond of $22.5 million to satisfy these requirements.  The bond is supported by a $10.0 million letter of credit.  The remaining deposit in trust was returned to NBP during fiscal year 2005, after a period of time designated under the PSA for continuity of coverage.

NOTE 7.  OTHER INCOME

Investments-Other income includes income and expense related to NBP's investment in aLF Ventures, LLC. aLF Ventures, LLC was formed on August 2, 2001 and since that date FNBPC and NBP have accounted for this investment using the equity method. Losses for the fiscal year 2004 were $0.8 million and $0.0 million for the 24 days ended August 30, 2003. Losses of $1.3 million and $0.9 million were recorded for the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively.

Prior to August 2, 2001, the Predecessor expensed research and development costs associated with this investment as incurred, which amounted to approximately $1.0 million in 2001. Fiscal year ended August 31, 2002 includes income of approximately $3.0 million as a result of reimbursements from its venture partner for previously expensed research and development costs related to the achievement of a certain development milestone.

Miscellaneous- Other income for the fiscal year ended August 28, 2004 includes approximately $1.1 million NBP received through the demutualization of a company which held annuities for NBP employees.  Other income for the 24 days ended August 30, 2003 includes fees associated with a bridge loan commitment obtained in connection with the Transaction of approximately $1.7 million.  Other income includes approximately $2.3 million for the 340 days ended August 6, 2003, which represents the proceeds from the settlement of a class action lawsuit against the manufacturers of certain vitamins.

NOTE 8.  INCOME TAXES

Income tax expense/(benefit) includes the following current and deferred provisions:

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Current Provision
Federal	$ 480	$ (70)	$ 501	$ -
State	75	(12)	89	-
Foreign	20	(3)	4	(1,053)
Total current tax expense	575	(85)	594	(1,053)

Deferred Provision
Federal	131	9	(252)	-
State	23	2	(45)	-
Foreign	-	-	-	-
Total deferred tax expense	154	11	(297)	-
Total income tax expense/(benefit)	$ 729	$ (74)	$ 297	$ (1,053)

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Computed "expected" income tax expense	$ 15,659	$ 3,674	$ 27,565	$ 26,765
Passthrough income	(14,999)	(3,772)	(27,265)	(26,715)
State taxes, net of federal	64	(7)	29	-
Foreign tax rate differential		(3)	4	(1,053)
Other	5	34	(36)	(50)
Total income tax expense (benefit)	$ 729	$ (74)	$ 297	$ (1,053)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2004 and August 30, 2003 are presented below:

	August 28, 2004	August 30,2003
	(in thousands)
Deferred tax assets
Accounts receivable, due to allowance for doubtful accounts	$ 165	$ 147
Self-insurance and workers compensation accruals	2,270	2,519

Total gross deferred tax assets	2,435	2,666

Deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	1,167	1,244

Total gross deferred tax liabilities	1,167	1,244

Net deferred tax assets	$ 1,268	$ 1,422

Net deferred tax assets and liabilities at August 28, 2004 and August 30, 2003 are included in the consolidated balance sheet as follows:

	August 28, 2004	August 30,2003
(in thousands)

Other current assets	$ 2,435	$ 2,666
Other liabilities	1,167	1,244
	$ 1,268	$ 1,422

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 28, 2004 and August 30, 2003. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Predecessor had transactions in the normal course of business with Farmland or affiliated companies. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Predecessor than would be obtained from an unaffiliated party.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the 52 weeks ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the 53 weeks ended August 31, 2002, NBP had sales and purchases with the following related parties:

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Sales to:
Beef Products, Inc. (1)	$ 52,701	$ 1,865	$ -	$ -
Farmland Foods, Inc. (2)	-	-	47,689	28,706
Farmland Industries, Inc. (2)	-	-	-	291
National Carriers, Inc. (3)	-	-	341	388
Total sales to affiliates	$ 52,701	$ 1,865	$ 48,030	$ 29,385

Purchases from:
Beef Products, Inc. (1)	$ 16,746	$ 1,145	$ -	$ -
Farmland Foods, Inc. (2)	-	-	37,431	31,482
Farmland Insurance Agency, Inc.(2)	-	-	-	1,719
Farmland Transportation, Inc. (2)	-	-	1	26
National Carriers, Inc. (3)	-	-	25,255	32,194
Total purchases from affiliates	$ 16,746	$ 1,145	$ 62,687	$ 65,421

___________

(1)	Beef Products, Inc. is an affiliate of NBPCo Holdings, LLC.
(2)

Farmland Foods, Inc., Farmland Industries, Inc., Farmland Transportation, Inc., and Farmland Insurance Agency, Inc. are no longer considered related parties as of August 7, 2003 due to the Transaction. Only those sales and purchases prior to August 7, 2003 are included.

(3)	National Carriers, Inc. was acquired by the Predecessor on March 28, 2003. Only those sales and purchases through that date are included.

Farmland Foods, Inc., Farmland Transportation, Inc., and Farmland Insurance Agency, Inc. were affiliated companies which were wholly owned by Farmland. Prior to its acquisition of National Carriers, the Predecessor contracted a significant portion of its freight services from National Carriers, a consolidated subsidiary as of March 28, 2003. Farmland Industries Inc. and four of its subsidiaries, including Farmland Foods, Inc. and Farmland Transportation, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code on May 31, 2002.

NBP subleased office space from Farmland. The Predecessor paid Farmland approximately $0.4 million and $0.4 million for the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively, for this office space.

NBP rents office space and a shop area to National Carriers for which it received rental payments from National Carriers in the amount of approximately $0.2 million and $0.2 million for the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively.

At August 28, 2004 and August 30, 2003, the amounts due from Beef Products, Inc. were approximately $2.9 million and $0.7 million, respectively.  At August 28, 2004 and August 30, 2003, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

At August 28, 2004 and August 30, 2003, amounts representing checks drawn on U.S. Premium Beef bank accounts included in cattle commitments payable were $12.0 million and $6.9 million, respectively.

In December 1997, FNBPC entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements.  In connection with the cooperative's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP obtained approximately 18%, 17%, 22%, and 27%, respectively, of NBP's cattle requirements from U.S. Premium Beef. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP made purchases from U.S. Premium Beef of $614.3 million, $36.3 million $589.0 million, and $697.4 million, respectively, for cattle requirements. The purchase price for the cattle is determined by NBP's pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease is for five years and may be terminated by either John. R. Miller Enterprises, L.L.C. or NBP on 90 days' prior written notice. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP paid $ 0.2 million, $0.02 million, $0.2 million, and $0.2 million, respectively, to lease the aircraft and $ 0.07 million, $0.0 million, $0.06 million, and $0.04 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.   The lease expired on December 15, 2003.  NBP still uses this aircraft on an as needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment we paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In March 2001, the Predecessor entered into a second aircraft lease agreement under which it leased an additional business jet aircraft from John R. Miller Enterprises, L.L.C. The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, L.L.C. or NBP requests termination within 90 days of the end of the lease term. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP paid $ 0.4 million, $0.04 million, $0.5 million, and $0.5 million, respectively, to lease the aircraft and $0.05 million, $0.01 million, $0.07 million, and $0.08 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In October 2003, NBP entered into an additional aircraft lease agreement under which NBP leased a third business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. This aircraft replaced the aircraft leased in December 1998. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 28, 2004, NBP paid $0.3 million to lease the aircraft and $0.08 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NOTE 10.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the interest using the interest method. At August 28, 2004, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $62.3 million.  Under the interest method, the carrying value of the "Capital subject to redemption" has been reduced by approximately $0.2 million to $62.5 million, as reflected in the accompanying Consolidated Balance Sheet as of August 28, 2004.

NOTE 11.  LEGAL PROCEEDINGS

On July 1, 2002, a lawsuit was filed against the Predecessor, ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class.  FNBPC answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNBPC joined in the other defendants' motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class-action matter in June 2004.  Accordingly, the lawsuit will proceed to trial. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to predict the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

NOTE 12.  BUSINESS SEGMENTS

In connection with the Transaction, NBP executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"). The CODM measures segment profit as operating income for Core Beef and Other, NBP's two reporting segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.   In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of this change was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $4.5 million for the fiscal year 2004.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other-the Other segment of NPB consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended August 28, 2004	24 days ended August 30, 2003	340 days ended August 6, 2003	53 weeks ended August 31, 2002
		(in thousands)
Net sales
Core Beef	$ 4,151,809	$ 285,541	$ 3,463,935	$ 3,338,321
Other	163,866	15,534	76,463	25,868
Eliminations	(226,164)	(18,243)	(161,775)	(117,358)

Total	$ 4,089,511	$ 282,832	$ 3,378,623	$ 3,246,831

Depreciation and amortization
Core Beef	19,134	1,845	16,916	17,315
Other	2,036	210	1,452	709

Total	21,170	2,055	18,368	18,024

Operating income
Core Beef	64,471	14,048	82,615	78,177
Other	3,532	(216)	1,785	1,310

Total	68,003	13,832	84,400	79,487

Interest income	549	41	511	271
Interest expense	(24,853)	(1,619)	(5,021)	(6,842)
Other income (expense)	1,355	(1,755)	(1,011)	3,766

Minority interest	(313)	(2)	(121)	(211)

Total income before taxes	$ 44,741	$ 10,497	$ 78,758	$ 76,471

Capital Expenditures
Core Beef	31,003	1,674	28,506	21,132
Other	1,468	24	8,515	168

Total	32,471	1,698	37,021	21,300

	August 28, 2004	August 30, 2003
Total Assets
Core Beef	$ 620,679	$ 610,965
Other	26,426	22,952
Eliminations	(584)	(4,096)
Total	$ 646,521	$ 629,821

Acquisition of National Carriers, Inc.

On March 28, 2003, the FNBPC acquired National Carriers, Inc., a contract carrier service with terminals in Liberal, Kansas, Dallas, Texas, and Denison, Iowa, for approximately $13.4 million, including the assumption of $8.4 million of indebtedness. The purchase price has been allocated to the assets acquired and liabilities assumed and the operating results of National Carriers are reflected in FNBPC's and NBP's consolidated financial statements subsequent to the date of acquisition. The effect of the acquisition of National Carriers was immaterial to the consolidated financial statements.

Customer Concentration

In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented 9.1% of total sales, with no other customer representing more than 3.3% of total sales. In the fiscal year ended August 30, 2003, one customer with its consolidated subsidiaries represented approximately 10.3% of total sales with no other single customer representing more than 2.9% of total sales. In the fiscal year ended August 31, 2002, the largest customer represented approximately 10.2% of total sales with no other customer larger than 3.8% of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal year ended 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended 2002 of approximately $395.5 million, $48.9 million, $580.1 million and $510.5 million, respectively. No single country accounted for more than 10% of total sales. The amount of assets maintained outside the United States of America is not material.

NOTE 13.  UNITED STATES BSE OUTBREAK

  On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In the FYE 2003, NBP's total export sales were approximately 17% of total sales, including sales of non-food beef products such as hides.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in the Company's Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

                In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  NBP does not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on its business.

While exports of some beef products have commenced once again to Mexico, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.  Fed cattle slaughter levels in the United States for the FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. Beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America ("R-CALF" -  a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within the USDA.  It is expected to be sent to the federal government Office of Management and Budget ("OMB") after the U. S. presidential election.  The OMB could take up to 90 days to return it to the USDA, but many expect the final rule to be published before the end of the year with the markets opening in the first quarter of calendar 2005, although NBP can provide no assurance that this will occur.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

On November 18, 2004, the USDA announced that inconclusive, preliminary test results may have identified a second case of BSE in the U.S., but meat from the suspected animal has not entered the food chain.  It could be up to approximately seven days before conclusive test results may be available.  The preliminary tests are in an early stage of screening, which is designed to be extremely sensitive in order to detect the disease.  No quarantines have been established, and the USDA spokesperson stated that, "USDA remains confident in the safety of the U.S. beef supply."  Announcements of these inconclusive, preliminary results can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on its operations.  The Company's revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.