Form 10-Q
period 2004-11-27
U. S. Premium Beef, Inc.
filed 2005-01-10
CIK 1289237

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___ .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-1057414
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12200 North Ambassador Drive
Kansas City, MO 64163
(Address of principal executive offices)
 Telephone: (866) 877-2525
(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

There is no market for the Registrant's equity.  As of January 3, 2005, there were 691,845 Class A units and 691,845 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms "the Company", "we", "our" and "us" refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term "NBP" refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP), a Delaware limited liability company, and "USPB" refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	November 27,	August 28,
Assets	2004	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$48,347	43,611
Accounts receivable, less allowance for returns and doubtful
accounts of $5,803 and $5,614 in 2005 and 2004, respectively	162,088	177,614
Due from affiliates	1,718	2,873
Other receivables	2,920	4,513
Inventory	76,359	85,962
Other current assets	12,287	10,782
Total current assets	303,719	325,355
Property, plant and equipment, at cost	247,505	242,903
Less accumulated depreciation	(26,328)	(20,844)
Net property, plant and equipment	221,177	222,059
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization
of $2,125 and $1,722 in 2005 and 2004, respectively	29,636	30,039
Other assets	7,453	7,446
Total assets	$640,843	663,757
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$11,226	10,483
Cattle purchases payable	52,909	37,586
Accounts payable	40,040	51,438
Due to affiliates	353	416
Patronage refunds payable in cash	847	847
Accrued compensation and benefits	16,053	20,828
Accrued insurance	15,290	13,903
Other accrued expenses and liabilities	11,595	7,690
Distributions payable	412	2,296
Total current liabilities	148,725	145,487
Long-term liabilities:
Long-term debt, excluding current maturities	313,076	331,812
Interest rate exchange agreement	27	105
Other liabilities	4,934	5,237
Total long-term liabilities	318,037	337,154
Total liabilities	466,762	482,641
Minority interest in National Beef Packing Company and Kansas City Steak, LLC	60,334	63,108
Capital shares and equities:
Members' capital, 691,845 class A units and 691,845 class B units
authorized, issued and outstanding	62,966	-
Common stock, $0.01 par value; authorized 5,000,000 shares,
691,845 shares issued and outstanding	-	7
Cooperative members' contributed capital	-	39,531
Nondelivery fee	-	1,330
Patronage notices	50,752	-
Patronage refunds for reinvestment	-	50,752
Unallocated equity	-	26,375
Accumulated other comprehensive income	29	13
Total capital shares and equities	113,747	118,008
Total liabilities and capital shares and equities	$640,843	663,757

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003
	(unaudited)	(unaudited)

Net sales	$1,050,720	1,058,306

Costs and expenses:
Cost of sales	1,034,189	1,018,869
Selling, general and administrative expenses	8,992	7,854
Depreciation and amortization	6,038	6,669

Total costs and expenses	1,049,219	1,033,392

Operating income	1,501	24,914

Other income (expense):
Interest income	145	178
Interest expense	(6,854)	(6,428)
Minority owner's interest in net loss (income)
of National Beef Packing Co., LLC	2,382	(8,620)
Minority owners' interest in net income
of Kansas City Steak, LLC	(54)	(8)
Equity in loss of aLF Ventures, LLC	(122)	(311)
Interest rate exchange agreement	78	351
Other, net	480	362

(Loss) income before taxes	(2,444)	10,438

Income tax expense	(538)	(831)

Net (loss) income	$(2,982)	9,607

Loss per unit
Basic	$(4.31)	-
Diluted	$(4.31)	-

Outstanding weighted-average units
Basic	691,845	-
Diluted	691,845	-

Pro forma amounts assuming the conversion
to an LLC is applied retroactively:

(Loss) earnings per unit
Basic	$(4.31)	13.89
Diluted	$(4.31)	13.64

Outstanding weighted-average units
Basic	691,845	691,845
Diluted	691,845	704,512

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,982)	9,607
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,038	6,669
(Gain) loss on disposal of property, plant and equipment	(102)	1
Minority interest	(2,328)	8,628
Interest rate exchange agreement	(78)	(351)
Changes in assets and liabilities:
Accounts receivable	15,526	(6,883)
Due from affiliates	1,155	(416)
Other receivables	1,593	322
Inventories	9,603	(15,498)
Other assets	(1,512)	(528)
Accounts payable	(9,247)	3,058
Due to affiliates	(63)	(77)
Accrued compensation and benefits	(4,775)	(11,139)
Accrued insurance	1,387	(2,288)
Other accrued expenses and liabilities	3,602	1,584
Cattle purchases payable	22,263	10,661
Net cash provided by operating activities	40,080	3,350
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(5,170)	(6,781)
Proceeds from sale of property, plant and equipment	519	239
Net cash used in investing activities	(4,651)	(6,542)
Cash flows from financing activities:
Proceeds from membership and registration fees	-	6
Proceeds from nondelivery fees	-	112
Net payments under revolving credit lines and note payable	(17,733)	16,105
Payments of notes payable and fees	(260)	(244)
Change in overdraft balances	(10,420)	6,292
Partnership distributions	(2,296)	(14,629)
Net cash (used in) provided by financing activities	(30,709)	7,642
Effect of exchange rate changes on cash	16	7
Net increase in cash	4,736	4,457
Cash and cash equivalents at beginning of the period	43,611	42,228
Cash and cash equivalents at end of the period	$48,347	46,685
Supplemental information:
Cash paid during the period for interest	$2,134	426
Cash paid during the period for taxes, net	$7	281

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 28, 2004.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes, which are its senior unsecured obligations, ranking equal in right of payment with all of its other senior unsecured obligations.  NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to USPB.

(2) Inventories

Inventories at November 27, 2004 and August 28, 2004 consisted of the following (in thousands):

	November 27, 2004	August 28, 2004
Dressed and boxed beef	$59,313	$67,801
Beef by-products	7,489	9,158
Supplies	9,557	9,003
Total inventory	$76,359	$85,962

(3) Comprehensive (Loss) Income

Comprehensive (loss) income, which consists of net (loss) income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 Weeks Ended November 27, 2004	13 Weeks Ended November 29, 2003
Net (loss) income	$(2,982)	$9,607
Other comprehensive income:
Foreign currency translation adjustments	16	7
Comprehensive (loss) income	$(2,966)	$9,614

(4)  Income Taxes

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, a company is not taxed on amounts of patronage and non-patronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts are instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would be taxed to the Company similar to a corporation and the patrons would be taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, which is deemed more than incidental, is subject to tax at the entity level instead of passed through to the patrons in the form of a patronage distribution.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying first quarter fiscal 2004 consolidated financial statements on a portion of its earnings for periods after August 6, 2003 to provide for such potential recharacterization of income from patronage source to non-patronage source, which may be asserted by the Internal Revenue Service.

Effective August 29, 2004, the Company was converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

(5)  Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management of NBP and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to elect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the respective interests. At November 27, 2004, the minority interest in National Beef, included in the minority interest in the accompanying Condensed Consolidated Balance Sheet, was revalued by an independent appraisal process, and the value was determined to be $59.1 million. Accordingly, the carrying value of the minority interest has been reduced by accretion of approximately $0.03 million during the thirteen weeks ended November 27, 2004, resulting in the $59.6 million carrying value at November 27, 2004.

 (6) Contingencies

On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNB or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class.  FNB answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNB joined in the other defendants' motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class-action matter in June of 2004.  Accordingly, the lawsuit will proceed to trial. Management believes that FNB acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

The Company is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(7)  United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In fiscal 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of fiscal 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in the Company's second quarter of fiscal 2004 Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  The Company does not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on its business.

While exports of some beef products have commenced once again to Mexico, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef packing industry.  Fed cattle slaughter levels in the United States for FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef packing industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices and increased imports of boxed beef, negatively affecting boxed beef prices.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America (R-CALF, a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports of live cattle under 30 months of age and certain other commodities from regions with effective bovine spongiform encephalopathy (BSE) prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and will be effective March 7, 2005 unless delayed by litigation, legislation or other reasons.  The USDA estimates that up to two million live cattle under 30 months of age could be exported to the U.S. from Canada in the first twelve months after the rule takes effect.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta has tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  As stated in the USDA press release of December 30, 2004, the U.S. would not alter the implementation of its rule to resume trade with Canada, although NBP can provide no assurance regarding this statement.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment, conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region, included the consideration of the possibility that Canada could experience additional cases of BSE.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products mid-year in calendar 2005, although no assurance can be given that this will occur.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

The Company cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  The Company's revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

(8)  Bank Covenant Compliance

Effective November 19, 2004, NPB's amended credit facility was further amended to reflect changes in financial covenants.  The amended credit facility, as amended, contained the following financial covenants, as of November 27, 2004:

•         Maximum funded debt to four quarter rolling EBITDA (as defined in the credit agreement) ratio of
                       7.25x;
            •         Maximum senior secured funded debt to four quarter rolling EBITDA ratio of 4.50x;
            •         Minimum four quarter rolling EBITDA of $50 million;
            •         Minimum working capital of $92.25 million;
            •         Maximum annual capital expenditures of $30 million.

As defined in NBP's amended credit facility, EBITDA contains specified adjustments.  On November 27, 2004, NBP was in compliance with all financial covenant ratios.

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.5 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million will be written off during the Company's second quarter of fiscal year 2005.  At the closing of the transaction, NBP borrowed $120.0 million under the term loan and $4.6 million under the revolving loan with an additional $43.0 million of the revolving loan used in the form of letters of credit.

The borrowings under the revolving loan are available for NBP's working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of NBP's assets.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rate and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).  Currently the interest rate for the term loan is either the greater of (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) LIBOR plus 275 basis points.  Currently the interest rate for the revolving loan is either the greater of (a) the Base Rate plus 50 basis points or (b) LIBOR plus 250 basis points.  After the Conversion Date, the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates that are keyed to NBP's funded debt to EBITDA ratio.

The amended and restated credit facility imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, NBP is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio. In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscals years thereafter.

(9)  Subsequent Events

Industrial Revenue Bonds

In conjunction with the amendment and restatement of NBP's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased NBP's Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payments in lieu of tax agreements, results in an annual savings of approximately 25% in property taxes.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 with the balance of $13.1 million to be paid in subsequent years.

 (10)  Earnings (Loss) Per Unit

Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who lease delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder's proportionate share of underlying equity in the Company.  Under the LLC structure, earnings of the Company will be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit has been presented in the accompanying Consolidated Statement of Operations, along with the pro forma amounts for the prior year first quarter assuming the conversion to an LLC was retroactively applied.

Basic earnings per unit (EPU) excludes dilution and is computed by dividing income available to unitholders by the weighted-average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if unit options were exercised or converted into units.   Options to purchase 20,000 units for $55 were issued and outstanding for both periods.  Options were excluded from the 2005 diluted earnings per unit calculations as the effect of their inclusion would have been anti-dilutive on the loss per unit calculation.

(In thousands except per unit data)	November 27, 2004
	(Loss) Earnings	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Basic loss per unit
Income available to unitholders	$(2,982)	691,845	$(4.31)
Effect of dilutive securities - unit options		-
Diluted loss per unit
Income available to unitholders
including assumed conversion	$(2,982)	691,845	$(4.31)

	Pro Forma November 29, 2003
	Earnings	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Basic earnings per unit
Income available to unitholders	$9,607	691,845	$13.89
Effect of dilutive securities - unit options		12,667
Diluted earnings per unit
Income available to unitholders
including assumed conversion	$9,607	704,512	$13.64

<back to Table of Contents>

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors" in "Item 1. Business" of USPB's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2004 for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

The USDA has established conditions which allow the Canadian border to become eligible for re-opening in early March 2005 for importation of live cattle under 30 months of age, subject to certain restrictions.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for several months.  Currently live weights of cattle being slaughtered are considerably higher than last year, implying supplies of cattle in the near term will be larger; however, until international market access is restored and live cattle are permitted from Canada, margins will be negatively impacted.

Recent Developments

Effective December 30, 2004, our amended credit facility was further amended and restated to reflect changes in loan amounts, interest rates and financial covenants.  In conjunction with the amendment and restatement of NBP's credit facility, the City of Dodge City, Kansas issued $102.3 million of industrial revenue bonds that effectively results in annual savings of approximately 25% in property taxes.  These transactions are more fully described in "Liquidity and Capital Resources" below.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In FYE 2003, NBP's total export sales were approximately 17% of total sales, including sales of non-food beef products such as hides.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in our second quarter of fiscal 2004 Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

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

While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.  Fed cattle slaughter levels in the United States for FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef packing industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices and increased imports of boxed beef, negatively affecting boxed beef prices.

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

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports of live cattle under 30 months of age and certain other commodities from regions with effective bovine spongiform encephalopathy (BSE) prevention and detection measures.  Prior to being able to import to the U.S. each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and will be effective March 7, 2005 unless delayed by litigation, legislation or other reasons.  The USDA estimates that up to two million live cattle under 30 months of age could be exported to the U.S. from Canada in the first twelve months after the rule takes effect.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta has tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  As stated in the USDA press release of December 30, 2004, the U.S. would not alter the implementation of its rule to resume trade with Canada, although NBP can provide no assurance regarding this statement.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment, conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region, included the consideration of the possibility that Canada could experience additional cases of BSE.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products mid-year in calendar 2005, although no assurance can be given that this will occur.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Our revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

Results of Operations

Thirteen weeks ended November 27, 2004 compared to thirteen weeks ended November 29, 2003

General.  Net loss for the thirteen weeks ended November 27, 2004 was $3.0 million compared to net income of $9.6 million for the thirteen weeks ended November 29, 2003, a decrease of $12.6 million.  Sales were lower in the thirteen weeks ended November 27, 2004 than those of the prior year period primarily due to a decrease in boxed beef and beef product prices of approximately 8.1%, offset in part by an increase in the number of cattle processed.  The loss of key export markets due to BSE continued to pressure beef margins.

Total costs and expenses as a percent of sales were 99.9% for the thirteen weeks ended November 27, 2004 compared to 97.6% for the thirteen weeks ended November 29, 2003.  Costs were higher due to a 5.9% increase in the number of cattle NBP processed from 2004, offset in part by lower live cattle prices.  Operating income decreased $23.4 million due to lower boxed beef and beef product prices and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S.

Net Sales.  Net sales were $1,050.7 million for the thirteen weeks ended November 27, 2004 compared to $1,058.3 million for the thirteen weeks ended November 29, 2003, a decrease of $7.6 million or 0.7%.  The decrease resulted primarily from a decrease in boxed beef and beef product prices of approximately 8.1%, mostly offset by a 5.9% increase in the number of cattle NBP processed in 2005.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE.

                Cost of Sales.  Cost of sales was $1,034.2 million for the thirteen weeks ended November 27, 2004 compared to $1,018.9 million for the thirteen weeks ended November 29, 2003, an increase of $15.3 million or 1.5%.  The increase resulted primarily from an increase in the number of cattle NBP processed from 2004 of 5.9%, offset by lower live cattle prices.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.0 million for the thirteen weeks ended November 27, 2004 compared to $7.9 million for the thirteen weeks ended November 29, 2003, an increase of $1.1 million or 13.9%.  The current year reflects expenses for  state franchise taxes of approximately $0.3 million due to the restructuring of NPB as a limited liability company, and an increase in payroll and related expenses and professional services of $0.7 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.0 million for the thirteen weeks ended November 27, 2004 compared to $6.7 million for the thirteen weeks ended November 29, 2003, a decrease of $0.7 million or 10.4%.  The decrease is attributable to revised estimates that had been previously utilized in the calculations for depreciation expense in the thirteen weeks ended November 29, 2003 relative to assets acquired when we acquired a controlling interest in Farmland National Beef Packing Company, L.P. on August 7, 2003 and formed National Beef Packing Company, LLC.

Operating Income.  Operating income was $1.5 million for the thirteen weeks ended November 27, 2004 compared to $24.9 million for the thirteen weeks ended November 29, 2003, a decrease of $23.4 million.  The decrease resulted from the lower boxed beef and beef product prices due in part to the loss of key export markets closed to U.S. beef products due to BSE.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets, has resulted in compressed margins in the U.S. beef packing industry.  Operating income, as a percentage of net sales, was 0.1% for the thirteen weeks ended November 27, 2004 and 2.4% for the thirteen weeks ended November 29, 2003.

                Interest Expense.  Interest expense was $6.9 million for the thirteen weeks ended November 27, 2004 compared to $6.4 million for the thirteen weeks ended November 29, 2003, an increase of $0.5 million or 7.8%.  The increase was due primarily to higher interest rates in the thirteen weeks ended November 27, 2004 as compared to the same period in fiscal 2004.

                Income Tax Expense.  Income tax expense of $0.5 million for the thirteen weeks ended November 27, 2004 compared to $0.8 million for the thirteen weeks ended November 29, 2003, a decrease of $0.3 million.  The decrease was primarily due to the conversion from a cooperative to an LLC offset by increased tax expense as the result of higher  income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Liquidity and Capital Resources

As of November 27, 2004, the Company had net working capital of $155.0 million, which included $1.3 million in partner and member payables, and cash and cash equivalents of $48.3 million. At August 28, 2004, we had net working capital of $179.9 million, which included $3.1 million in partner and member payables, and cash and cash equivalents of $43.6 million. Our primary source of liquidity is cash flows from operations and available borrowings under our amended credit facility.

As of November 27, 2004, the Company had $324.3 million of long-term debt, of which $11.2 million was classified as a current liability. As of November 27, 2004, there were outstanding borrowings of $24.4 million, outstanding letters of credit of $43.0 million and available borrowings of $57.8 million under NBP's $140.0 million amended credit facility. Cash flow from operations and borrowings under NBP's amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes. .  NBP was in compliance with all of its financial covenants under the amended credit facility as of November 27, 2004.

In addition to outstanding borrowings under the amended credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $125.7 million and capital leases and other obligations of $0.4 million as of November 27, 2004.

Amended Senior Credit Facility

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.5 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million will be written off during the Company's second quarter of fiscal year 2005.  At the closing of the transaction, NBP borrowed $120.0 million under the term loan and $4.6 million under the revolving loan with an additional $43.0 million of the revolving loan used in the form of letters of credit.

The borrowings under the revolving loan are available for NBP's working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of NBP's assets.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rate and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).  Currently the interest rate for the term loan is either the greater of (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) LIBOR plus 275 basis points.  Currently the interest rate for the revolving loan is either the greater of (a) the Base Rate plus 50 basis points or (b) LIBOR plus 250 basis points.  After the Conversion Date, the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates that are keyed to NBP's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.

 After the Conversion Date, NBP is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio. In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscals years thereafter.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of NBP's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased NBP's Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payments in lieu of tax agreements, results in an annual savings of approximately 25% in property taxes.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Capital spending through November 27, 2004 was approximately $5.2 million.  NBP expects to spend approximately $30 million in total on capital expenditures during fiscal year 2005, primarily for plant expansion, renewals and improvements.

We believe that available borrowings under the NBP amended and restated credit facility and cash provided by operating activities will be sufficient to support working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

Operating Activities

Net cash provided by operating activities in the thirteen weeks ended November 27, 2004 increased to $40.1 million compared to $3.4 million in the thirteen weeks ended November 29, 2003, primarily as the result of an decrease in working capital requirements, offset by the decrease in net earnings in the current year period.

Investing Activities

                Net cash used in investing activities was $4.7 million in the thirteen weeks ended November 27, 2004 compared to $6.5 million in the thirteen weeks ended November 29, 2003.  This decrease in cash used was primarily attributable to $1.6 million less in expenditures for property, plant and equipment in the current year.

Financing Activities

                Net cash used in financing activities was $30.7 million in the thirteen weeks ended November 27, 2004 compared to net cash provided by financing activities of $7.6 million in the thirteen weeks ended November 29, 2003.  The change was attributed to a $33.8 million decrease in revolving credit borrowings and a $16.7 million reduction in the overdraft balance, partially offset by a $12.3 million decrease in cash distributions for member taxes.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 with the balance of $13.1 million to be paid in subsequent years.

Bank Covenant Compliance

USPB's outstanding CoBank term debt of approximately $6.9 million is payable in quarterly installments with final payment due in July 2011, bearing interest at the 90 day LIBOR index plus 2.50%, adjusted quarterly (4.557% at November 27, 2004 and 4.10% at August 28, 2004).

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

The Company was in compliance with all CoBank debt covenants as of November 27, 2004. The debt is secured by USPB's interest in NBP.

Effective November 19, 2004, NBP's amended credit facility was further amended to reflect changes in financial covenants.  The amended credit facility, as amended, contains the following financial covenants, effective throughout fiscal year 2005:

•         Maximum funded debt to four quarter rolling EBITDA ratio of 7.25x;
            •         Maximum senior secured funded debt to four quarter rolling EBITDA ratio of 4.50x;
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

As defined in NBP's amended credit facility, EBITDA contains specified adjustments.  On November 27, 2004, they were in compliance with all financial covenant ratios.

<back to Table of Contents>

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

Commodities. NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe that we can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

NBP purchases cattle for use in its processing businesses. When appropriate, it enters into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument NBP uses depends on a number of factors, including availability of appropriate derivative instruments.

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

NBP may use futures contracts to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in the period of change.

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at November 27, 2004 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef.  (dollars in thousands)

November 27, 2004	Positions expiring within 1 year	Fair Value
Live Cattle
Futures long	582	$475
Futures short	1,442	(1,437)
Firm Commitments Purchase		1,203
Firm Commitments Sale		-

August 28, 2004
Live Cattle
Futures long	-	-
Futures short	55	$96
Firm Commitments Purchase		(96)
Firm Commitments Sale		-

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have short-term and long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.

                Our exposure to interest rate risk has not materially changed since November 27, 2004.

<back to Table of Contents>

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information regarding legal proceedings, see Note 4, "Contingencies" to our consolidated financial statements included in Part I - Item 1 of this Form 10-Q.             <back to Table of Contents>

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.         <back to Table of Contents>

Item 3. Defaults Upon Senior Securities

     None.         <back to Table of Contents>

Item 4. Submission of Matters to a Vote of Security Holders

     None.         <back to Table of Contents>

Item 5. Other Information

     None.         <back to Table of Contents>

Item 6. Exhibits

(A)	Exhibits
10.1

Waiver and Consent dated as of October 6, 2004 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4(d) to NBP's Annual Report on Form 10-K filed with the Commission on November 23, 2004).

10.2

Third Amendment dated as of November 19, 2004 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4(e) to NBP's Annual Report on Form 10-K filed with the Commission on November 23, 2004).

10.3

Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to NBP's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.4

Fourth Amended and Restated Credit Agreement dated as of December 29, 2004 by and between National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to NBP's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.5(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to NBP's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.5(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to NBP's Current Report on Form 8-K filed with the Commission on January 6, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(B)	Reports on Form 8-K

During the quarter ended November 27, 2004, the Company furnished a Report on Form 8-K under Items 1 and 9, dated October 6, 2004, relating to our amended debt agreement and another Report on Form 8-K under Item 7, dated October 14, 2004, for our quarterly newsletter.

<back to Table of Contents>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                U.S. Premium Beef, LLC

By:	/s/ Steven D. Hunt

Steven D. Hunt Chief Executive Officer and Manager (Principal Executive Officer)

By:	/s/ Lyn Holtmann

Lyn Holtmann Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 10, 2005

<back to Table of Contents>