Form 10-Q
period 2005-02-26
U. S. Premium Beef, Inc.
filed 2005-04-12
CIK 1289237

___________

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-115164
U.S. PREMIUM BEEF, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

The Registrant's equity is not traded on an exchange or in any public market.  As of April 11, 2005, there were 691,845 Class A units and 691,845 Class B units outstanding.

___________

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit and share data)

	February 26,	August 28,
Assets	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$64,015	43,611
Accounts receivable, less allowance for returns and doubtful
accounts of $5,767 and $5,614 in 2005 and 2004, respectively	153,530	177,614
Due from affiliates	2,214	2,873
Other receivables	3,617	4,513
Inventory	84,312	85,962
Other current assets	10,401	10,782
Total current assets	318,089	325,355
Property, plant and equipment, at cost	251,802	242,903
Less accumulated depreciation	(31,821)	(20,844)
Net property, plant and equipment	219,981	222,059
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization
of $2,528 and $1,722 in 2005 and 2004, respectively	29,233	30,039
Other assets	7,103	7,446
Total assets	$653,264	663,757
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,051	10,483
Cattle purchases payable	53,734	49,569
Accounts payable	38,556	39,455
Due to affiliates	398	416
Patronage refunds payable in cash	-	847
Accrued compensation and benefits	16,760	20,828
Accrued insurance	15,754	13,903
Other accrued expenses and liabilities	10,574	7,690
Distributions payable	412	2,296
Total current liabilities	137,239	145,487
Long-term liabilities:
Long-term debt, excluding current maturities	352,513	331,812
Interest rate exchange agreement	-	105
Other liabilities	4,890	5,237
Total long-term liabilities	357,403	337,154
Total liabilities	494,642	482,641
Minority interest in National Beef Packing Company and Kansas City Steak, LLC	53,674	63,108
Capital shares and equities:
Members' capital, 691,845 class A units and 691,845 class B units
authorized, issued and outstanding	54,268	-
Common stock, $0.01 par value; authorized 5,000,000 shares,
691,845 shares issued and outstanding	-	7
Cooperative members' contributed capital	-	39,531
Nondelivery fee	-	1,330
Patronage notices	50,642	-
Patronage refunds for reinvestment	-	50,752
Unallocated equity	-	26,375
Accumulated other comprehensive income	38	13
Total capital shares and equities	104,948	118,008
Total liabilities and capital shares and equities	$653,264	663,757

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,026,727	932,036	2,077,447	1,990,342

Costs and expenses:
Cost of sales	1,014,598	912,563	2,048,787	1,931,432
Selling, general and administrative expenses	9,262	8,320	18,254	16,174
Depreciation and amortization	6,051	4,975	12,089	11,644

Total costs and expenses	1,029,911	925,858	2,079,130	1,959,250

Operating (loss) income	(3,184)	6,178	(1,683)	31,092

Other income (expense):
Interest income	156	190	301	368
Interest expense	(6,907)	(6,134)	(13,761)	(12,562)
Minority owner's interest in net loss (income)
of National Beef Packing Co., LLC	6,398	(540)	8,780	(9,160)
Minority owners' interest in net income
of Kansas City Steak, LLC	(157)	(190)	(211)	(198)
Equity in loss of aLF Ventures, LLC	(273)	(195)	(395)	(506)
Interest rate exchange agreement	27	68	105	419
Other, net	(2,956)	1,429	(2,476)	1,791

(Loss) income before taxes	(6,896)	806	(9,340)	11,244

Income tax expense	(557)	(581)	(1,095)	(1,412)

Net (loss) income	$(7,453)	225	(10,435)	9,832

Loss per unit
Basic	$(10.77)		(15.08)
Diluted	$(10.77)		(15.08)

Outstanding weighted-average units
Basic	691,845		691,845
Diluted	691,845		691,845

Pro forma amounts assuming the conversion to an LLC
is applied retroactively:

(Loss) earnings per unit
Basic	$(10.77)	0.33	(15.08)	14.21
Diluted	$(10.77)	0.32	(15.08)	13.95

Outstanding weighted-average units
Basic	691,845	691,845	691,845	691,845
Diluted	691,845	704,572	691,845	704,572

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(10,435)	9,832
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,089	11,644
Loss (gain) on disposal of property, plant and equipment	(25)	33
Minority interest	(8,609)	9,259
Write-off of debt issuance costs	3,181	-
Interest rate exchange agreement	(105)	(419)
Changes in assets and liabilities:
Accounts receivable	24,084	12,719
Due from affiliates	659	(892)
Other receivables	896	603
Inventories	1,650	4,101
Other assets	(2,457)	(322)
Accounts payable	996	(1,310)
Due to affiliates	(18)	256
Accrued compensation and benefits	(4,068)	(14,030)
Accrued insurance	1,851	(2,972)
Other accrued expenses and liabilities	2,537	(1,793)
Cattle purchases payable	(1,853)	(2,587)
Net cash provided by operating activities	20,373	24,122
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9,977)	(15,163)
Proceeds from sale of property, plant and equipment	797	520
Net cash used in investing activities	(9,180)	(14,643)
Cash flows from financing activities:
Proceeds from membership and registration fees	-	15
Proceeds from nondelivery fees	-	211
Net receipts under revolving credit lines	10,941	20,800
Borrowings of term note payable	3,594	-
Net repayments of other indebtedness	(407)	(408)
Repayments of notes payable and fees	(2,859)	(3,618)
Payments of patronage refunds	(956)	(8,370)
Change in overdraft balances	2,792	(4,164)
Partnership distributions	(3,919)	(19,375)
Net cash provided by (used in) financing activities	9,186	(14,909)
Effect of exchange rate changes on cash	25	9
Net increase (decrease) in cash	20,404	(5,421)
Cash and cash equivalents at beginning of the period	43,611	42,228
Cash and cash equivalents at end of the period	$64,015	36,807
Supplemental information:
Cash paid during the period for interest	$11,828	11,492
Cash paid during the period for taxes, net	$33	383

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 28, 2004.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

(2) Inventories

Inventories at February 26, 2005 and August 28, 2004 consisted of the following (in thousands):

	February 26, 2005	August 28, 2004
Dressed and boxed beef	$65,807	$67,801
Beef by-products	8,862	9,158
Supplies	9,643	9,003
Total inventory	$84,312	$85,962

(3) Comprehensive (Loss) Income

Comprehensive (loss) income, which consists of net (loss) income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net (loss) income	$(7,453)	$225	$(10,435)	$9,832
Other comprehensive income:
Foreign currency translation adjustments	9	2	25	9
Comprehensive (loss) income	$(7,444)	$227	$(10,410)	$9,841

(4)  Income Taxes

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, a company is not taxed on amounts of patronage and non-patronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts are instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would be taxed to the Company similar to a corporation and the patrons would be taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of being passed through to the patrons in the form of a patronage dividend.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying second quarter and year to date fiscal 2004 consolidated financial statements on a portion of its earnings for periods after August 6, 2003 to provide for such potential recharacterization of income from patronage source to non-patronage source, which may be asserted by the Internal Revenue Service.

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

(5)  Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management of NBP and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to elect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At February 26, 2005, the minority interest in National Beef, included in the minority interest in the accompanying Consolidated Balance Sheet, was revalued by an independent appraisal process, and the value was determined to be $53.4 million, which was in excess of the carrying value. Accordingly, the carrying value of the minority interest in National Beef increased by approximately $0.03 million through accretion during the thirteen weeks ended February 26, 2005, resulting in the $52.9 million carrying value at February 26, 2005.

(6) Contingencies

On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs claim damages against FNBPC in the amount of $2.39 million plus prejudgment interest, attorneys' fees and court costs.  The case was certified as a class-action matter in June of 2004.  It is now in discovery.  The Court has ordered the parties to be ready for trial on December 15, 2005, but no actual trial date has been set. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

The Company is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(7)  United States BSE Outbreak

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The U.S. beef packing industry has operated at a price disadvantage during the ban on importation of Canadian livestock.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Additionally, the opening of the U.S. border to Canadian produced boxed beef in September 2003 has negatively affected boxed beef prices.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries. In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 unless delayed by litigation, legislation or other reasons.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region included consideration of the possibility that Canada could experience additional cases of BSE.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

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

(8)  Long-Term Debt and Loan Agreements

Senior Credit Facilities

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line-of-credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Consolidated Statement of Operations during the second quarter of fiscal year 2005.

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

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).   At the election of NBP, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of February 26, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points and the interest rate for the revolving loan was equal to LIBOR plus 250 basis points.  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, NBP will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On February 26, 2005, the Company was in compliance with all financial covenants.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of NBP's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas (the City), in order to provide NBP property tax savings.  Under the transaction, the City purchased NBP's Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008 and $1.4 million in fiscal year 2009, with the balance of $13.1 million to be paid in subsequent years.

(9)  Earnings (Loss) Per Unit

Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who leased delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder's proportionate share of underlying equity in the Company.  Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings (loss) per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations, along with the pro forma amounts for the prior year for the same fiscal periods assuming the conversion to an LLC was retroactively applied.

Basic EPU excludes dilution and is computed by dividing income (loss) available to unitholders by the weighted-average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if unit options were exercised or converted into units.   Options to purchase 20,000 units for $55 were issued and outstanding for both periods.  Options were excluded from the 2005 diluted EPU calculations as the effect of their inclusion would have been anti-dilutive on the loss per unit calculation.

(In thousands, except unit and per unit data)	13 weeks ended February 26, 2005			26 weeks ended February 26, 2005
	(Loss) (Numerator)	Units (Denominator)	Per Unit Amount	(Loss) (Numerator)	Units (Denominator)	Per Unit Amount
Basic loss per unit
Loss available to unitholders	$(7,453)	691,845	$(10.77)	$(10,435)	691,845	$(15.08)
Effect of dilutive securities - unit options		-			-
Diluted loss per unit
Loss available to unitholders
including assumed conversion	$(7,453)	691,845	$(10.77)	$(10,435)	691,845	$(15.08)

	Pro Forma 13 weeks ended February 28, 2004			Pro Forma 26 weeks ended February 28, 2004
	Earnings (Numerator)	Units (Denominator)	Per Unit Amount	Earnings (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings per unit
Income available to unitholders	$225	691,845	$0.33	$9,832	691,845	$14.21
Effect of dilutive securities - unit options		12,727			12,727
Diluted earnings per unit
Income available to unitholders
including assumed conversion	$225	704,572	$0.32	$9,832	704,572	$13.95

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2004 for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Recent legal developments have increased the uncertainty of the timing of the border opening for importation of live cattle to the U.S. from Canada.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for some time.  Currently live weights of cattle being slaughtered are considerably higher than last year, implying supplies of cattle in the near term will be larger; however, until international market access is restored and live cattle are permitted from Canada, margins can be expected to be negatively impacted.

Recent Developments

Effective December 30, 2004, NBP's amended credit facility was amended and restated to reflect changes in loan amounts, interest rates and financial covenants.  In conjunction with the amendment and restatement of its credit facility, the City of Dodge City, Kansas issued $102.3 million of industrial revenue bonds at the same time that effectively results in annual property tax savings of approximately 25% on the Dodge City facility.  These transactions are more fully described in "Liquidity and Capital Resources" below.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The U.S. beef packing industry has operated at a price disadvantage during the ban on importation of Canadian livestock.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Additionally, the opening of the U.S. border to Canadian produced boxed beef in September 2003 has negatively affected boxed beef prices.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk materials (SRMs), and have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries. In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 unless delayed by litigation, legislation or other reasons.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region included consideration of the possibility that Canada could experience additional cases of BSE.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

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

Results of Operations

Thirteen weeks ended February 26, 2005 compared to thirteen weeks ended February 28, 2004

General.  Net loss for the thirteen weeks ended February 26, 2005 was $7.5 million compared to net income of $0.2 million for the thirteen weeks ended February 28, 2004, a decrease of $7.7 million.  Sales were higher in the thirteen weeks ended February 26, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 5.5%. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada continues to pressure beef margins.

Total costs and expenses as a percent of sales were 100.3% for the thirteen weeks ended February 26, 2005 compared to 99.3% for the thirteen weeks ended February 28, 2004.  Costs were higher due to a 5.5% increase in the number of cattle processed from 2004, combined with higher live cattle prices and higher average live weights.  Operating income decreased $9.4 million due to live cattle costs rising at a higher rate than boxed beef and beef product prices, and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S.

Net Sales.  Net sales were $1,026.7 million for the thirteen weeks ended February 26, 2005 compared to $932.0 million for the thirteen weeks ended February 28, 2004, an increase of $94.7 million or 10.2%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.1% combined with an approximate 5.5% increase in the number of cattle processed in 2005.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE, as well as the continued importation of boxed beef products to the U.S. from Canada.

Cost of Sales.  Cost of sales was $1,014.6 million for the thirteen weeks ended February 26, 2005 compared to $912.6 million for the thirteen weeks ended February 28, 2004, an increase of $102.0 million or 11.2%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 of 5.5%, combined with higher average live weights and higher live cattle prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.3 million for the thirteen weeks ended February 26, 2005 compared to $8.3 million for the thirteen weeks ended February 28, 2004, an increase of $1.0 million or 12.0%.  The current year reflects an increase in payroll and related expenses of $0.5 million and an increase in professional services of approximately $0.4 million due to additional services required for public reporting.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.1 million for the thirteen weeks ended February 26, 2005 compared to $5.0 million for the thirteen weeks ended February 28, 2004, an increase of $1.1 million or 22.0%.  Depreciation expense was reduced by approximately $0.9 million in the thirteen weeks ended February 28, 2004 as a result of a catch-up adjustment for estimates that had been utilized in the calculations of depreciation expense prior to the thirteen weeks ended February 28, 2004 in connection with the step-up in values of property, plant and equipment relative to assets acquired when we acquired a controlling interest in Farmland National Beef Packing Company, L.P. on August 6, 2003 and formed National Beef Packing Company, LLC.

Operating Loss/Income.  Operating loss was $3.2 million for the thirteen weeks ended February 26, 2005 compared to operating income of $6.2 million for the thirteen weeks ended February 28, 2004, a decrease of $9.4 million.  The decrease resulted from higher live cattle prices, which was partially offset by higher boxed beef and beef product prices.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and the continued importation of boxed beef products to the U.S. from Canada has resulted in compressed margins in the U.S. beef packing industry.  Operating (loss) income, as a percentage of net sales, was (0.3%) for the thirteen weeks ended February 26, 2005 and 0.7% for the thirteen weeks ended February 28, 2004.

Interest Expense.  Interest expense was $6.9 million for the thirteen weeks ended February 26, 2005 compared to $6.1 million for the thirteen weeks ended February 28, 2004, an increase of $0.8 million or 13.1%.  The increase was due primarily to higher interest rates in the thirteen weeks ended February 26, 2005 as compared to the same period in fiscal 2004.

Other, net.  Other, net non-operating expense was $3.0 million for the thirteen weeks ended February 26, 2005 compared to non-operating income of $1.4 million for the thirteen weeks ended February 28, 2004, a decrease of $4.4 million.  The thirteen weeks ended February 26, 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's existing senior credit facility, and the same period in fiscal 2004 included a $1.2 million gain received through the demutualization of a company which held annuities for NBP employees.

Income Tax Expense.  Income tax expense was $0.6 million for both the thirteen weeks ended February 26, 2005 and for the thirteen weeks ended February 28, 2004.

 Twenty-six weeks ended February 26, 2005 compared to twenty-six weeks ended February 28, 2004

General.  Net loss for the twenty-six weeks ended February 26, 2005 was $10.4 million compared to net income of $9.8 million for the twenty-six weeks ended February 28, 2004, a decrease of $20.2 million.  Sales were higher in the twenty-six weeks ended February 26, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 5.7% combined with higher average weights. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada continues to pressure beef margins.

Total costs and expenses as a percent of sales were 100.1% for the twenty-six weeks ended February 26, 2005 compared to 98.4% for the twenty-six weeks ended February 28, 2004.  Costs were higher due to a 5.7 % increase in the number of cattle processed from 2004, combined with higher average weights, partially offset by lower average live cattle prices.  Operating income decreased $32.8 million due to live cattle costs rising at a higher rate than boxed beef and beef product prices, and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S.

Net Sales.  Net sales were $2,077.4 million for the twenty-six weeks ended February 26, 2005 compared to $1,990.3 million for the twenty-six weeks ended February 28, 2004, an increase of $87.1 million or 4.4%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 at higher average weights, partially offset by a decrease in boxed beef and beef product prices of approximately 2.9%.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE as well as the continued flow of boxed beef products from Canada to the U.S.

Cost of Sales.  Cost of sales was $2,048.8 million for the twenty-six weeks ended February 26, 2005 compared to $1,931.4 million for the twenty-six weeks ended February 28, 2004, an increase of $117.4 million or 6.1%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 of 5.7%, combined with higher average live weights, partially offset by lower live cattle prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $18.3 million for the twenty-six weeks ended February 26, 2005 compared to $16.2 million for the twenty-six weeks ended February 28, 2004, an increase of $2.1 million or 13.0%.  The current year reflects an increase of approximately $1.1 million in payroll and related expenses, an increase of approximately $0.5 million in professional services (partially due to additional services required for public reporting) and an expense for state franchise taxes of approximately $0.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $12.1 million for the twenty-six weeks ended February 26, 2005 compared to $11.6 million for the twenty-six weeks ended February 28, 2004, an increase of $0.5 million or 4.3%.  The increase is attributable to assets being placed into service at our processing plants at the end of fiscal year 2004.

Operating Loss/Income.  Operating loss was $1.7 million for the twenty-six weeks ended February 26, 2005 compared to operating income of $31.1 million for the twenty-six weeks ended February 28, 2004, a decrease of $32.8 million or 105.5%.  The decrease resulted from the lower boxed beef and beef product prices due in part to the loss of key export markets closed to U.S. beef products due to BSE.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and continued flow of boxed beef products from Canada to the U.S. has resulted in compressed margins in the U.S. beef packing industry.  Operating (loss) income, as a percentage of net sales, was (0.1%) for the twenty-six weeks ended February 26, 2005 and 1.6% for the twenty-six weeks ended February 28, 2004.

Interest Expense.  Interest expense was $13.8 million for the twenty-six weeks ended February 26, 2005 compared to $12.6 million for the twenty-six weeks ended February 28, 2004, an increase of $1.2 million or 9.5%.  The increase was due primarily to higher interest rates in the twenty-six weeks ended February 26, 2005 as compared to the same period in fiscal 2004.

Other, net.  Other, net non-operating expense was $2.5 million for the twenty-six weeks ended February 26, 2005 compared to non-operating income of $1.8 million for the twenty-six weeks ended February 28, 2004, a decrease of $4.3 million.  The twenty-six weeks ended February 26, 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's existing senior credit facility, and the same period in fiscal 2004 included a $1.2 million gain received through the demutualization of a company which held annuities for NBP employees.

Income Tax Expense.  Income tax expense of $1.1 million for the twenty-six weeks ended February 26, 2005 compared to $1.4 million for the twenty-six weeks ended February 28, 2004, a decrease of $0.3 million or 21.4%.  The decrease was primarily due to the conversion from a cooperative to an LLC, offset by increased tax expense as a result of higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Liquidity and Capital Resources

As of February 26, 2005, we had net working capital of $180.9 million, which included cash and cash equivalents of $64.0 million and $0.4 million in partner and member payables. At August 28, 2004, we had net working capital of $179.9 million, which included cash and cash equivalents of $43.6 million and $3.1 million in partner and member payables. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of February 26, 2005, we had $353.6 million of long-term debt, of which $1.1 million was classified as a current liability. As of February 26, 2005, there were outstanding borrowings of $53.0 million, outstanding letters of credit of $41.6 million and available borrowings of $45.4 million under our $140.0 million amended and restated credit facility. Cash flow from operations and borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our credit facilities as of February 26, 2005.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $126.7 million and capital leases and other obligations of $0.02 million as of February 26, 2005.

 Amended Senior Credit Facility

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks. The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line-of-credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Consolidated Statement of Operations during the second quarter of fiscal year 2005.

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

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).  At the election of NBP, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of February 26, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points and the interest rate for the revolving loan was equal to LIBOR plus 250 basis points.  After the Conversion Date the interest rate for the term loan and the revolving loan is determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, NBP will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On February 26, 2005, the Company was in compliance with all financial covenants.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of NBP's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas (the City), in order to provide NBP property tax savings.  Under the transaction, the City purchased NBP's Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Capital spending through February 26, 2005 was approximately $10.0 million.  NBP expects to spend somewhat less than $30 million in total on capital expenditures during fiscal year 2005, primarily for plant expansion, renewals and improvements.

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

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended February 26, 2005 was $20.4 million compared to $24.1 million in the twenty-six weeks ended February 28, 2004, primarily the result of a decrease in net earnings in the current year period, offset by a decrease in working capital requirements.

Investing Activities

Net cash used in investing activities was $9.2 million in the twenty-six weeks ended February 26, 2005 compared to $14.6 million in the twenty-six weeks ended February 28, 2004.  This decrease in cash used was primarily attributable to $5.2 million less in expenditures for property, plant and equipment in the current year.

Financing Activities

Net cash provided by financing activities was $9.2 million in the twenty-six weeks ended February 26, 2005 compared to net cash used in financing activities of $14.9 million in the twenty-six weeks ended February 28, 2004.  The change was attributed to a $22.9 million decrease in cash distributions for member taxes and a $7.0 million increase in the overdraft balance, offset by a $9.9 million decrease in revolving credit borrowings.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008 and $1.4 million in fiscal year 2009, with the balance of $13.1 million to be paid in subsequent years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

Commodities. NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes that it can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

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

NBP sells commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, it enters into forward sales contracts at prices determined prior to shipment. While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

NBP may use futures contracts to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While NBP management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in the period of change.

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at February 26, 2005 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
February 26, 2005	within 1 year	Fair Value
Live Cattle
Futures long	-	$-
Futures short	825	460
Firm commitments purchase	-	(455)
Firm commitments sale	-	-

August 28, 2004
Live Cattle
Futures long	-	-
Futures short	55	$96
Firm commitments purchase	-	(96)
Firm commitments sale	-	-

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

The interest rate exchange agreement, which effectively resulted in converting variable-rate debt into fixed-rate debt, on USPB's CoBank term loan, terminated on January 3, 2005.  As a result, USPB is now exposed to fluctuations in interest rates.  The interest rate exchange agreement fixed the 90 day LIBOR index at 6.153%.  At February 26, 2005, the 90 day LIBOR index was 2.56%.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     For information regarding legal proceedings, see Note 6, "Contingencies" to our consolidated financial statements included in Part I- Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of members of USPB was held on January 18, 2005. Other than approval of the minutes from the previous annual meeting, the only proposal presented for member consideration at the Annual Meeting was the election of three (3) directors to serve for three-year terms expiring after the 2007 fiscal year.  The three nominees who stood for election to the Board of Directors were incumbent directors Mark Gardiner and Douglas A. Laue and new candidate Jerry Bohn.  Biographical information regarding Mr. Gardiner and Mr. Laue has previously been included in the Company's filings with the Securities and Exchange Commission.

Mr. Bohn, Pratt, Kansas. Mr. Bohn is a graduate of Kansas State University with a Bachelor's degree in Animal Sciences and Industry.  Mr. Bohn has served as the General Manager of Pratt Feeders since 1989. Pratt Feeders has a one-time capacity of 115,000 head in four feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees.  Mr. Bohn also owns and manages a 5,000 to 6,000 head cattle operation which includes grazing and finishing cattle. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. He has served as President of the Kansas Livestock Association. He has been a board member of the Kansas Beef Council, the National Cattlemen's Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA's Executive Committee and as Chairman of NCBA's Live Cattle Marketing Committee.

At the Annual Meeting, USPB's members elected each of the nominees named above to serve as directors on the Board of Directors for a term that will expire after fiscal year 2007.  The election of the slate of nominees was by a majority of the members present and voting at the Annual Meeting, expressed by a "voice" vote on the floor of the Annual Meeting.  In light of the voice vote, written balloting was not conducted, so the number of votes for and against the particular nominees is not available.

Item 5. Other Information.

     None.

Item 6. Exhibits.

(A)	Exhibits
10.1	Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to NBP's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.2	Fourth Amended and Restated Credit Agreement dated as of December 29, 2004 by and between National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to NBP's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.3(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to NBP's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.3(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to NBP's Current Report on Form 8-K filed with the Commission on January 6, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Premium Beef, LLC

By:	/s/ Steven D. Hunt
Steven D. Hunt Chief Executive Officer and Manager (Principal Executive Officer)

By:	/s/ Danielle Imel
Danielle Imel Treasurer (Principal Financial and Accounting Officer)

Date: April 12, 2005