Form 10-Q
period 2005-05-28
U. S. Premium Beef, Inc.
filed 2005-07-11
CIK 1289237

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                   (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005
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

                The Registrant's equity is not traded on an exchange or in any public market.  As of July 11, 2005, there were 691,845 Class A units and 691,845 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	May 28,	August 28,
Assets	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$42,763	43,611
Accounts receivable, less allowance for returns and doubtful
accounts of $6,393 and $5,614 in 2005 and 2004, respectively	177,442	177,614
Due from affiliates	2,704	2,873
Other receivables	3,197	4,513
Inventory	96,769	85,962
Other current assets	8,810	10,782
Total current assets	331,685	325,355
Property, plant and equipment, at cost	255,093	242,903
Less accumulated depreciation	(37,243)	(20,844)
Net property, plant and equipment	217,850	222,059
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization
of $2,931 and $1,722 in 2005 and 2004, respectively	28,830	30,039
Other assets	6,541	7,446
Total assets	$663,764	663,757
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	10,483
Cattle purchases payable	56,897	49,569
Accounts payable	40,291	39,455
Due to affiliates	456	416
Patronage refunds payable in cash	-	847
Accrued compensation and benefits	19,184	20,828
Accrued insurance	14,569	13,903
Other accrued expenses and liabilities	15,407	7,690
Distributions payable	412	2,296
Total current liabilities	148,246	145,487
Long-term liabilities:
Long-term debt, excluding current maturities	331,521	331,812
Interest rate exchange agreement	-	105
Other liabilities	4,873	5,237
Total long-term liabilities	336,394	337,154
Total liabilities	484,640	482,641
Minority interest in National Beef Packing Company, LLC and Kansas City Steak, LLC	63,075	63,108
Capital shares and equities:
Members' capital, 691,845 class A units and 691,845 class B units
authorized, issued and outstanding	65,365	-
Common stock, $0.01 par value; authorized 5,000,000 shares,
691,845 shares issued and outstanding	-	7
Cooperative members' contributed capital	-	39,531
Nondelivery fee	-	1,330
Patronage notices	50,642	-
Patronage refunds for reinvestment	-	50,752
Unallocated equity	-	26,375
Accumulated other comprehensive income	42	13
Total capital shares and equities	116,049	118,008
Total liabilities and capital shares and equities	$663,764	663,757

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,126,574	1,018,740	3,204,021	3,009,082

Costs and expenses:
Cost of sales	1,082,875	987,085	3,131,662	2,918,517
Selling, general and administrative expenses	8,953	10,429	26,505	26,034
Depreciation and amortization	6,142	5,101	18,231	16,745

Total costs and expenses	1,097,970	1,002,615	3,176,398	2,961,296

Operating income	28,604	16,125	27,623	47,786

Other income (expense):
Interest income	204	138	506	506
Interest expense	(7,330)	(6,711)	(21,793)	(19,842)
Minority owners' interest in income
of National Beef Packing Co., LLC	(9,867)	(4,944)	(1,087)	(14,104)
Minority owners' interest in net (income)
loss of Kansas City Steak, LLC	55	(12)	(156)	(210)
Equity in loss of aLF Ventures, LLC	(128)	(149)	(523)	(655)
Interest rate exchange agreement	-	124	105	543
Other, net	402	299	(2,074)	2,090

Income before taxes	11,940	4,870	2,601	16,114

Income tax expense	(843)	(941)	(1,939)	(2,353)

Net income	$11,097	3,929	662	13,761

Income per unit
Basic	$16.04		0.96
Diluted	$15.74		0.94

Outstanding weighted-average units
Basic	691,845		691,845
Diluted	705,113		705,113

Pro forma amounts assuming the conversion to an LLC is applied retroactively:

Earnings per unit
Basic	$16.04	5.68	0.96	19.89
Diluted	$15.74	5.58	0.94	19.53

Outstanding weighted-average units
Basic	691,845	691,845	691,845	691,845
Diluted	705,113	704,632	705,113	704,632

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$662	13,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,231	16,745
Loss (gain) on disposal of property, plant and equipment	(167)	123
Minority interest	1,204	14,215
Write-off of debt issuance costs	3,181	-
Interest rate exchange agreement	(105)	(543)
Changes in assets and liabilities:
Accounts receivable	172	(3,948)
Due from affiliates	169	(1,072)
Other receivables	1,316	952
Inventories	(10,807)	(9,222)
Other assets	(304)	2,404
Accounts payable	(244)	(1,507)
Due to affiliates	40	(27)
Accrued compensation and benefits	(1,644)	(10,614)
Accrued insurance	666	(2,956)
Other accrued expenses and liabilities	7,353	2,934
Cattle purchases payable	2,857	115
Net cash provided by operating activities	22,580	21,360
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(13,958)	(23,848)
Proceeds from sale of property, plant and equipment	1,312	1,208
Net cash used in investing activities	(12,646)	(22,640)
Cash flows from financing activities:
Proceeds from membership and registration fees	-	24
Proceeds from nondelivery fees	-	235
Net receipts under revolving credit lines	(9,794)	30,299
Borrowings of term note payable	3,594	-
Net repayments of other indebtedness	(428)	(455)
Payments of notes payable and fees	(3,116)	(5,434)
Payments of patronage refunds	(956)	(8,370)
Change in overdraft balances	4,220	(474)
Partnership distributions	(4,331)	(19,859)
Net cash used in financing activities	(10,811)	(4,034)
Effect of exchange rate changes on cash	29	13
Net decrease in cash	(848)	(5,301)
Cash and cash equivalents at beginning of the period	43,611	42,228
Cash and cash equivalents at end of the period	$42,763	36,927
Supplemental information:
Cash paid during the period for interest	$14,085	13,132
Cash paid during the period for taxes, net	$35	574

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

Class A Interests.  Holders of Class A interests are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of the Company's net cash flow when declared by the board of directors; to participate in the distribution of the Company's assets in accordance with their positive capital account balances if the Company dissolves or liquidates after payment of the patronage notices, and, if the holder is a member, to vote on matters submitted to a vote of the Company's members.  Holders of Class A interests are committed under Uniform Delivery and Marketing Agreements to deliver one head of cattle to the Company annually for each unit held.

Class B Interests.  Holders of Class B interests are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of the Company's net cash flow when declared by the board of directors; to participate in the distribution of the Company's assets in accordance with their positive capital account balances if the Company dissolves or liquidates after the payment of the patronage notices, and, if the holder is a member, to vote on matters submitted to a vote of the Company's members.  Holders of Class B interests have no cattle delivery commitment.

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

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes, which are our senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(2) Inventories

Inventories at May 28, 2005 and August 28, 2004 consisted of the following (in thousands):

	May 28, 2005	August 28, 2004
Dressed and boxed beef	$76,396	$67,801
Beef by-products	10,315	9,158
Supplies	10,058	9,003
Total inventory	$96,769	$85,962

 (3) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income	$11,097	$3,929	$662	$13,761
Other comprehensive income:
Foreign currency translation adjustments	4	4	29	13
Comprehensive income	$11,101	$3,933	$691	$13,774

(4)  Income Taxes

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, a company is not taxed on amounts of patronage and non-patronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts are instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would be taxed to the Company similar to a corporation and the patrons would be taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of being passed through to the patrons in the form of a patronage dividend.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying third quarter and year to date fiscal 2004 Consolidated Financial Statements on a portion of its earnings for periods after August 6, 2003 to provide for such potential recharacterization of income from patronage source to non-patronage source, which may be asserted by the Internal Revenue Service.

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At May 28, 2005, the minority interest in National Beef, included in the minority interest in the accompanying Consolidated Balance Sheet, was revalued by an independent appraisal process, and the value was determined to be $62.3 million, which closely approximated its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by a negligible amount through accretion during the thirteen weeks ended May 28, 2005, resulting in the $62.3 million carrying value at May 28, 2005.

(6) Contingencies

Schumacher v Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004.  The plaintiffs claim damages against FNBPC in the amount of $2.39 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  Opt outs were due on June 13, 2005, but the number of opt outs will not be known to the Company until plaintiffs file a report.  The case is now in discovery.  The Court has ordered the parties to be ready for trial on December 15, 2005, but no actual trial date has been set.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

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

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court have also appealed seeking to overturn the preliminary injunction.  Arguments on all these appeals will be held on July 13, 2005.  It is unknown when the Court of Appeals will issue its decision.  Trial on the merits of the case is scheduled to commence on July 27, 2005.  It is unknown when the trial court will make a decision.  These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, more than 375,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.   In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain." Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict.

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

(8)  Long-term Debt and Loan Agreements

Senior Credit Facilities

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Statement of Operations during the Company's second quarter of fiscal year 2005.

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

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).  At the election of NBP, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of May 28, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (5.8%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (5.6%).  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, NBP will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On May 28, 2005, the Company was in compliance with all financial covenants.

Effective July 7, 2005, NBP amended its existing senior credit facility with a consortium of four lenders.  The facility was amended to allow NBP to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as NBP is not in default under the facility at the time of the purchase or as a result of the purchase.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of NBP's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City (the City), Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased NBP's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to the Company for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's Consolidated Balance Sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

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

(9)  Earnings Per Unit

Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who leased delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder's proportionate share of underlying equity in the Company.  Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations, along with the pro forma amounts for the prior year for the same fiscal periods assuming the conversion to an LLC was retroactively applied.

Basic EPU excludes dilution and is computed by dividing income available to unitholders by the weighted-average number of units outstanding for the period.  Diluted EPU reflects the potential dilution that could occur if potential unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A and Class B units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A and Class B units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 units at $55 per unit for both periods as provided in the CEO employment agreement.

(In thousands, except unit and per unit data)	13 weeks ended May 28, 2005			39 weeks ended May 28, 2005
	Earnings (Numerator)	Units (Denominator)	Per Unit Amount	Earnings (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings per unit
Income available to unitholders	$11,097	691,845	$16.04	$662	691,845	$0.96
Effect of dilutive securities - unit options		13,268			13,268
Diluted earnings per unit
Income available to unitholders including assumed conversion	$11,097	705,113	$15.74	$662	705,113	$0.94

	Pro Forma 13 weeks ended May 29, 2004			Pro Forma 39 weeks ended May 29, 2004
	Earnings (Numerator)	Units (Denominator)	Per Unit Amount	Earnings (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings per unit
Income available to unitholders	$3,929	691,845	$5.68	$13,761	691,845	$19.89
Effect of dilutive securities - unit options		12,787			12,787
Diluted earnings per unit
Income available to unitholders including assumed conversion	$3,929	704,632	$5.58	$13,761	704,632	$19.53

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 26, 2004 for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Recent legal developments and the discovery of a BSE positive animal in the U.S. have increased the uncertainty of the timing of the border opening for importation of live cattle to the U.S. from Canada.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for some time.  Currently live weights of cattle being slaughtered continue higher than last year, implying supplies of cattle in the near term will be larger; however, until international market access is restored and live cattle are permitted from Canada, margins can be expected to be negatively impacted.

Recent Developments

Effective December 30, 2004, NBP's amended credit facility was amended and restated to reflect changes in loan amounts, interest rates and financial covenants.  In conjunction with the amendment and restatement of its credit facility, the City of Dodge City, Kansas issued $102.3 million of industrial revenue bonds at the same time that effectively results in annual savings of approximately 25% in property taxes on the Dodge City facility.  These transactions are more fully described in "Liquidity and Capital Resources" below.

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

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court have also appealed seeking to overturn the preliminary injunction.  Arguments on all these appeals will be held on July 13, 2005.  It is unknown when the Court of Appeals will issue its decision.  Trial on the merits of the case is scheduled to commence on July 27, 2005.  It is unknown when the trial court will make a decision.  These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, more than 375,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005, as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict.

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

Results of Operations

Thirteen weeks ended May 28, 2005 compared to thirteen weeks ended May 29, 2004

General.  Net income for the thirteen weeks ended May 28, 2005 was $11.1 million compared to net income of $3.9 million for the thirteen weeks ended May 29, 2004, an increase of $7.2 million or 184.6%.  Sales were higher in the thirteen weeks ended May 28, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 2.3%, at weights that averaged 2.0% higher than the same period in the prior year. Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended May 28, 2005 as compared to May 29, 2004.

Total costs and expenses of $1,098.0 million and $1,002.6 million, respectively, as a percent of sales were 97.5% for the thirteen weeks ended May 28, 2005 compared to 98.4% for the thirteen weeks ended May 29, 2004.  Costs were higher due to a 2.3% increase in the number of cattle processed from 2004, combined with higher live cattle prices and higher average live weights.  Operating income increased $12.5 million due to boxed beef and beef product prices rising at a higher rate than live cattle costs.

Net Sales.  Net sales were $1,126.6 million for the thirteen weeks ended May 28, 2005 compared to $1,018.7 million for the thirteen weeks ended May 29, 2004, an increase of $107.9 million or 10.6%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 7.0% combined with an approximate 2.3% increase in the number of cattle processed in 2005.

                Cost of Sales.  Cost of sales was $1,082.9 million for the thirteen weeks ended May 28, 2005 compared to $987.1 million for the thirteen weeks ended May 29, 2004, an increase of $95.8 million or 9.7%.  The increase resulted primarily from a 5.8% increase in live cattle prices combined with an increase in the number of cattle processed from 2004 of 2.3% and an increase in average live weights of 2.0%.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.0 million for the thirteen weeks ended May 28, 2005 compared to $10.4 million for the thirteen weeks ended May 29, 2004, a decrease of $1.4 million or 13.5%.   The decrease is due to a $0.5 million decrease in professional services, a $0.4 million decrease in payroll and related expenses, a $0.2 million decrease in bad debt expense and a $0.3 million decrease in marketing expense.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.1 million for the thirteen weeks ended May 28, 2005 compared to $5.1 million for the thirteen weeks ended May 29, 2004, an increase of $1.0 million or 19.6%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, at the end of fiscal year 2004 and throughout the first three quarters of fiscal year 2005.

Operating Income.  Operating income was $28.6 million for the thirteen weeks ended May 28, 2005 compared to $16.1 million for the thirteen weeks ended May 29, 2004, an increase of $12.5 million or 77.6%.  The increase resulted from higher boxed beef and beef product prices, partially offset by higher live cattle prices.  Operating income, as a percentage of net sales, was 2.5% for the thirteen weeks ended May 28, 2005 and 1.6% for the thirteen weeks ended May 29, 2004.

                Interest Expense.  Interest expense was $7.3 million for the thirteen weeks ended May 28, 2005 compared to $6.7 million for the thirteen weeks ended May 29, 2004, an increase of $0.6 million or 9.0%.  The increase was due primarily to higher interest rates on NBP's variable rate debt in the thirteen weeks ended May 28, 2005 as compared to the same period in fiscal 2004.

                Income Tax Expense.  Income tax expense of $0.8 million for the thirteen weeks ended May 28, 2005 compared to $0.9 million for the thirteen weeks ended May 29, 2004, a decrease of $0.1 million or 11.1%.  The decrease was primarily due to the conversion from a cooperative to an LLC offset by increased income tax expense as a result of higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Thirty-nine weeks ended May 28, 2005 compared to thirty-nine weeks ended May 29, 2004

General.  Net income for the thirty-nine weeks ended May 28, 2005 was $0.7 million compared to net income of $13.8 million for the thirty-nine weeks ended May 29, 2004, a decrease of $13.1 million or 94.9%.  Sales were higher in the thirty-nine weeks ended May 28, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 4.5% combined with an approximate 3.1% increase in average weights. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada pressured beef margins in the first half of fiscal 2005, but recently there has been some improvement in boxed beef prices.

Total costs and expenses as a percent of sales were 99.1% for the thirty-nine weeks ended May 28, 2005 compared to 98.4% for the thirty-nine weeks ended May 29, 2004.  Costs were higher due to a 4.5 % increase in the number of cattle processed from 2004, combined with an approximate 3.1% increase in average weights.  Operating income decreased $20.2 million primarily due to continued pressure on boxed beef and beef product prices relative to live cattle costs, and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S., especially in the first half of fiscal 2005.

Net Sales.  Net sales were $3,204.0 million for the thirty-nine weeks ended May 28, 2005 compared to $3,009.1 million for the thirty-nine weeks ended May 29, 2004, an increase of $194.9 million or 6.5%.  The increase resulted primarily from an increase in the number of cattle processed and higher average weights.  Boxed beef and beef product prices were generally pressured by the loss of key export markets closed to U.S. beef products due to BSE as well as the continued flow of boxed beef products from Canada to the U.S.

                Cost of Sales.  Cost of sales was $3,131.7 million for the thirty-nine weeks ended May 28, 2005 compared to $2,918.5 million for the thirty-nine weeks ended May 29, 2004, an increase of $213.2 million or 7.3%.  The increase resulted primarily from an increase in the number of cattle processed of 4.5% combined with an approximate 3.1% increase in average live weights.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $26.5 million for the thirty-nine weeks ended May 28, 2005 compared to $26.0 million for the thirty-nine weeks ended May 29, 2004, an increase of $0.5 million or 1.9%.  The increase is primarily due to a $0.6 million increase in payroll and related expenses, an expense for state franchise taxes of approximately $0.3 million, offset by a decrease in professional services of $0.2 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $18.2 million for the thirty-nine weeks ended May 28, 2005 compared to $16.7 million for the thirty-nine weeks ended May 29, 2004, an increase of $1.5 million or 9.0%.  The increase is largely attributable to assets being placed into service at our processing plants at the end of fiscal year 2004 and throughout the first three quarters of fiscal year 2005.

Operating Income.  Operating income was $27.6 million for the thirty-nine weeks ended May 28, 2005 compared to $47.8 million for the thirty-nine weeks ended May 29, 2004, a decrease of $20.2 million or 42.3%.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and continued flow of boxed beef products from Canada to the U.S has resulted in compressed margins in the U.S. beef packing industry for the first half of fiscal year 2005, but recently there has been some improvement in boxed beef prices.  Operating income, as a percentage of net sales, was 0.9% for the thirty-nine weeks ended May 28, 2005 and 1.6% for the thirty-nine weeks ended May 29, 2004.

                Interest Expense.  Interest expense was $21.8 million for the thirty-nine weeks ended May 28, 2005 compared to $19.8 million for the thirty-nine weeks ended May 29, 2004, an increase of $2.0 million or 10.1%.  The increase was due primarily to higher interest rates in the thirty-nine weeks ended May 28, 2005 as compared to the same period in fiscal 2004.

Other, net.  Other, net non-operating expense was $2.1 million for the thirty-nine weeks ended May 28, 2005 compared to non-operating income of $2.1 million for the thirty-nine weeks ended May 29, 2004.  The thirty-nine weeks ended May 28, 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility, and the same period in fiscal 2004 included a $1.2 million gain received through the demutualization of a company which held annuities for NBP employees.

                Income Tax Expense.  Income tax expense was $1.9 million for the thirty-nine weeks ended May 28, 2005 compared to $2.4 million for the thirty-nine weeks ended May 29, 2004, a decrease of $0.5 million or 20.8%.  The decrease was primarily due to the conversion from a cooperative to an LLC offset by increased income tax expense as a result of higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Liquidity and Capital Resources

As of May 28, 2005, we had net working capital of $183.4 million, which included $0.4 million in distributions payable, and cash and cash equivalents of $42.8 million. At August 28, 2004, we had net working capital of $179.9 million, which included $3.1 million in distributions payable and patronage refunds payable in cash, and cash and cash equivalents of $43.6 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of May 28, 2005, we had $332.6 million of long-term debt, of which $1.0 million was classified as a current liability. As of May 28, 2005, there were outstanding borrowings of $32.3 million, outstanding letters of credit of $44.0 million and available borrowings of $63.7 million under the $140.0 million revolving portion of our amended and restated credit facility. Cash flow from operations and borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under the amended and restated credit facility as of May 28, 2005.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million and term loans of $126.5 million as of May 28, 2005.

Amended Senior Credit Facility

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks. The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Statement of Operations during the Company's second quarter of fiscal year 2005.

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

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).  At the election of NBP, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of May 28, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (5.8%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (5.6%).  After the Conversion Date the interest rate for the term loan and the revolving loan is determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, NBP will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On May 28, 2005, the Company was in compliance with all financial covenants.

Effective July 7, 2005, NBP amended its existing senior credit facility with a consortium of four lenders.  The facility was amended to allow NBP to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as NBP is not in default under the facility at the time of the purchase or as a result of the purchase.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of NBP's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased the Company's Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's Consolidated Balance Sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

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

Capital spending through the thirty-nine weeks ended May 28, 2005 was approximately $14.0 million.  NBP expects to spend somewhat less than $25 million in total on capital expenditures during fiscal year 2005, primarily for plant expansion, renewals and improvements.

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

Operating Activities

                Net cash provided by operating activities in the thirty-nine weeks ended May 28, 2005 was $22.6 million compared to $21.4 million in the thirty-nine weeks ended May 29, 2004, primarily the result of a decrease in net earnings in the current year period, offset by a decrease in working capital requirements.

Investing Activities

                Net cash used in investing activities was $12.6 million in the thirty-nine weeks ended May 28, 2005 compared to $22.6 million in the thirty-nine weeks ended May 29, 2004.  This decrease in cash used was primarily attributable to $9.9 million less in expenditures for property, plant and equipment in the current year.

Financing Activities

                Net cash used in financing activities was $10.8 million in the thirty-nine weeks ended May 28, 2005 compared to net cash used in financing activities of $4.0 million in the thirty-nine weeks ended May 29, 2004.  The change was primarily attributed to a $22.9 million decrease in member and partnership cash distributions, a $5.9 million net increase in borrowings on the term note payable and other indebtedness and a $4.7 change in overdraft balances, offset by a $40.1 million difference in the thirty-nine week change of fiscal 2004 as compared to the thirty-nine week change in fiscal 2005 in revolving credit borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at May 28, 2005 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
May 28, 2005	within 1 year	Fair Value
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . .	1,121	(166)
Firm Commitments Purchase . . . . . .		177
Firm Commitments Sale . . . . . . . . .		-

August 28, 2004
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . .	55	96
Firm Commitments Purchase . . . . . .		(96)
Firm Commitments Sale . . . . . . . . .		-

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

The interest rate exchange agreement, which effectively resulted in converting variable-rate debt into fixed-rate debt, on USPB's CoBank term loan, terminated on January 3, 2005.  As a result, USPB is now exposed to fluctuations in interest rates.  The interest rate exchange agreement fixed the 90 day LIBOR index at 6.153%.  At May 28, 2005, the 90 day LIBOR index was 3.1%.

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information regarding legal proceedings, see Note 6, "Contingencies" to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     NBP may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under its senior credit facility.

 Item 6. Exhibits

(A)	Exhibits

3.1 (a)

Limited Liability Company Agreement of National Beef Packing Company, LLC, (NBP), as of August 6, 2003.  (incorporated by reference to Exhibit 3.1 (a) to NBP's Quarterly Report on Form 10-Q for the period ended May 28, 2005, filed with the Commission on July 11, 2005).

3.1 (b)

Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, (NBP) as of July 7, 2005.  (incorporated by reference to Exhibit 3.1 (b) to NBP's Quarterly Report on Form 10-Q for the period ended May 28, 2005, filed with the Commission on July 11, 2005.) .

10.1

First Amendment to Fourth Amended and Restated Credit Agreement dated as of July 7, 2005, by and among NBP, certain agents, lenders and issuers. (incorporated by reference to Exhibit 10.1 to NBP's Quarterly Report on Form 10-Q for the period ended May 28, 2005, filed with the Commission on July 11, 2005).

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
21

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

Date: July 11, 2005

