Form 10-K
period 2005-08-27
U. S. Premium Beef, Inc.
filed 2005-11-23
CIK 1289237

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant's equity is not traded on any exchange or other public market; however, there have been private transactions.  The aggregate value of the interest held by non-affiliates approximates $47.3 million, based on the weighted average of the last sales approved.  As of November 21, 2005, there were 691,845 Class A units and 691,845 Class B units outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the Risk Factors, included in Item 1. Business in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Unless the context indicates or otherwise requires, the terms "the Company", "we", "our" and "us" refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term "NBP" refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company and "USPB" refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.  As used in this report, the terms "FYE" and "fiscal year ended" refer to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.                  BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC.

Overview

U.S. Premium Beef (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB's goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding and management. U.S. Premium Beef's unitholders benefit from its supplier alliance with National Beef Packing Co., LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and losses and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in Farmland National Beef Packing Company (FNB) held by Farmland.  USPB formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. To finance the acquisition, USPB, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of FNB's management team purchased equity in NB Acquisition for $46.0 million in cash.  FNB issued $160.0 million of Senior Notes (Senior Notes), amended its credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under its amended credit facility to NB Acquisition.  Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC (NBP).  These transactions (the Acquisition) closed on August 6, 2003.

Effective August 29, 2004, the cooperative restructured into a limited liability company (the Conversion). The business of USPB, the cooperative, is being continued in the limited liability company (LLC) form of business organization.

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

Products and Production

USPB provides an integrated cattle production, processing and marketing system for the benefit of its owners and associates. As the basis of that system, USPB's owners have a guaranteed right plus an obligation (on a one head per Class A unit per year basis) to deliver cattle to USPB, pursuant to the Uniform Delivery and Marketing Agreement (See Cattle Delivery Arrangements). Cattle delivered to USPB are then delivered to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, reliable individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer investor.

We believe the primary advantage of USPB's ownership in NBP centers around USPB's ability to provide NBP with a consistent supply of quality beef from a verified source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef® product line being an example in the beef industry.

Cattle Producers' Uniform Delivery and Marketing Agreements

USPB purchases all of its cattle requirements from its owners and associates. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement. In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB.  Each delivery agreement is for a term of 10 years, with the term of the cooperative's agreements continuing following the Conversion. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

USPB was organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative's purchase of its interest in Farmland National Beef, the cooperative obtained the right, and became subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.  Under that arrangement, USPB has delivered nearly five million head of cattle to NBP for processing since it commenced deliveries.

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

Patronage Notices do not constitute units or membership interests in USPB, and holders will not be unitholders or members of USPB by virtue of holding Patronage Notices.  As was the case in the cooperative, Patronage Notices will be paid by USPB at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion.  Upon liquidation, holders of Patronage Notices will be paid before holders of Class A and Class B linked units.  Patronage Notices carry no other or additional rights.

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

Governmental Regulation and Environmental Matters

The Company is subject to federal and state regulations relating to grading of animals, quality control, labeling, sanitary control and waste disposal. However, as many of the Company's operational activities are conducted through its majority-owned subsidiary, NBP, and as USPB does not directly operate any processing facilities itself, the significant efforts with respect to governmental and environmental regulation are conducted by NBP. See Business of National Beef Packing Company, LLC - Government Regulation and Environmental Matters.

Sales, Marketing and Customers

USPB's sole customer is its majority-owned subsidiary, NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB's members are described in Business of National Beef Packing Company, LLC - Description of Business Segments.

Beef Industry, Markets and Competition

As indicated above, USPB's business activities are focused on supplying cattle produced by its owners and associates to USPB's majority-owned subsidiary, NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in Business of National Beef Packing Company, LLC - Industry Overview.

Intellectual Property

USPB owns little intellectual property because USPB's sales are transacted through NBP. However, USPB maintains a trademark on a U.S. Premium Beef logo that it uses periodically on certain, selected products.

Research and Development

USPB does not conduct any research and development activities independent of the activities of NBP.

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers' Uniform Delivery and Marketing Agreements and Payments to Owners and Associates for Cattle

USPB purchases all of its cattle requirements from its owners and associates. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement.  In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB.  Each delivery agreement is for a term of 10 years, with the terms of the cooperative's agreement continuing following the Conversion.

Cattle delivered to USPB by its owners and associates are delivered by USPB to NBP for processing (with the effect that NBP is USPB's sole customer). The resulting beef and beef products are marketed by NBP. Each owner or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

Pursuant to the Uniform Delivery and Marketing Agreement, payment for cattle is based on the individual carcass quality of cattle delivered to the Company. In addition to the payments described in this section, the cooperative paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative's taxable income and were distributed to the cooperative's shareholders and associate members in proportion to the number of cattle delivered to the cooperative by its shareholders and associate members. As a result, the patronage dividends received by the cooperative's shareholders and associate members reflect the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of units held and the respective rights of the Class A and Class B units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is the fourth largest beef processing company in the United States, accounting for 12.3% of the United States fed cattle processed in its FYE 2005. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP's products include boxed beef and beef by-products, such as hides and offal. In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP markets products to retailers, distributors, food service providers and the United States military. In FYE 2005, NBP processed in excess of three million fed cattle at its facilities and generated total net sales of $4.3 billion.  NBP's relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

Steven D. Hunt, one of NBP's three managers and the Chief Executive Officer of U.S. Premium Beef, has over 23 years of experience in the beef industry. Mr. Hunt has been an integral member of NBP's team and has helped to increase its supply of high-quality cattle by facilitating the growth of the membership base at U.S. Premium Beef.

On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in FNB held by Farmland.  U.S. Premium Beef formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. To finance the acquisition, U.S. Premium Beef, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of NBP management team purchased equity in NB Acquisition for $46.0 million in cash.  FNB issued $160.0 million of Senior Notes (Senior Notes), amended its credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under its amended credit facility to NB Acquisition.

Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC.  These transactions closed on August 6, 2003.  NBP continues to hold all of the same assets it held before the consummation of the transactions, including equity in its subsidiaries, except that concurrent with the closing of these transactions, it transferred to Farmland a 49% interest in its subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC.  After the transaction, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.  Farmland has a right to request that NBP repurchase this interest at fair market value any time from July 2006 to July 2008.   If NBP does not repurchase the interest, NBP agrees to put the entire interest up for sale.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing  approximately 24.5 billion pounds of beef in 2004.  Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.  In 2004, there were 63 federally inspected processing plants in the U.S. that each slaughtered 50,000 or more head of cattle.

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

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors' long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary seasonally and are affected by inventory levels, the production cycle, weather, feed prices and other factors.

In FYE 2005, approximately 26.3 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

BSE and Related Export Bans

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained.  The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005.  In FYE 2003, 2004 and 2005, NBP's total export sales were approximately 17%, 10% and 7%, respectively, of total net sales.

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005, but was delayed by litigation.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Mo ntana, which had continued the closure of the Canadian border to imports of live cattle. The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict.  Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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

Business Strategy

Increase Supplier Alliances.     NBP intends to continue to increase the number of high-quality cattle that it purchases from supplier alliances to increase revenue and improve profitability. The cattle NBP purchases through supplier alliances, such as its relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby NBP purchases cattle from suppliers outside of its primary supply territory. The percent of cattle NBP purchases pursuant to each of these methods fluctuates from period to period; the number of cattle NBP purchased on either a value-based formula or a secondary market basis was approximately 49% of its total cattle purchased in FYE 2005.  Based on NBP's experience and on actual results, it believes that these purchasing methods allow it to increase the percentage of high-quality cattle that it processes relative to NBP's total cattle processed.  NBP has focused on building relationships with and educating its suppliers on the mutual benefits of these purchasing methods and believes that it will be able to increase its high-quality cattle purchases utilizing these methods in the future.

Continue to Improve Operating Efficiencies.     NBP plans to continue to focus on increasing its profit margins by improving operating efficiencies and increasing processing yields. Since 1995, NBP has invested over $260 million and successfully expanded its processing facilities, creating an efficient and high volume business.

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

Competitive Strengths

Vertically Integrated Business Model.    In connection with USPB's purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, to deliver cattle annually to NBP relative to: (i) USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.  USPB's ownership of and contractual supply relationship with NBP enhances NBP's ability to deliver a consistent, high-quality, value-added product to its customers. USPB is a limited liability company and its owners and associates consist of cattle ranchers and feedlot owners and operators. In FYE 2005, USPB and its owners and associates provided NBP with approximately 19% of its total cattle requirements through the pricing grid process as more fully described in item 13. Certain Relationships and Related Transactions. NBP believes this supply relationship with USPB provides NBP with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide NBP's customers with higher margin, value-added products.

Modern and Efficient Facilities.    NBP has invested more than $260 million since 1995 to modernize its facilities, expand capacity and increase the rate at which cattle are processed. These facility upgrades and expansions have enabled NBP to more than double the number of cattle it processes. NBP management believes that its beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. At these two facilities combined, NBP process over 11,000 cattle per day. NBP believes that the efficiency improvements at these facilities have allowed NBP to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of major competitors. Furthermore, these efficiencies have helped NBP increase its market share of the United States supply of fed cattle processed from approximately 7.5% in 1997 to approximately 12.3% in 2005. NBP's two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve customers, such as Wal-Mart, in this growing niche market. In addition, its facilities are strategically located to enable NBP to source cattle and beef products efficiently and to effectively serve customers.

Significant Value-Added Product Portfolio.    NBP's value-added product portfolio consists of branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP's total value-added sales were approximately $970.9 million in FYE 2005, comprising approximately 22.4% of its total net sales. NBP's value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of NBP's profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, NBP's chilled and frozen export beef products, which primarily consist of premium cuts, had been its primary export to the international beef market, particularly to Japan. Notwithstanding the loss of export markets in Japan and South Korea for all of FYE 2005, NBP has increased its sales of value-added products by $155.6 million from FYE 2004 to FYE 2005.

Focus on Food Safety.    NBP has continually focused on food safety. Its processing facilities utilize NBP's proprietary BioLogic® Food Safety System to facilitate the production of clean, fresh, safe and high-quality beef products. Each of its processing facilities is divided into five zones that separate different stages of the production process and minimize the risk of contamination. NBP continually tests its products and facilities to track and trend the process effectiveness.

NBP believes that it is an industry leader in developing new food safety technologies. NBP is continuing to develop activated Lactoferrin (aLF) through aLF Ventures, LLC, a joint venture it founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. aLF is a new food safety technology that has been found to eliminate up to 99% of harmful bacteria found on beef products in tests conducted at California Polytechnic State University.

Supplier, Customer and Channel Diversification.    NBP's beef processing facilities are located in southwest Kansas, and its primary market area for the purchase of cattle includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 53% of the fed cattle marketed in the U.S. during 2004.  The close proximity of NBP's facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables them to develop strong working relationships with its suppliers.  Additionally, the close proximity of NBP's facilities to large supplies of cattle encourages its suppliers to tailor their production decisions to efficiently meet the demands of NBP's customers, reduces NBP's reliance on any one cattle supplier and lowers transportation costs. In FYE 2005, excluding NBP's supply arrangement with USPB, NBP's largest supplier accounted for 5.7% of total purchases and NBP's top 25 suppliers accounted for 39.7% of its total purchases.

NBP also has a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer. NBP sells products to retailers, distributors, food service providers, further processors, the United States military and through other channels. In FYE 2005, approximately 55% of NBP's total net sales were to retailers and 30% to food service providers. Across these channels, NBP serves over 800 customers, which represent most major retailers and food service providers in the U.S. In FYE 2005, no one customer represented more than 3.7% of total net sales, other than Wal-Mart and its affiliate Sam's Club, which together represented 7.0% of NBP's total net sales. NBP's top 10 customers represented 29.2% of total net sales in FYE 2005.

Experienced Management.    NBP is led by an experienced management team with, on average, over 20 years of experience in the beef processing industry. John R. Miller, Chief Executive Officer, has over 25 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within the U.S. beef processing industry. He has assembled a team of professionals, including NBP President, Timothy M. Klein, who have worked together over the past 14 years in developing NBP into a profitable and premium supplier of beef products.

Description of Business Segments

NBP reports in two business segments:  Core Beef and Other. NBP measures segment profit as operating income.

Core Beef

Products, Sales and Marketing

The majority of NBP's revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. These products accounted for approximately 89% of its revenues in FYE 2005. In addition, NBP sells beef by-products to a variety of meat, feed processing, fertilizer and pet food industries. NBP also sells cattle hides to tanners, who primarily supply the clothing and automotive industries for both domestic and international use. NBP emphasizes the sale of higher-margin, branded beef products, and markets these products under several brand names, including National Black Angus Beef™, Black Canyon® Angus Beef, Certified Premium Beef™ and Naturewell® Natural Beef.  Also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef, LLC, a wholly-owned subsidiary of the American Angus Beef Association; and Certified Hereford Beef®, a registered trademark (used with permission) of Certified Hereford Beef, LLC.

NBP's focus continues to be adding further processing, specialized cutting, packaging and other value-added components to its products that generate higher profitability. In 2001, NBP opened two state-of-the-art case-ready facilities, which enabled it to expand margins by adding value to the beef it processes. NBP's case-ready operations further process its boxed beef products, as well as third-party pork products, by trimming and cutting these products into individual portions, and in some instances injecting with a solution to tenderize and moisturize the products. These portions are then packaged, oxygenated and sealed in a plastic case to increase the shelf-life of these products by up to five times versus traditional packaging methods.

During FYE 2005, NBP sold its beef products to more than 800 customers located in 25 countries. NBP markets its beef products through several channels, including:

  national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as Sam's Club, Royal Ahold, Associated Wholesale Grocers and Sherwood Foods;

  national retailers such as Wal-Mart, who purchase a substantial portion of NBP's case-ready and branded products;

  the food service industry, including food service distributors, hotel chains and other institutional customers such as U.S. Foodservice, Sysco, and MBM Corporation;

  further processors, including Oscar-Mayer and ConAgra; and

  international markets, including China, Mexico, South Korea, Hong Kong and Thailand. Subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state, export beef products are currently limited to boxed beef products from cattle younger than 30 months to Mexico and other limited, smaller foreign markets.  Many international importers, such as Japan and South Korea (who were two of NBP's largest export markets for beef products in FYE 2003), closed their borders to U.S. edible beef products after this report of BSE. Neither Japan nor South Korea has reopened the borders yet to U.S. edible beef products, which has continued to negatively impact NBP's export sales in FYE 2005.

As of August 27, 2005, NBP's domestic sales team consisted of 26 employees. The sales office for domestic sales is located in NBP's headquarters building in Kansas City, Missouri. The sales team in this office is responsible for selling and coordinating the movement of approximately 39 million pounds of boxed beef products per week to NBP customers nationwide. This centralized sales concept allows NBP to respond quickly to customer requests for pricing and load information. NBP has also integrated the satellite tracking capabilities of refrigerated carriers into its website allowing customers to track shipments in process. While providing significant customer advantages, NBP's centralized sales concept also enables its sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

The sales office for international sales is located in Chicago, Illinois. This office coordinates all aspects of sales, pricing and shipping to all destinations outside of the United States. NBP also has two satellite offices in Japan and South Korea that assist in the coordination of sales in those regions, historically two of its largest international markets.

NBP's marketing efforts include engaging in business-to-business programming and communications to create preferences for products among its customers. In addition, NBP supports its value-added, branded beef business through in-store merchandising and feature advertising support.

Raw Materials and Procurement

NBP's primary raw material for its processing plants is live cattle. During FYE 2005, NBP obtained approximately 19% of its cattle requirements from U.S. Premium Beef and its owners and associates through the pricing grid process. During FYE 2004 and FYE 2003, NBP obtained approximately 18% and 22% of its cattle requirements from USPB. NBP's arrangement with USPB provides it with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13. Certain Relationships and Related Transactions and Note 9. Related Party Transactions to USPB's consolidated financial statements in Item 8, both of which are included in this report.  NBP also purchases cattle on a cash bid basis from its primary and secondary markets.  NBP also sponsors other, non-affiliated supplier alliances that provide it with high-quality cattle. NBP believes that it is a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view NBP more favorably than its competitors due to its vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle. During FYE 2005, approximately 1,100 suppliers provided NBP with cattle.

All of NBP's cattle suppliers are required to document the quality of their feedlot operations. Each cattle supplier must verify that its use of antibiotics or other agricultural chemicals follows the manufacturer's intended purpose. They must also confirm that they use only Food and Drug Administration (FDA) approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm that they do not use feed containing animal based protein products, which have been associated with outbreaks of BSE.  Many of NBP's producers participate in state beef quality assurance training programs and have established certification and verification practices.  These programs emphasize meeting and exceeding the FDA, USDA, Food Safety Inspection Service (FSIS) and U.S. Environmental Protection Agency (EPA) standards for food safety and further protect the nation's beef supply utilizing hazard analysis and critical control point principles.  Using guidelines established by National Cattleman's Beef Association (NCBA), beef safety and quality assurance programs are administered and audited annually by various state beef associations.  State associations certifying NBP's suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association and Nebraska Cattlemen's Association.

Processing Facilities and Operations

NBP operates a total of four beef processing facilities in the United States. NBP's Liberal, Kansas and Dodge City, Kansas facilities are geographically positioned near its suppliers to efficiently source raw materials by reducing transportation costs. Two of NBP's facilities are case-ready facilities that supply beef and pork products to its customers. NBP's case-ready facilities are located in close proximity to key customer markets resulting in decreased delivery times. NBP's case-ready facilities are also located in areas with a highly skilled and cost-effective labor force.   See Item 2. Properties in this report for further information about these facilities.

Cattle delivered to NBP's facilities are generally processed into beef products within 36 hours after arrival. Approximately 65% of the cattle processed in any week are committed to sale before the cattle are delivered to NBP's facilities. NBP processed in excess of three million fed cattle at its facilities in FYE 2005. NBP's facilities utilize modern, highly automated equipment to process and package beef products. NBP strives to maintain and enhance its facilities and has invested more than $260 million since 1995 to expand capacity and increase efficiency at its facilities. The design of NBP's facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, NBP has placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit NBP's employees.  All expansions are reviewed by internal personnel, including NBP's Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  NBP's facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

NBP distributes beef products domestically directly from its processing facilities and case-ready facilities. NBP utilizes its subsidiary National Carriers and third party carriers to deliver products to its customers.

Other

Products, Sales and Marketing

NBP also sells beef products through its portion control business, Kansas City Steak Company, in which NBP has an approximate 75% interest. Kansas City Steak Company provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC Channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, FNB acquired National Carriers, a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; and Denison, Iowa.  National Carriers currently operates approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  For further information regarding this relationship, see Note 8. Related Party Transactions to NBP's consolidated financial statements in Item 8.

Raw Materials and Procurement

NBP's primary raw material for its portion control processing facility is boxed beef.  Approximately 30% of its boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased. The balance of NBP's raw material is purchased at its discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under NBP's contracts.   NBP periodically conducts comprehensive cutting tests of potential suppliers' boxed beef to determine composition and quality.

Processing Facilities and Operations

NBP has a portion control facility in Kansas City, Kansas, which processes trimmed and cut individual portions for sale through Kansas City Steak Company.  See Item 2. Properties in this report for further information about this facility. National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to NBP's beef processing facilities in those locations, enabling NBP to efficiently transport product by reducing transportation costs.   National Carriers also has an office in Denison, Iowa, and administrative offices located in Kansas City, Missouri.

Food Safety

NBP remains committed in the area of food safety by continuing to develop activated Lactoferrin through aLF Ventures, LLC, a joint venture NBP founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. aLF is an activated form of Lactoferrin, a naturally occurring milk protein that has been shown to prevent harmful bacteria from attaching and growing on the surface of beef. In tests conducted at California Polytechnic State University, it was shown that aLF was effective in providing a high level of protection on fresh beef products from more than thirty different strains of harmful bacteria, including E. coli 0157:H7, Salmonella, Campylobacter, radiation-resistant strains and other pathogens.  aLF Ventures, LLC has an exclusive worldwide license to use aLF for food safety purposes on meat, dairy, produce and animal feed products.  aLF Ventures, LLC may not be able to commercially develop aLF into a product capable of achieving future revenues.  NBP has an approximately 24% interest in aLF Ventures, LLC.

NBP's food safety efforts incorporate a comprehensive network of leading technology that minimizes the risks involved in beef processing. NBP's proprietary BioLogic® Food Safety System promotes the production of clean, fresh, safe, high-quality beef products. The BioLogic® Food Safety System is an integrated company philosophy that helps to establish new principles in food safety. The BioLogic® Food Safety System divides NBP's production facilities into five zones based on the potential for microbial contamination during the processing procedures that take place in each zone. Within each of the five zones, BioLogic® employs its "Test, Track and Treat" approach, which provides on-going testing in each of the zones, effective tracking of the results of such tests and continuous treatments throughout the facilities. The Test, Track and Treat approach includes preventative measures such as equipment sterilization, hygiene, temperature control and ongoing testing to greatly reduce contamination risks.

Intellectual Property

NBP holds a number of trademarks and domain names that it believes are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic®, Food Safety System, Black Canyon® Angus Beef, Naturewell™ Natural Beef and Leading the Way in Quality Beef™. NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which NBP sells products. Currently, NBP has a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP's products compete with a large number of other protein sources, including pork and poultry, but NBP's principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Inc., Swift & Company and Smithfield Foods, Inc. NBP management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of NBP's competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 27, 2005, NBP had approximately 6,700 employees. Approximately 2,700 of NBP's employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. NBP considers its relations with its employees and the United Food and Commercial Workers International Union to be good.

Government Regulation and Environmental Matters

NBP's operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the FDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of products, including food safety standards. Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing. NBP immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. The rule dealt with three Interim Regulations that prohibit the slaughter of non-ambulatory disabled cattle, require the description and removal of SRMs that are considered to be inedible, and restrict the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal. NBP continues to work closely with the USDA and any regulatory agencies to ensure that its operations comply with all applicable food safety laws and regulations.

Wastewater, stormwater, and air discharges from NBP's operations are subject to extensive regulation by the EPA and other state and local authorities. NBP's Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  NBP has an Environmental Compliance Management System (ECMS) in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to its operations.  NBP has a Compliance Calendar System in place at its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities.  Through the implementation of the ECMS system, NBP has identified violations of the Kansas Air Quality Law and implementing regulations at its Dodge City, Kansas and Liberal, Kansas facilities.  NBP has reported these violations to the Kansas Department of Health and Environment (KDHE) and Region VII of the EPA.  These violations have been resolved through settlement agreements with KDHE without material costs to the company.  NBP's Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

All of NBP's facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  Agreements are in effect for NBP's Dodge City, Kansas and Moultrie, Georgia facilities that will continue unless amended or revoked pursuant to their terms.  NBP holds a permit for its Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.  NBP does not expect material costs in the continuation of these agreements and permit.  Stormwater discharges from NBP's Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are regulated pursuant to general permits issued by the states of Pennsylvania and Georgia, respectively.  The Pennsylvania general permit expires on June 30, 2006.  NBP's coverage under the Georgia general permit expired on May 31, 2003.  NBP anticipates coverage under a new general permit, which was issued by the Georgia Environmental Protection Division, but has been stayed pending resolution of two appeals of the permit.  NBP's coverage is anticipated to begin when the permit becomes final after resolution of the appeals.  Thereafter, NBP expects these permits to be reissued by the respective states, and does not expect material costs in securing coverage under such permits.  NBP's Dodge City, Kansas facility has filed a notice of intent to be subject to the Kansas General Permit for Stormwater Discharges when promulgated.  Its Liberal, Kansas facility discharges stormwater to the publicly owned treatment works and thus has not been required to file a notice of intent.  NBP's Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from NBP own wells.  NBP holds public water supply permits for its Dodge City, Kansas and Liberal, Kansas facilities that do not have expiration dates.

NBP is also subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes it generated have been disposed.  NBP's Dodge City, Kansas and Liberal, Kansas facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at the Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by NBP's Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  NBP is not aware that it has any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  NBP's plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

NBP's domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, unless otherwise agreed to by its livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold its cash livestock purchases in trust for its livestock suppliers until they have received full payment of the cash purchase price. As of August 27, 2005, NBP has secured a bond of $25.7 million to satisfy these requirements.  The bond is supported by a $12.5 million letter of credit.

From time to time NBP receives notices from regulatory authorities and others asserting that NBP is not in compliance with some laws and regulations. In some instances, litigation ensues.  NBP is currently in receipt of one such notice from the Bureau of Immigration and Customs Enforcement (BICE) that it does not believe will result in material liability, if any.  In May 2003, NBP received a request for information from BICE regarding the immigration status of its employees, and it has provided BICE with all requested information.  No fines or penalties have been suggested or discussed.

We believe that we currently are in substantial compliance with all governmental laws and regulations and maintain all material permits (other than the stormwater permit for our Moultrie, Georgia facility discussed previously) and licenses relating to our operations.  We are not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

RISK FACTORS

As described throughout this document, USPB's business involves the operation of an integrated cattle processing and beef marketing enterprise in which USPB's owners and associates supply cattle that are processed at the facilities owned and operated by USPB's majority-owned subsidiary, National Beef Packing Co, LLC.  NBP markets and distributes the beef and beef products produced from both cattle supplied by USPB's owners and associates and other cattle purchased by NBP from other sources.  The financial results of NBP's operations therefore are the single largest influence on USPB's financial performance.  Consequently, those factors and risks that impact the performance of NBP's business have a direct and immediate influence on USPB's performance.  However, there are also some risks that are unique to USPB.  This Risk Factors section is divided into two parts, with one subsection focusing on the risk factors that influence the performance of NBP and another subsection discussing certain risk factors that are directly applicable to USPB itself.

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

NBP has a significant amount of debt.  As of August 27, 2005 NBP had $308.8 million of long-term debt, none of which was classified as a current liability.  As of August 27, 2005, NBP's amended and restated credit facility consisted of a $120.0 million term loan, of which $120.0 million was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15.0 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on the amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, and operating lease commitments of $35.0 million as of August 27, 2005.  See  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NBP's substantial debt could:

  make it difficult for NBP to satisfy its obligations, including making interest payments on the exchange notes and on other debt obligations;

  limit NBP's ability to obtain additional financing to operate its business;

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

NBP may incur significant additional debt in the future. The terms of the indenture governing NBP's senior notes permit it to incur additional debt in the future and its amended credit facility permits additional borrowings under certain circumstances. As of August 27, 2005, NBP had approximately $74.1 million of availability under the most restrictive financial covenant calculations in its amended and restated credit facility. NBP may borrow funds to fund its capital expenditures and working capital needs. NBP also may incur additional debt to finance future acquisitions.

Restrictive covenants under NBP's amended and restated credit facility and the indenture will limit its ability to operate its business.

NBP's amended and restated credit facility and the indenture governing NBP's senior notes, contain, among other things, restrictive covenants that will limit NBP's and its subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The indenture and NBP's amended and restated credit facility restrict, among other things, NBP's ability and the ability of its subsidiaries to:

  incur additional indebtedness or issue guarantees;

  create liens on NBP's assets;

  make distributions on or redeem equity interests;

  make investments or acquisitions;

  make restricted payments;

  create or permit restrictions on the ability of NBP's restricted subsidiaries to pay dividends or make other distributions to NBP;

  issue or distribute capital stock of its subsidiaries;

  enter into transactions with affiliates;

  enter into sale and leaseback transactions;

  engage in unrelated business activities;

  transfer or sell assets; and

  engage in mergers, consolidations or sell substantially all of NBP's assets.

In addition, NBP's amended and restated credit facility requires NBP to meet specified financial ratios and tests. These ratios and tests could have an adverse effect on NBP's business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund its operations. Events beyond NBP's control, including changes in general business and economic conditions, may affect its ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the senior notes or NBP's amended and restated credit facility.

NBP may not meet those ratios and tests and its lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under NBP's amended and restated credit facility and any resulting acceleration under NBP's amended and restated credit facility may result in a default under the indenture governing the senior notes. If an event of default under NBP's amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under the senior notes. NBP's assets or cash flow may not be sufficient to repay in full its outstanding debt, including the senior notes.

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

  economic, industry and competitive conditions;

  operating difficulties, increased operating costs or pricing pressures NBP may experience; and

  delays in implementing any strategic projects.

NBP's margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of its control.

NBP's margins are dependent on the price at which its beef products can be sold and the price it pays for its raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for other protein products, such as pork and poultry. For example, beginning in March 2002, a month-long Russian trade embargo on chicken imported from the United States had the effect of increasing chicken supplies in the United States, which put downward pressure on demand and prices for red meat products.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as SRMs, have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.  Smaller export markets have reopened their borders to U.S. beef; however, with the June 2005 announcement by the USDA of a second confirmed case of BSE in the U.S. there is further uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

The supply and market price of the livestock that constitute NBP's principal raw material and represent the substantial majority of its cost of goods sold are dependent upon a variety of factors over which it has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather and livestock diseases.  Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall fed cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on our future margins.

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

Other than existing arrangements with APC, Inc. and the United States military, NBP generally does not have long-term sales arrangements with customers and, as a result, the prices at which it sells products to them are determined in large part by market forces. NBP's customers, including those with which it has long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of its key customers, a significant decline in the number of orders from one or more of its key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on its business, financial condition or results of operations.

Wal-Mart's failure to continue purchasing from NBP could have a material adverse effect on NBP's sales.

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover NBP's sales to Wal-Mart's affiliate Sam's Club, represented approximately 5% of NBP's total net sales in FYE 2005. NBP's agreement with Wal-Mart expired on January 31, 2004 and NBP has not entered into a new agreement. If Wal-Mart does not continue to purchase from NBP, it could have a material adverse effect on NBP's sales.

NBP is subject to extensive governmental regulation and any noncompliance with, or changes in applicable requirements, could adversely affect NBP's business, financial condition, results of operations and cash flows.

NBP's operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of its products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of environmental laws and regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. Failure to comply with applicable laws and regulations could subject NBP to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of NBP's products or seizures of its properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase NBP's costs and limit its business operations.

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

Some of NBP's facilities have been in operation for many years. During that time, NBP and previous owners of these facilities have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at these facilities, including adjacent properties. The discovery of previously unknown contamination of property underlying or in the vicinity of NBP's present or former properties or manufacturing facilities and/or waste disposal sites could require it to incur material unforeseen expenses. Occurrences of any of these events may have a material adverse effect on NBP's business, financial condition, results of operations and cash flows.

NBP's international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

In FYE 2005, exports, primarily to China, Mexico, South Korea, Hong Kong, and Thailand accounted for approximately 7% of NBP's total net sales. NBP's international activities expose it to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

For example, on December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  While exports of some beef products commenced once again to Mexico in April 2004, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  In June 2005, the USDA announced a second confirmed case of BSE in the U.S., furthering uncertainty as to whether or when additional markets may reopen, and whether or when existing markets may close.  Thus far, the effect of resumed export of beef products to limited, smaller export markets has been marginal on the U.S. beef industry. Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.

Other risks associated with NBP's international activities include:

  changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which NBP operates;

  exchange controls;

  changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

  potentially negative consequences from changes in regulatory requirements; and

  international conflict, including terrorist acts, which could significantly impact NBP's financial condition and results of operations.

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

NBP has approximately 6,700 employees worldwide. Approximately 2,700 employees at its Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. A labor-related work stoppage by these unionized employees could limit NBP's ability to process and ship products or increase its costs, which could adversely affect its results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at NBP's non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect its results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP's locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The consolidation of NBP's retail and foodservice customers may put pressures on its operating margins.

In recent years, the trend among NBP's retail and foodservice customers, such as supermarkets, warehouse clubs and foodservice distributors, has been towards consolidation. These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on NBP with respect to pricing terms, product quality and new products. As NBP's customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If NBP does not negotiate favorable terms of sale with its customers and implement appropriate pricing to respond to these trends, or if it loses its existing large customers, NBP's profitability could decrease.

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

Risk Factors Associated with USPB

U.S. Premium Beef sells all of the cattle provided by its owners and associates to National Beef Packing Company, LLC and does not have arrangements for alternative markets for its owners and associates cattle.

USPB's sole customer for the cattle provided by USPB's owners and associates is National Beef Packing Company, LLC.   Given USPB's ownership of a majority interest in NBP, USPB has not developed alternative customers for the cattle provided by USPB's owners and associates.  If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB's owners and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB's owners and associates that would permit USPB to reduce the number of cattle acquired from owners and associates and sold to NBP.  While such provisions would mitigate harm to USPB, it is likely that the value of the Class A and Class B linked units and the associated delivery rights held by USPB's owners would be impaired.

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

The restructuring of the cooperative to become an LLC was a taxable event for both the cooperative and its shareholders. The tax consequences to the cooperative depended on the value of its assets and apportionment of the value among specific assets, both of which involved risks described in the following risk factors.

The shareholders recognized gain or loss depending on when and how their shares in the cooperative were acquired. The amount depended on the value of the cooperative's assets, net of liabilities, and customary discounts allowed, both of which involved valuation risks described in the following risk factors. The taxable gain or loss that was recognized depended on whether the value of the Class A and Class B linked units received in the restructuring for those shares was greater or less than the tax basis in the common stock of the cooperative. If the shares were purchased in the cooperative's initial stock offerings, they had a gain on this portion of the restructuring. Values were subject to closing date adjustments and the possibility of future challenges by the Internal Revenue Service.

The intended tax treatment of the restructuring is subject to the possibility of future challenges by the Internal Revenue Service that could have adverse consequences for the LLC, as the successor to the cooperative's obligations, and to the unitholders.

The board of directors and senior management relied on an appraisal that is not binding on the Internal Revenue Service.

In evaluating the tax consequences of the restructuring, USPB has relied, in part, on the appraisal prepared by American Appraisal Associates. Their appraisal is not binding on the Internal Revenue Service. There is a risk that the Internal Revenue Service might determine that the Company or the cooperative's shareholders at the point of restructuring must recognize additional taxable income or gain for federal income tax purposes.

The Internal Revenue Service could also challenge other aspects of the restructuring that could materially adversely affect the LLC and its unitholders.

In addition to challenging the overall valuation of the cooperative and the LLC units received in the restructuring, the Internal Revenue Service might also challenge:

  the cooperative's apportionment of values to specific assets and the treatment of the resulting gains or losses as capital gain or loss or ordinary income or loss;

  the treatment of the restructuring as a constructive distribution of specific assets rather than as a distribution of interests in the LLC. There are anti-netting rules that may become operative if these challenges are mounted by the IRS. Specifically, the cooperative's capital losses cannot be offset against any income other than capital gains and, likewise, patronage losses cannot be offset against  nonpatronage income or gain; and

  the tax treatment of the cooperative's patronage notices that became obligations of the LLC is uncertain and the IRS could challenge the intended treatment of the patronage notices in calculating the shareholders' gain or loss on the restructuring.

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

USPB believes that the LLC will be treated as a partnership for federal income tax purposes. This means that the LLC will pay no federal or state income tax and unitholders will pay tax on their share of the LLC's net income. However, the LLC would become taxable as a corporation if it elects corporate tax status or if it is treated as a publicly traded partnership because of the manner in which units are transferred. The LLC's taxable income each year will depend in part on the depreciation, amortization and other cost recovery of the tax basis of its assets. The LLC's initial aggregate basis will be based on the fair market value of assets deemed to be received by the members in the restructuring. However, the method of apportioning basis to specific LLC assets is uncertain, and the IRS could challenge the apportionment of basis to specific assets so as to increase the allocation to longer lived assets or assets that cannot be depreciated or amortized. This generally would defer the timing of some of the LLC's depreciation, amortization or other cost recovery deductions. The patronage notices for which the LLC became obligated in the restructuring are expected to have a face value substantially in excess of their negative present value that was used in valuing the liquidating distribution deemed to be received by the shareholders. It is expected that capital loss deduction will be available to the LLC, and therefore to its unitholders, when cumulative payments made by the LLC to the holders of the patronage notices exceed their restructuring date negative present value. Because of the lack of controlling legal authority on this issue, the IRS could challenge the capital loss deduction. Also, limitations on the deductibility of capital losses could reduce or eliminate the benefit of the deduction.

Failure to achieve and maintain effective internal controls could have a material adverse effect on USPB's business, operating results and financial condition.

The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent auditors addressing these assessments. This process is both costly and challenging.  During the course of testing the Company may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for the Company to produce reliable financial reports and are important to helping prevent financial fraud.  If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and its business, results of operation and financial condition could be adversely affected.

USPB depends on the service of key senior management personnel, the loss of which could materially harm its business.

USPB's success will depend, in part, on the efforts of its key senior management personnel. The market for qualified personnel is competitive and USPB's future success will depend on its ability to attract and retain these personnel. USPB does not have long-term employment agreements with most of its senior management. USPB may not be able to negotiate either new contracts or renewals of any existing long-term employment agreements on terms favorable to USPB or at all. The loss of the services of any of USPB's key senior management personnel or the failure to attract and retain highly skilled personnel in the future could have a material adverse effect on its business, results of operations and financial condition.

ITEM 2.                  PROPERTIES

USPB's corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri, in proximity to the corporate offices of NBP.  The Company leases its office space from HDP - Kansas City, LLC, with offices at c/o Kessinger/Hunter & Co., 2600 Grand Blvd., Suite 700, Kansas City, Missouri 64108.

NBP owns its Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities. It leases its headquarters facility in Kansas City, Missouri, its Kansas City Steak Company processing facility in Kansas City, Kansas and its case-ready facility in Moultrie, Georgia. NBP also leases its offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Tokyo, Japan and Seoul, South Korea.  NBP's amended and restated credit facility is secured by a first priority lien on substantially all of its assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	5,700 head
Case-Ready Facilities:
Hummels Wharf, Pennsylvania	101,000 pounds
Moultrie, Georgia	153,000 pounds
Portion Control Facility:
Kansas City, Kansas	38,500 pounds

ITEM 3.                  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 12. Legal Proceedings to our consolidated financial statements included in Item 8 of this report.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of November 21, 2005, there were 436 record holders of Class A and Class B interests.  There have been no sales of the linked combination of Class A and Class B units since the end of the fiscal year.  During the first quarter of the fiscal year ended August 27, 2005, the sales price for the linked combination of one Class A unit and one Class B unit ranged from $55.00 to $172.00, while sales prices during the second quarter of the fiscal year ranged from $55.00 to $175.00.  During the third quarter of the fiscal year, sales prices for the linked combination of one Class A unit and one Class B unit ranged from $152.50 to $170.00.  During the fourth quarter of the fiscal year, sales prices for the linked combination of one Class A unit and one Class B unit ranged from $60.00 to $170.00.  However some of the sales that occurred during the fiscal year were not sales at arms length and, therefore, the sales price ranges disclosed above are not necessarily indicative of the market value of the units during the periods in question.

USPB made a cash distribution on December 22, 2004 of approximately $1.2 million to help offset the potential tax liability to unitholders due to the conversion from a cooperative to a limited liability company.  The payment of cash dividends are made only from assets legally available for that purpose and depend on the Company's financial condition, results of operations, and other factors then deemed relevant by USPB's board of directors.  Cash distributions are paid to the interest holders of Class A and Class B units at the discretion of the board of directors and  to the extent permitted by USPB's senior lenders.  See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Patronage dividends of $2,118,532 and $20,923,789 were allocated to the cooperative's patrons for FYE 2004 and FYE 2003 earnings, respectively.  Approximately forty-five percent of the FYE 2004 patronage dividend was paid in cash and the remaining approximate fifty-five percent was retained as patronage refunds for reinvestment.  Forty percent of the FYE 2003 patronage dividend was paid in cash and the remaining sixty percent was retained as patronage refunds for reinvestment.   Patronage refunds for reinvestment, known as patronage notices in the LLC, will be paid by the LLC at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion.   In addition, in the event of liquidation of the LLC, any patronage notice amounts that had not been paid previously would be entitled to be paid after the debts and liabilities of the LLC had been paid, but prior to any distributions based on ownership of units in the LLC.

USPB did not sell any equity securities during FYE 2005 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected data presented under the captions "Statement of Operations Data" and "Selected Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended August 27, 2005 are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG LLP, independent registered public accountants. The consolidated financial statements as of August 27, 2005 and August 28, 2004 and for each of the years in the three-year period ended August 27, 2005, and the report thereon, are included elsewhere in this document. The selected data should be read in conjunction with the consolidated financial statements for the year ended August 27, 2005, the related notes and the independent auditors' report.

      Historical per share data has been omitted because, under the cooperative structure, earnings of the cooperative are distributed as patronage dividends to members and associate members based on the level of business conducted with the cooperative as opposed to common stockholder's proportionate share of underlying equity in the cooperative. Pro forma per unit data has been included below because as an LLC, the restructured entity will, beginning in FYE 2005, make distributions to its unitholders based on their proportionate share of the underlying equity in the Class A and Class B linked units, 33% and 67%, respectively, as opposed to the level of business conducted with the LLC. The pro forma per unit data gives effect to the exchange of one Class A unit and one Class B unit of the newly formed LLC for each share of common stock of the cooperative, effective August 29, 2004. Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B linked units may be issued, redeemed, and transferred separately.

As described in Note 1 to the consolidated financial statements under Item 8. Financial Statements and Supplementary Data, USPB acquired a controlling interest in NBP on August 6, 2003 and since that date has consolidated the results of NBP in its consolidated financial statements.  As a result of the acquisition of a controlling interest in NBP, a new basis of accounting was established for NBP on the date of acquisition.  Prior to August 7, 2003, USPB accounted for its interest in FNB under the equity method of accounting.  For these reasons the financial position and operating results after the Acquisition are not comparable with those before the Acquisition.

The following table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Years Ended (1)

	August 27, 2005	August 28, 2004	August 30, 2003	August 31, 2002	August 25, 2001
	(In millions, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$4,338.9	$4,093.5	$871.8	$697.4	$572.4
Costs and expenses:
Cost of sales	4,229.9	3,973.7	853.6	697.4	572.4
Selling, general & administrative	34.0	34.8	5.7	3.6	2.6
Depreciation and amortization	24.4	21.2	2.1	-	-
Operating income (loss)	50.6	63.8	10.4	(3.6)	(2.6)
Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.	(8.5)	(19.4)	(4.9)	-	-
Equity in income from Farmland National
Beef Packing Co.	-	-	22.6	20.3	21.2
Interest income	0.7	0.7	0.2	0.3	0.9
Interest expense	(29.0)	(26.6)	(2.4)	(0.7)	(3.2)
Interest rate exchange agreement	0.1	0.6	-	(1.0)	(1.2)
Other, net	(5.3)	-	(1.7)	0.5	0.1
Total other (expense) income	(42.0)	(44.7)	13.8	19.4	17.8
Net income	$8.6	$19.1	$24.2	$15.8	$15.2

Selected Balance Sheet Data:
Cash and cash equivalents	$54.4	$43.6	$42.2	$16.1	$14.3
Total assets	$656.1	$663.8	$641.2	$107.2	$128.4
Long-term debt, less current maturities	$314.0	$331.8	$312.7	$8.2	$28.1
Minority interest	$65.0	$63.1	$54.0	$-	$-
Capital shares and equities	$124.0	$118.0	$98.4	$82.4	$76.5

Common shares outstanding	-	691,845	691,845	691,845	691,845
Class A and Class B Linked Units Outstanding	691,845	-	-	-	-

Per Linked Unit Data:
Earnings Per Unit
Basic	$12.49
Diluted	$12.25

Outstanding weighted-average units
Basic	691,845
Diluted	705,063

Proforma amounts assuming the conversion to
an LLC is applied retroactively:
Earnings Per Unit
Basic	$12.49	$27.60	$35.02	$22.78	$21.90
Diluted	$12.25	$27.10	$34.43	$22.45	$21.64

Outstanding weighted-average units
Basic	691,845	691,845	691,845	691,845	691,845
Diluted	705,063	704,748	703,761	701,844	700,201

(1)  Our fiscal year ends on the last Saturday in August.  Fiscal year ended 2002 consisted of 53 weeks.  All others consisted of 52 weeks.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1. Business - Risk Factors, Disclosure Regarding Forward-Looking Statements and elsewhere in this report.

Overview

USPB was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires.

On December 1, 1997, the cooperative became operational by acquiring 25.4966% of FNB, a partnership owned by the cooperative and Farmland Industries, Inc. (Farmland). The cooperative acquired an additional 3.29% partnership interest in February 1998, bringing its ownership to 28.7866% of FNB. Farmland then owned the remaining 71.2134%.

On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. Provisions of FNB's operating agreement and its financing agreement restricted partners' access to FNB's assets. In the fourth quarter of fiscal year 2003, as a result of the acquisition of Farmland's interest by the cooperative and others, as more fully described below, the cooperative acquired a controlling interest in the former FNB, now NBP, and the assets, liabilities and operating results of NBP are consolidated with those of USPB effective August 7, 2003. Prior to the acquisition date, the cooperative accounted for its 28.7866% non-controlling interest in FNB under the equity method of accounting.

In connection with the cooperative's purchase of its interest in FNB, the cooperative obtained the right, and became subject to the obligation to deliver cattle annually to NBP  relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.   The price received for cattle is based upon a price grid determined by USPB  and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as the USPB is an owner in NBP. Cattle delivered by USPB are processed in NBP's two processing plants.

USPB acquires all its cattle requirements from its owners and associates. Under Uniform Delivery and Marketing Agreements, owners are obligated to deliver a designated number of cattle to USPB during specified delivery periods, as defined. The agreements are for a term of ten years and provide for minimum quality standards, delivery variances, and termination provisions, as defined. Cattle acquired pursuant to the agreements are concurrently sold to NBP pursuant to the cattle purchase agreement. Sales transactions are based upon prevailing cash market prices, and purchases are on terms no less favorable to NBP than would be obtained from an unaffiliated party.

On June 12, 2003, the cooperative entered into an agreement with Farmland to acquire all of the partnership interests in FNB held by Farmland, which approximated 71.2%. As a result of this acquisition, the cooperative gained voting control of FNB and converted it to a limited liability company, National Beef Packing Company, LLC, under Delaware law. These transactions (the Acquisition) closed on August 6, 2003. NBP assumed both the Uniform Delivery and Marketing Agreements and the cattle purchase agreement. NBP continues to hold all of the same assets its predecessor held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Acquisition, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC. From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in NBP aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company.  Following the effective date of the merger and the statutory conversion, the business of the cooperative was continued in the limited liability company form of business organization.

NBP is the fourth largest beef processing company in the United States. In FYE 2005, NBP accounted for approximately 12.3% of the fed cattle processed in the United States. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP's products include boxed beef and beef by-products, such as hides and offal. In addition, they sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP markets its products to retailers, distributors, food service providers and the United States military. The relationship between the USPB and NBP facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

The 2003 results discussed below include the historical results of FNB as an equity investment using the equity method of accounting for the periods prior to the Acquisition from September 1, 2002 through August 6, 2003. For the periods subsequent to the Acquisition, the operating results of NBP have been consolidated and intercompany transactions eliminated. This new basis of accounting was established on the date of the closing of the Acquisition (see description of the Acquisition in Note 1 of our consolidated financial statements), and, therefore, the financial position and operating results after the Acquisition are not comparable with those before the Acquisition. As a result, we have provided an overview of the operations of NBP (formerly FNB) below to provide a better understanding of the impact that our ownership in NBP (approximately 53.2% for the 24 days ended August 30, 2003 and thereafter, and approximately 28.8% for the period prior to August 7, 2003) had on our operations.

As a result of the Acquisition and resulting consolidation of NBP, there were significant increases in the year of the Acquisition to the Company's consolidated assets, liabilities and expenses in comparison to prior periods. The Company's assets increased by 405%, with debt increasing by 3,800% and liabilities other than debt increasing by 726%. The Company's revenues for the 2003 fiscal year increased by approximately 469% in comparison to the prior year.

The following table presents the historical consolidated statements of operations data expressed in millions of dollars for NBP (formerly FNB) for the periods indicated:

	Successor	Successor		Successor	Predecessor
					Farmland
	National Beef	National Beef		National Beef	National Beef
	Packing	Packing		Packing	Packing
	Company, LLC	Company, LLC		Company, LLC	Company, L.P.
	and	and		and	and
	Subsidiaries	Subsidiaries	Combined	Subsidiaries	Subsidiaries
	52 Weeks	52 Weeks	364 Days
	Ended	Ended	Ended	24 Days Ended
	August 27,	August 28,	August 30,	August 30,	340 Days Ended
(in millions)	2005	2004	2003	2003	August 6, 2003

Net sales	$4,338.9	$4,093.5	$3,661.4	$282.8	$3,378.6

Costs and expenses:
Cost of sales	4,229.9	3,973.7	3,515.7	264.8	3,250.9
Selling, general & administrative	30.5	29.6	26.5	2.1	24.4
Depreciation and amortization	24.4	21.2	20.3	2.0	18.3

Operating income	54.1	69.0	98.9	13.9	85.0

Other income (expense):

Interest income	0.4	0.6	0.5	-	0.5
Interest expense	(28.6)	(25.9)	(7.3)	(1.7)	(5.6)
Other, net	(5.1)	0.3	(3.1)	(1.7)	(1.4)
Total other expense, net	(33.3)	(25.0)	(9.9)	(3.4)	(6.5)

Net income	$20.8	$44.0	$89.0	$10.5	$78.5

The combined consolidated statement of operations data for the 364 days ended August 30, 2003 includes the results of Farmland National Beef Packing Company, L.P. for the 340 days ended August 6, 2003 and the results of National Beef Packing Company, LLC for the 24 days ended August 30, 2003. The results have been combined for the 364 day period to facilitate comparison. The results of operations for the 24 days ended August 20, 2003 are within a period for which demand for beef products was at a seasonally high level.

The net income for the FYE 2005 was $20.8 million compared to $44.0 million for the FYE 2004, a decrease of $23.2 million or 52.7%.  This is attributed to decreased margins as noted below, decreased other, net due primarily to the write-off of debt issuance costs in FYE 2005 and an increase in interest expense primarily due to higher interest rates in FYE 2005.  Sales were higher, principally due to the higher number of cattle slaughtered and processed at higher average weights.  Cost of sales were higher, principally due to the higher number of cattle slaughtered and processed at higher average weights, partially offset by a decrease in average live cattle prices.  Operating income decreased $14.9 million or 21.6% over the prior year.  As a percent of sales, operating income was 1.2% and 1.7% for FYE 2005 and FYE 2004, respectively.

The net income for the FYE 2004 was $44.0 million compared to $89.0 million for the FYE 2003, a decrease of $45.0 million or 50.6%.  This is attributed to decreased margins and an $18.6 million increase in interest expense due to the increased borrowings as a result of the Acquisition.  While sales and cost of sales were higher, principally due to the higher live cattle prices and corresponding higher selling prices of beef products, operating income decreased $29.9 million or 30.2% over the prior year.  As a percent of sales, operating income was 1.7% and 2.7% for FYE 2004 and FYE 2003, respectively.  In May 2003 a cow in Canada was diagnosed with BSE, so the U.S. closed its border to the importation of live cattle from Canada.  The single case of BSE discovered in Washington state in December 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry experienced a noticeable compression of industry margins during the latter part of FYE 2004 and throughout FYE 2005.

Financial Statement Accounts

Net Sales. Pursuant to the cattle purchase agreement between USPB and NBP, all of the USPB sales are eliminated, leaving only sales of NBP. Prior to the Acquisition, pursuant to the cattle purchase agreement between the cooperative and FNB, all of the cooperative's sales were to FNB. NBP's net sales are generated from sales of boxed beef, case-ready beef and pork, chilled and frozen export beef, portion control beef and beef by-products. They are affected by the volume of animals processed and the value that is extracted from each animal. The value that is extracted from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. NBP's total value-added sales were approximately $970.9 million in FYE 2005, comprising approximately 22.4% of total net sales. NBP's value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of profitability. Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed an ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. We believe we are currently in the expansion phase of this cycle. In addition, beef and by-product sales are affected by the general economic environment and other factors.

Cost of Sales.    USPB's cost of sales, both prior to and subsequent to the Acquisition are accounted for in the same manner as net sales. NBP's cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, utilities, and other facility expenses. Livestock is the highest cost component, representing 83.1% of cost of sales in FYE 2005. Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock. Historically, changes in cut-out values, a representation normally expressed on a per hundred weight basis, of the sales value of a beef carcass, for beef products and corresponding livestock costs have been positively correlated. As a result, profitability is primarily affected by the difference between cut-out value and livestock cost, the volume of livestock processed and its processing yields, the amount of saleable product, typically expressed as a percentage of a total carcass weight. Labor and freight represented 4.2% and 2.7%, respectively, of cost of sales in FYE 2005.

Selling, General and Administrative Expenses.    Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Outlook

The recent opening of the Canadian border to live cattle imports to the U.S. and the continued uncertainty of additional border openings in key markets creates a difficult environment for beef industry participants.  In general, domestic cattle supplies are anticipated to improve over the next two to three years, but with questions remaining regarding international market access, margins can be expected to continue to be negatively impacted.

Recent Developments and Market Trends

 The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued  at a price disadvantage for both raw materials and boxed beef prices while  the ban on importation of Canadian livestock was maintained.  The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005. In FYE 2003, 2004 and 2005, NBP's total export sales were approximately 17%, 10% and 7% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005, but was delayed by litigation.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle.  The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005. Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict. Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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

Inventory Valuation. Inventories of NBP's beef processing operations, except supplies inventories, are determined using the first-in, first-out cost method or market. The cost of all other inventories is determined using the first-in, first-out method, specific or average cost methods. Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than their carrying amounts. If actual results differ from management estimates with respect to the selling of inventories at amounts less than their carrying amounts, NBP would adjust its inventory balances accordingly.

Goodwill.  In connection with the Transaction, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill.  On an annual basis, we assess the goodwill balance for impairment.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  We calculate the fair value of each reporting unit using estimates of future cash flows.  Goodwill was tested for impairment, and, as of August 27, 2005, management determined there was no impairment.

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

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

	Fiscal Years Ended
	August 27,	August 28,	August 30,
	2005	2004	2003
		(in millions)
Net sales	$4,338.9	$4,093.5	$871.8

Costs and expenses:
Cost of sales	4,229.9	3,973.7	853.6
Selling, general & administrative	34.0	34.8	5.7
Depreciation and amortization	24.4	21.2	2.1

Operating income	50.6	63.8	10.4

Other income (expense):

Minority owners' interest in net income of
National Beef Packing Co.	(8.5)	(19.4)	(4.9)
Equity in income from Farmland National
Beef Packing Co.	-	-	22.6
Interest income	0.7	0.7	0.2
Interest expense	(29.0)	(26.6)	(2.4)
Interest rate exchange agreement	0.1	0.6	-
Other, net	(5.3)	-	(1.7)

Total other (expense) income	(42.0)	(44.7)	13.8

Net income	$8.6	$19.1	$24.2

The results of operations of NBP for the FYE August 27, 2005, the FYE August 28, 2004 and the 24 days ended August 30, 2003 are consolidated in the respective periods and transactions between the USPB and NBP have been eliminated. Accordingly, these operating results for FYE 2005 and FYE 2004 are not consistent with FYE 2003 operating results.

FYE August 27, 2005 compared to August 28, 2004

Net Sales.    Net sales were $4,338.9 million for FYE 2005, an increase of $245.4 million, or 6.0%, compared to $4,093.5 million for FYE 2004. The increase resulted primarily from an increase of approximately 4.4% in the number of cattle processed,  at average weights about 2.9% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Overall volume was higher due in part to long-term expansion at the Dodge City beef processing facility, partially offset by market instability caused by the uncertainties created by  BSE discoveries in the U.S.

Cost of Sales.    Cost of sales were $4,229.9 million for FYE 2005, an increase of $256.2 million, or 6.4%, from $3,973.7 million for FYE 2004. The majority of the increase came as a result of an increase of approximately 4.4% in the number of cattle processed, at average weights about 2.9% higher than the prior year, partially offset by an approximate 1.7% decrease in average live cattle prices.  Cost of sales, as a percentage of net sales, was 97.5% and 97.1% for FYE 2005 and FYE 2004, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.0 million for FYE 2005 compared to $34.8 million for FYE 2004, a decrease of $0.8 million or 2.3%. The decrease was the result of a $2.2 million recovery of a bad debt in FYE 2005 that had been written off in FYE 2003 due to the bankruptcy of one of NBP's customers, and a decrease of approximately $0.5 million in professional services partially offset by a $1.3 million increase in payroll and related expenses and an expense for state franchise taxes of approximately $0.3 million. Selling, general and administrative expenses, as a percentage of net sales, were 0.8% and 0.9% for FYE 2005 and FYE 2004, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $24.4 million for FYE 2005 compared to $21.2 million for FYE 2004, an increase of $3.2 million, or 15.1%. This increase was due to additional assets being placed into service primarily at our beef processing plants during FYE 2005 and FYE 2004.

Operating Income. Operating income was $50.6 million for FYE 2005 compared to $63.8 million for FYE 2004, a decrease of $13.2 million, or 20.7%. Operating income, as a percentage of net sales, was 1.2% for FYE 2005 and 1.6% for FYE 2004. A small number of cases of BSE in Canada and the U.S. since May 2003 has caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during the latter part of FYE 2004 and all of FYE 2005.

Minority Owners' Interest in NBP. Minority interest in NBP in FYE 2005 was $8.5 million compared to $19.4 million in FYE 2004, a decrease of $10.9 million, or 56.2%. The decrease is primarily due to lower net income earned by NBP. The minority interest in NBP represents the minority owners' equity in NBP's earnings.

Interest Expense. Interest expense was $29.0 million for FYE 2005 compared to $26.6 million for FYE 2004, an increase of $2.4 million, or 9.0%. The increase was due primarily to the higher average interest rates in FYE 2005 compared to FYE 2004 as evidenced by an increase of approximately 200 basis points in the published LIBOR index interest rates as of August 27, 2005 compared to August 28, 2004, which is the basis for interest rates on most of our variable rate borrowings.

Other, Net. Other, net expenses were $5.3 million for FYE 2005 compared to $0.0 million for FYE 2004. Other, net expenses are lower in FYE 2005 compared to FYE 2004 due to $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's existing senior credit facility, and income tax expense of $1.9 million recorded on the income for FYE 2005 for National Carriers, Inc., which is organized as a C corporation. FYE 2004 includes a $1.1 million gain received through the demutualization of a company which held annuities for NBP employees, offset by income tax expense of $0.7 million recorded on the income for FYE 2004 for National Carriers, Inc. and tax accruals of $0.5 million in consideration of the potential recharacterization of income from patronage-source to nonpatronage-source, which could be asserted by the IRS.

FYE August 27, 2004  compared to August 30, 2003

Net Sales. Net sales were $4,093.5 million for FYE 2004 compared to $871.8 million for  FYE 2003, an increase of $3,221.7 million or 369.5%. The increase was the direct result of consolidating NBP's sales of $4,093.5 million and eliminating the intercompany sales of $614.3 million from the cooperative to NBP. The decline in the cooperative's sales to NBP of $10.9 million, or 1.7%, was driven by a decrease of 15.0% in the number of cattle sold, offset by an increase in the average sales price of 16.2%.

Cost of Sales. Cost of sales were $3,973.7 million for FYE 2004 compared to $853.6 million for FYE 2003, an increase of $3,120.1 million or 365.5%. The increase was the direct result of consolidating NBP's cost of sales of $3,973.7 million and eliminating the intercompany cost of sales of $614.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.8 million for FYE 2004 compared to $5.7 million for FYE 2003, an increase of $29.1 million or 510.5%. The increase was the direct result of consolidating NBP's expenses of $29.6 million that were not consolidated in the 2003 period.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $21.2 million for FYE 2004 compared to $2.1 million for FYE 2003, an increase of $19.1 million or 909.5%. This increase was the direct result of consolidating NBP's depreciation of $21.2 million which included increases that resulted from depreciation on new capital projects placed in service, from the depreciation of assets acquired in the acquisition of National Carriers, Inc.  Additionally, a small increase resulted from the amortization of intangible assets identified in the purchase accounting under the Acquisition.

Operating Income. Operating income was $63.8 million for FYE 2004 compared to $10.4 million for FYE 2003, a favorable increase of $53.4 million. Operating income, as a percentage of net sales, was 1.6% for FYE 2004 and 1.2% for FYE 2003. This is the direct result of consolidating NBP's results of operations in 2004 of $69.0 million which was 1.7% of our consolidated sales.

Equity in Earnings. In FYE 2004 the results of NBP were consolidated while earnings in FNB were $22.6 million for FYE 2003. The minority interest in NBP represents the minority owners' equity in NBP's earnings.

Interest Expense. Interest expense was $26.6 million for FYE 2004 compared to $2.4 million for FYE 2003, an increase of $24.2 million. The increase was due primarily to the higher level of borrowings in FYE 2004 as a result of the Acquisition.

Other, Net. Other, net was income of $0.0 million for FYE 2004 compared to an expense of $1.7 million for FYE 2003. In 2004, NBP received $1.1 million through the demutualization of a company which held annuities for NBP employees, and the loss in NBP's equity investment of aLF Ventures, LLC of $0.8 million. These were offset by tax accruals of $0.5 million in consideration of the potential recharacterization of income from patronage-source to nonpatronage-source, which could be asserted by the IRS. FYE 2003 is primarily due to the consolidation of NBP's net expense of $1.7 million for the 24 day period from August 7 to August 30, 2003. This net expense consisted of $1.7 million of bridge loan commitment fees, $1.6 million in the write-off of unamortized debt issuance costs (both associated with the Acquisition), $0.9 million of expenses associated with an investment in an electronic commerce venture, as offset by receipt of a $2.3 million award in an antitrust vitamin litigation.

Liquidity and Capital Resources

As of August 27, 2005 we had net working capital of $178.6 million, which included $1.9 million in distributions payable, and cash and cash equivalents of $54.4 million, including $3.9 million restricted to IRB approved expenditures.  As of August 28, 2004, we had net working capital of $179.9 million, which included $3.1 million in partner and member distributions payable, and cash and cash equivalents of $43.6 million, including $8.4 million restricted to IRB approved expenditures.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility.

As of August 27, 2005, we had $315.0 million of long-term debt, of which $1.0 was classified as a current liability.  As of August 27, 2005, NBP's amended and restated credit facility consisted of a $120.0 million term loan, of which $120.0 million was outstanding, a term loan with CoBank of which $6.2 million was outstanding and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15.0 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under NBP's amended and restated credit facility have funded its working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all financial covenants as of August 27, 2005.

In addition to outstanding borrowings under its amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $13.8 million and senior notes of $160.0 million as of August 27, 2005.

Capital spending through FYE 2006 is expected to approximate $40.0 million, with projects already initiated at August 27, 2005 accounting for $5.5 million of that amount. These expenditures, as well as proposed new capital projects expected to start during FYE 2006, are primarily for plant expansion, renewals and improvements.

The Company believes that available borrowings under NBP's amended and restated credit facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP's ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond their control.

Operating Activities

Net cash provided by operating activities was $60.0 million in FYE 2005 and $39.7 million in FYE 2004. The $20.3 million increase was due primarily to an increase in working capital resulting partially from increased accounts receivable collections, offset by lower net income in FYE 2005.

Net cash provided by operating activities was $39.7 million in FYE 2004 and $20.4 million in FYE 2003. The $19.3 million increase was due primarily to the consolidation of NBP.

Investing Activities

Net cash used in investing activities was $16.7 million in FYE 2005 compared to $31.2 million for FYE 2004, a decrease of $14.5 million. The decrease was due primarily to decreased capital spending in FYE 2005.

Net cash used in investing activities was $31.2 million in FYE 2004 compared to $227.9 million for FYE 2003, a decrease of $196.7 million. The decrease was due primarily to the 2003 funding of the Acquisition and funding of the acquisition of National Carriers.

Financing Activities

Net cash used in financing activities was $32.5 million in FYE 2005 compared to $7.2 million for FYE 2004. The increase in FYE 2005 of $25.3 million was due primarily to a lower revolving credit line balance in FYE 2005, partially offset by a decrease in the member distributions paid in FYE 2005.

Net cash used in financing activities was $7.2 million in FYE 2004 compared to cash provided by financing of $233.7 million for FYE 2003. The decrease in FYE 2004 of $240.9 million was due primarily to the FYE 2003 issuance of Senior Notes and member contributions associated with the Acquisition.

CoBank Term Debt

USPB's CoBank term debt of approximately $6.2 million is payable in quarterly installments with final payment due in July 2011, bearing interest at the 90 day LIBOR index plus 2.50%, adjusted quarterly (6.01% at August 27, 2005, 4.10% at August 28, 2004 and 3.36% at August 30, 2003).

The debt agreement with CoBank contains certain covenants which require, among other things:

  reporting requirements;

  a minimum working capital reserve;

  a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4 million and NBP is in compliance with their loan covenants).

  a minimum net worth of $70.0 million

  restrictions on transactions with related parties; and,

  restrictions on dividend payments;

The Company was in compliance with all CoBank debt covenants as of August 27, 2005. The debt is secured by USPB's interest in NBP.

USPB's rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at both August 27, 2005 and August 28, 2004 and 2.25% at August 30, 2003.

Amended Senior Credit Facility

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Statement of Operations during fiscal year 2005.

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

NBP's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, make capital expenditures, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) our election (the Conversion Date).  At NBP's election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of August 27, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (6.1%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (6.0%).  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to our funded debt to EBITDA ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, NBP will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On August 27, 2005, NBP was in compliance with all financial covenants.

Effective July 7, 2005, the amended and restated credit facility was further amended to allow NBP to purchase up to $30 million in cumulative purchase price (including any premium) of our 10‑1/2% Senior Notes due August 1, 2011 so long as NBP is not in default under the facility at the time of the purchase or as a result of the purchase.

Effective October 14, 2005, NBP further amended its existing senior credit facility to reflect changes in the covenant limiting its net capital expenditures.  There were no changes to the remaining covenants in the credit facility.  NBP's net capital expenditures are now limited to $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter.  Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of its credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased our Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by NBP using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP's behalf to fund the purchase of equipment and construction of improvements at its facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. Each series of bonds is backed by a letter of credit under NBP's amended and restated credit facility.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 2.3% in FYE 2005. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period of which $0.8 million was paid in fiscal year 2005.  Payments under the commitment will be $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 and $1.7 million in fiscal year 2010, with the balance of $11.4 million to be paid in subsequent years.

10 ½% Senior Notes

Concurrent with the Acquisition, NBP issued the 10 ½% Senior Notes that will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  With limited exceptions, the Senior Notes are not redeemable before August 1, 2007.  During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem our equity interests;

  sell our assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 27, 2005 (in thousands):

	Total	Year 1 FY06	Year 2 FY07	Year 3 FY08	Year 4 FY09	Year 5 FY10	After Year 5
Term loan facility	$ 126,178	$ 1,030	$ 1,030	$ 1,030	$ 1,030	$ 13,030	$ 109,028
Revolving credit facility	15,000	-	-	-	-	15,000	-
Senior Notes	160,000	-	-	-	-	-	160,000
Industrial Revenue Bonds	13,850	-	-	-	-	5,850	8,000
Operating leases	34,962	8,514	7,067	6,115	4,109	3,650	5,507
Purchase commitments	4,708	4,708	-	-	-	-	-
Cattle commitments (1)	61,019	61,019	-	-	-	-	-
Utilities commitment	18,503	1,179	1,418	1,399	1,379	1,737	11,391
Total	$ 434,220	$ 76,450	$ 9,515	$ 8,544	$ 6,518	$ 39,267	$ 293,926

(1)  NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.   This amount approximates our outstanding cattle commitments at August 27, 2005.

Off-Balance Sheet Arrangements

As of August 27, 2005 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in FYE 2005, 2004 and 2003. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

Commodities.    NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes that it can obtain them as needed. Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit NBP's ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

NBP purchases cattle for use in its processing businesses. When appropriate, NBP enters into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument NBP uses depends on a number of factors, including availability of appropriate derivative instruments.

NBP sells commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, NBP enters into forward sales contracts at prices determined prior to shipment. While this may tend to limit NBP's ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

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

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at August 27, 2005 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
	within one year	Fair Value
August 27, 2005
Live Cattle
Futures long		-
Futures short	443	(51)
Firm Commitments Purchase		62
Firm Commitments Sale		-
August 28, 2004
Live Cattle
Futures long		-
Futures short	55	96
Firm Commitments Purchase		(96)
Firm Commitments Sale		-

Foreign Operations.    Transactions denominated in a currency other than an entity's functional currency may expose that entity to currency risk. Although NBP operates in international markets including Japan and South Korea, product sales are predominately made in United States dollars and therefore currency risks are limited.

Interest Rates.    As a result of the Company's normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have short-term and long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 27, 2005, most of our debt is borrowed at LIBOR plus a weighted average margin. As of August 27, 2005, the weighted average interest rate on our $155.0 million of variable interest debt was approximately 5.8%.

We had total interest expense of approximately $29.0 million in FYE 2005 and approximately $26.6 million in FYE 2004. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.3 million in FYE 2005 and approximately $3.4 million in FYE 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

U.S. Premium Beef's business and affairs are governed by its board of directors. The board of directors currently consists of seven directors. The board of directors has full authority to act on behalf of USPB. The board of directors acts collectively through meetings, committees and senior management members it appoints. In addition, USPB employs a staff of executives to manage the day-to-day business of USPB. The members of the board of directors and the senior members of the executive team are identified below.

Senior Management and Members of the Board of Directors

			Term Expires
Name and Address	Age	Position	After FY
Terry Ryan	53	Chairman of the Board	2006
Mark Gardiner	44	Vice Chairman of the Board	2007
John Fairleigh	40	Secretary/Treasurer of the Board	2006
John Adams	45	Director	2005
Kelly K. Giles	45	Director	2005
Douglas A. Laue	54	Director	2007
Jerry Bohn	55	Director	2007
Steven D. Hunt	46	Chief Executive Officer	-
Stan Linville	46	Chief Operating Officer	-
Danielle Imel	30	Treasurer	-
Scott J. Miller	41	Chief Reporting and Compliance Officer	-

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

Mark Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation headquartered at Ashland, Kansas, with nine seedstock satellite cowherds across the United States and Australia. Gardiner Angus Ranch markets over 1,500 bulls and 600 females per year to both commercial and seedstock beef producers throughout the United States. Gardiner Angus Ranch also runs an embryo transfer program that makes more than 2,000 transfers per year, including more than 60% of GAR's 1,500-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, Gardiner Angus Ranch operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen's Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. Mr. Gardiner has served as a member of USPB's board of directors since 1996. He was elected Secretary/Treasurer of USPB's board in 2003 and Vice Chairman of the board in 2004. Mr. Gardiner holds a Bachelor's degree from Kansas State University in Animal Sciences and Industry.

John Fairleigh. Mr.. Fairleigh is President and CEO of Fairleigh Companies, a family-owned business in Scott City, Kansas, consisting of a 44,000 head commercial feedyard, Fairleigh Ranch, a 10,000 acre backgrounding and grazing operation, Fairleigh Farms and L&M Western Tire and Oil Company. He is a member of the National Cattlemen's Beef Association and Kansas Livestock Association. Mr. Fairleigh has served as a USPB board member since 1999 and was elected Secretary/Treasurer of the board in 2004. Mr. Fairleigh holds a Bachelor's degree in Business from Kansas State University.

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

Kelly K. Giles.  Mr. Giles is a third generation cow-calf, stocker/feeder and seed stock operator.  Mr. Giles is the General Manager of Giles Enterprises, LLC, a genetics, marketing and procurement company based in Ashland, Kansas, with a business office in Canyon, Texas.  He is also a General Partner in Giles Land Co., LP of Ashland, Kansas, which owns the Giles Ranch that has been in operation since 1947.  Mr. Giles is a member of the National Cattlemen's Beef Association, the Kansas Livestock Association, and the American Angus Association.  He holds a Bachelor's degree in Animal Science and Industry from Kansas State University and a Masters of Business Administration degree in Finance from Texas A&M University.  Mr. Giles has served as a member of USPB's Board of Directors since 1996.

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

Jerry Bohn. Mr. Bohn has served as the General Manager of Pratt Feeders since 1989. Pratt Feeders has a one-time capacity of 115,000 head in four feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees.  Mr. Bohn also owns and manages a 5,000 to 6,000 head cattle operation which includes grazing and finishing cattle. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as President of the Kansas Livestock Association. He has been a board member of the Kansas Beef Council, the National Cattlemen's Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA's Executive Committee and as Chairman of NCBA's Live Cattle Marketing Committee. He has served as a member of USPB's board of directors since 2004. Mr. Bohn is a graduate of Kansas State University with a Bachelor's degree in Animal Sciences and Industry.

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

Scott J. Miller. Mr. Miller is USPB's Chief Reporting and Compliance Officer and joined USPB in 2005.  He oversees financial reporting and will ensure compliance with internal policies and regulatory requirements.  Before joining USPB, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries.  Mr. Miller earned a Bachelors degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City (UMKC).  He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

48

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

  Seedstock - Mr. Gardiner

  Even Slot - Messrs. Ryan, Fairleigh and Laue

  Odd Slot - Messrs. Adams, Bohn and Giles

The directors are elected at the annual meeting of the unitholders and hold office for a term of three years. The terms of the directors are staggered in such a manner that approximately one-third of the directors will be elected each year. All directors will hold office until their successors are elected and qualified. Any vacancy in the board, other than a vacancy resulting from expiration of a term of office, will be filled by a majority vote of the remaining directors. In case a vacancy in the board of directors extends beyond the next annual meeting, the vacancy will be filled by the remaining directors until such meeting, at which meeting a director will be chosen by the unitholders for the unexpired term of such vacancy.

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

  Audit Committee

The board of directors has an audit committee consisting of Messrs. Ryan, Giles and Laue . Mr. Giles is an "audit committee financial expert" within the meaning of the rules and regulations of the Securities and Exchange Commission and has sufficient background and experience in sophisticated financial and accounting matters necessary to fulfill the duties and obligations of the audit committee.

Code of Ethics

USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management and a Code of Ethics For Financial Officers for its chief executive officer, principal financial and accounting officer and treasurer within the meaning of the rules and regulations of the Securities and Exchange Commission; that are, to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.  EXECUTIVE COMPENSATION

The goal of USPB's executive compensation policy is to ensure that an appropriate relationship exists between executive pay, USPB's financial performance and the creation of unitholder value, while at the same time motivating and retaining key employees. The base salaries for senior management are reviewed periodically to determine if such salaries fall within the range of those persons holding comparably responsible positions at other companies. Individual salaries are also based upon an evaluation of other factors, such as individual past performance, potential with USPB and level and scope of responsibility. Those responsibilities include, among other responsibilities, oversight of the activities of USPB's majority-owned subsidiary, NBP, as well as analysis of and negotiations regarding the pricing grid used to establish the payments members USPB receive for their cattle. USPB believes that the base salaries of the members of senior management as a whole are comparable with the base salaries of other persons similarly situated.

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

The following table shows the compensation paid to the Chief Executive Officer (Chief Executive Officer prior to the conversion) and the three other individuals who were serving as senior executive officers at the end of fiscal year 2005.

Summary Compensation Table
	Annual Compensation
							Long Term
					Other Annual		Compensation
	Fiscal	Salary	Bonus		Compensation		Payouts
Name and Principal Position	Year	($)	($)		($)		($)

Steven D. Hunt	2005	550,000	519,369	(1)	-	(5)	-	(3)
Chief Executive Officer	2004	562,500	745,235	(1)	-	(5)	204,765	(3)
	2003	287,500	483,382	(1)	-	(5)	850,506	(3)
Stan Linville	2005	98,667	18,180	(2)	24,798		29,250	(4)
Chief Operating Officer	2004	101,022	29,250	(2)	22,713		26,152	(4)
	2003	90,395	34,152	(2)	18,902		8,373	(4)
Scott J. Miller (6)	2005	13,674	-		1,591		-
Chief Reporting and Compliance Officer	2004	-	-		-		-
	2003	-	-		-		-
Danielle Imel	2005	90,673	26,543	(2)	22,308		25,556	(4)
Treasurer	2004	89,125	35,556	(2)	20,594		22,741	(4)
	2003	79,311	34,741	(2)	17,682		7,070	(4)

(1)	Represents amounts paid under the annual salary and annual incentive provisions of the CEO Employment Contract. The CEO Employment Contract Plan has been established to provide additional incentive-based compensation opportunities for the CEO of USPB. Bonuses are paid under the Plan if USPB attains highly focused specified performance objectives in the applicable fiscal year. The Board of Directors determines the performance goals. Does not include $281,330 earned, but not yet paid, under the CEO Employment Contract in fiscal year 2005.
(2)	Represents amounts paid for discretionary bonuses and bonuses pursuant to the Management Incentive Plan. The Management Incentive Plan provides incentive compensation opportunities for designated management employees of USPB based on the attainment of certain performance goals. Participation in the Management Incentive Plan is determined by the Chief Executive Officer for each fiscal year. Upon the attainment of the performance goals, the participant receives a cash bonus, one half of which is payable in the current calendar year. The other one half is paid at the end of the following calendar year if the executive is an active employee at the end of the following fiscal year and is disclosed in "Long Term Compensation Payouts" above in the year paid (see "(4)" below). Does not include $29,331 earned by, but not yet paid to, the executives in fiscal year 2005.
(3)	Represents amounts paid under long-term and full-term provisions of the CEO Employment Contract. Provides long-term incentive-based compensation based on the attainment of highly focused long-term performance goals and full-term compensation if the executive is employed through the term of the contact. Does not include $788,474 accrued, but not yet paid in fiscal year 2005 pursuant to the provisions of the CEO Employment Contract.
(4)	Represents the amount of the Management Incentive Plan cash bonus that is contingent on employment at the end of the following fiscal year (see "(2)" above). Does not include $29,873 and $33,222 earned by, but not yet paid to, the executives in fiscal year 2005 and fiscal year 2004 pursuant to the Management Incentive Plan.
(5)	None of the perquisites and other benefits paid to the executive exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by the executive.
(6)	Mr. Miller commenced employment on July 11, 2005.

Employment Agreements

USPB is party to an employment agreement with its Chief Executive Officer, Steven D. Hunt. The agreement provides for Mr. Hunt's employment for an initial period from September 1, 2003 through August 31, 2009. Under the agreement, USPB is to pay Mr. Hunt an annual base salary of $550,000 for the years ending August 31, 2004, August 31, 2005, and August 31, 2006; and $700,000 for the years ending August 31, 2007, August 31, 2008, and August 31, 2009. USPB shall, if Mr. Hunt is still employed by USPB as of the last day of each fiscal year during the term of the agreement, pay an annual "incentive" bonus equal to two percent (2.0%) of the sum of the total financial benefits to the Company (USPB Total Benefits) that exceed $18,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) two times the fiscal year USPB grid premiums which is the net sum of all USPB member grid premiums and discounts calculated through the USPB grid, taking into account all calculators including, but not limited to, base price, dressing percent, quality grade, outlier cattle and other specific categories, less the base price calculator excluding any set base price premium. In addition to Mr. Hunt's base salary and annual incentive bonus, if Mr. Hunt is employed by USPB as of August 31, 2006, and as of August 31, 2009, he will be paid a "long-term incentive" bonus based on a percentage of the amount that USPB Total Benefits exceed certain benchmarks, as of August 31, 2006, and as of August 31, 2009, respectively. Mr. Hunt is also entitled to a "full-term" bonus in the amount of $550,000 if he is employed by USPB through August 31, 2006, and additionally, $700,000 if he is employed through August 31, 2009. The agreement also vests phantom unit rights to 20,000 phantom Class A units of USPB with an exercise price of $55 per unit and 20,000 phantom Class B Units of USPB with an exercise price of $0 per unit in Mr. Hunt. Mr. Hunt is entitled to receive paid vacations, holidays and sick days; reimbursement of reasonable business expenses and other fringe benefits under the USPB's group benefit plans. If USPB terminates the agreement for cause or if Mr. Hunt terminates the agreement for any or no reason, USPB needs only pay salary earned to the date of the termination. If USPB terminates the agreement for any reason other than cause, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through August 31, 2009; the annual incentive bonus for the year in which the termination occurs and each subsequent year through August 31, 2009; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through August 31, 2009; and the payment on or before October 2, 2006 or 2009 of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through August 31, 2006 or August 31, 2009, respectively.

The Company has established a savings plan for certain qualifying employees. Under the plan, employees may contribute a portion of their compensation to a vested account under the savings. The employee's contribution is eligible for a matching contribution by the Company for up to 4% of the employee's qualifying compensation.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table furnishes information, as of November 21, 2005 regarding ownership of the LLC's Class A and Class B units by each person known by us to beneficially own more than 5% of the LLC's issued and outstanding units, each of the LLC's directors and senior management and all of the LLC's directors and senior management as a group.

	Beneficial Ownership of
	Class A and Class B Units

Name	Number(1)	Percentage(2)
Douglas A. Laue(3)	95,000	13.7314
Terry Ryan(4)	49,450	7.1476
John Fairleigh(5)	52,288	7.5578
Jerry Bohn(6)	19,161	2.7696
Mark Gardiner(7)	3,000	0.4336
John Adams(8)	1,000	0.1445
Kelly K. Giles(9)	200	0.0289
Steven D. Hunt	-	-
Stan Linville	-	-
Danielle Imel	-	-
Scott J. Miller	-	-
Officers and Directors as a group (11 persons)(10)	220,099	31.8133

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in the LLC for each share of cooperative common stock held prior to the conversion.

(2)	Represents the percentage of Class A units and the percentage of Class B units held by the named party.

(3)

Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)

Includes i) 43,200 Class A and Class B units held by Crown H Cattle Co., Inc., of which Mr. Ryan is the manager, and ii) 2,250  Class A and Class B units held by AELA Cattle Company, of which Mr. Ryan has sole voting and investment power. In each case, Mr. Ryan holds voting power with respect to the unitholder's LLC membership.

(5)	Includes 52,288 Class A and Class B units held by Fairleigh Corporation, of which Mr. Fairleigh is an owner.

(6)

Includes i) 11,800 Class A and Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager and ii) 7,361 Class A and Class B units held by Hays Feeders, LLC, of which Mr. Bohn is the general manager.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors who are unitholders

All of the USPB's directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other owners and associates of the LLC for the delivery of their cattle.

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

 The limited liability company agreement provides that NBPCo Holdings and the members of NBP management who hold membership interests in NBP have the right to request that NBP purchase their membership interests under certain circumstances.

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP. During FYE 2005, USPB and its owners and associates provided approximately 19% of NBP's total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Under the terms of the Acquisition, any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time of the Acquisition.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sold beef trimmings, referred to as trim, to BPI, and purchased processed lean beef from BPI for use in its ground beef operations. NBP's aggregate sales of trim to BPI totaled approximately $61.2 million in FYE 2005.  NBP's aggregate purchases of processed lean beef from BPI totaled approximately $19.1 million in FYE 2005.

Transactions with John R. Miller

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease was for five years and could have been terminated by either John R. Miller Enterprises, L.L.C. or NBP on 90 days' prior written notice. During the FYE August 27, 2005, NBP paid $0.07 million to lease the aircraft and $0.03 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  The lease expired on December 15, 2003.  NBP still uses this aircraft on an as needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment we paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In October 2003, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, NBP paid $0.5 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, NBP paid $0.5 million to lease the aircraft and $0.06 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NBP believes that the terms of these aircraft leases are at least as favorable as it could have obtained from unaffiliated third parties.

We paid a per person fee for lodging and meals of $0.1 million in FYE 2005 to J. R. Miller Ranches, LLC, in which John R. Miller holds a beneficial interest, for management meetings held at John R. Miller's property in Montana.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 27, 2005 and August 28, 2004 (dollars in thousands).

Type of Service	FYE 2005	FYE 2004

Audit Fees	$325	$271
Audit Related Fees	17	239
Tax Fees	164	202
All Other Fees	0	0
	$506	$712

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in FYE 2005 relate to meetings discussing implementation of the Sarbanes-Oxley Act of 2002.  The fees in FYE 2004 primarily related to our filings of Registration Statements on Form S-4 and NBP's Prospectus under Rule 424(b)(3) of the Securities Act of 1933 for its senior notes and other consultations on accounting related matters.

Tax Fees

Tax fees related to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during FYE 2005 and FYE 2004.

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

3.3       Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2005, filed with the SEC on July 11, 2005).

3.4       Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2005, filed with the SEC on July 11, 2005).

3.5       Certificate of Incorporation of NB Finance Corp.  (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

3.6       Bylaws of NB Finance Corp.  (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1       Indenture dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp and U.S. Bank National Association  (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.2       Form of Series B Senior Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.3       Registration Rights Agreement dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc.  (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.1     Cattle Purchase and Sale Agreement dated as of December 1, 1997 by and among Farmland National Beef Packing Company, L.P. and U.S. Premium Beef, Ltd.  (incorporated herein by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

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

10.6     Fifth Amendment to Credit Agreement, dated September 30, 2004, by and among U.S. Premium Beef, LLC. and CoBank, ACB, as agent for the benefit of the syndication parties.  (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by U.S. Premium Beef with the SEC on November 26, 2004)

10.7     Fourth Amendment to Credit Agreement, dated August 6, 2003, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated herein by reference to Exhibit 10.9 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.8     Third Amendment to Credit Agreement, dated August 29, 2002, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties  (incorporated herein by reference to Exhibit 10.10 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.9     Second Amendment to Credit Agreement, dated August 24, 2001, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.11 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

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

10.13   Purchase Agreement dated July 31, 2003 by and among NB Acquisition, LLC, National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc.  (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.14* Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.15* Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.16* Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.17* Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.18   Fourth Amended and Restated Credit Agreement dated as of December 29, 2004 ("Credit Agreement") by and between National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2005).

10.19   First Amendment to Credit Agreement dated as of July 7, 2005, by and among the Company, certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2005, filed with the SEC on July 11, 2005).

10.20   Waiver dated September 2, 2005 to Credit Agreement (incorporated herein by reference to Exhibit 10.4(c) the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by National Beef Packing Company, LLC with the SEC on November 23, 2005).

10.21   Second Amendment to Credit Agreement dated as of October 14, 2005, by and among the Company, certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 20, 2005).

10.22   Lease Agreement dated as of February 1, 1999 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $1,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.23   Indenture of Trust dated as of February 1, 1999 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $1,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.24   Indenture of Trust dated as of January 1, 1999 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing $1,000,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.25   Lease Agreement dated as of March 1, 2000 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.26   Indenture of Trust dated as of March 1, 2000 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.27   Lease Agreement dated as of March 1, 2000 between City of Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.28   Indenture of Trust dated as of March 1, 2000 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.29   Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.30   Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.31   Agreement dated December 22, 2003 by and between National Beef and United Food and Commercial Workers International Union, AFL-CIO-CK, UFCW District Local Two (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on February 11, 2004).

10.32   Lease agreement dated as of January 16, 2001 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and Farmland National Beef Company (incorporated herein by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.33   Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.34   Lease Amendment Number One, dated January 4, 1999, to Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.35   Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.36   Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.37* National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.38* National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

21.1     Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

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

 (c) Financial Statement Schedules

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003.

Doubtful Accounts/Claims Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other	Ending Balance

August 27, 2005	(5,613,545)	(3,186,535)	4,897,531	-	(3,902,549)
August 28, 2004	(5,133,549)	(3,609,812)	3,129,816	-	(5,613,545)
August 30, 2003	-	(296,768)	216,256	(5,053,037)(1)	(5,133,549)
_____________
(1) Represents the acquisition of Farmland National Beef Packing Company, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Directors and Stockholders
U.S. Premium Beef, LLC:

Under date of November 4, 2005, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the years in the three year period ended August 27, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Kansas City, Missouri
November 4, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Steven D. Hunt

Name: Steven D. Hunt
Chief Executive Officer and Manager
(Principal Executive Officer)

Date: November 23, 2005

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Hunt
Steven D. Hunt	Chief Executive Officer and Manager (Principal Executive Officer)	November 23, 2005

/s/ Scott J. Miller
Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	November 23, 2005

/s/ Terry Ryan
Terry Ryan	Chairman of the Board of Managers	November 23, 2005

/s/ Mark Gardiner
Mark Gardiner	Vice Chairman of the Board	November 23, 2005

/s/ John Fairleigh
John Fairleigh	Secretary/Treasurer of the Board	November 23, 2005

/s/ John Adams
John Adams	Director	November 23, 2005

/s/ Kelly K. Giles
Kelly K. Giles	Director	November 23, 2005

/s/ Douglas A. Laue
Douglas A. Laue	Director	November 23, 2005

/s/ Jerry Bohn
Jerry Bohn	Director	November 23, 2005

U.S. PREMIUM BEEF, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the years in the three-year period ended August 27, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 27, 2005 and August 28, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 27, 2005, in conformity with U.S. generally accepted accounting principles.

Kansas City, Missouri
November 4, 2005

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

August 27, 2005 and August 28, 2004
(in thousands)

Assets	2005	2004
Current assets:
Cash and cash equivalents	$54,428	$43,611
Accounts receivable, less allowance for returns and doubtful
accounts of $3,903 and $5,614 in 2005 and 2004, respectively	170,854	177,614
Due from affiliates	2,979	2,873
Other receivables	3,385	4,513
Inventory	85,426	85,962
Other current assets	9,920	10,782
Total current assets	326,992	325,355
Property, plant, and equipment, at cost	258,493	242,903
Less accumulated depreciation	(43,331)	(20,844)
Net property, plant and equipment	215,162	222,059
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization of $3,335
and $1,722 in 2005 and 2004, respectively	28,426	30,039
Other assets	6,710	7,446
Total assets	$656,148	$663,757
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	$10,483
Cattle purchases payable	54,394	49,569
Accounts payable	42,514	39,453
Due to affiliates	1,533	418
Patronage refunds payable in cash	—	847
Accrued compensation and benefits	22,168	20,828
Accrued insurance	15,528	13,903
Other accrued expenses and liabilities	9,389	7,690
Distributions payable	1,865	2,296
Total current liabilities	148,421	145,487
Long-term liabilities:
Long-term debt, excluding current installments	313,998	331,812
Interest rate exchange agreement	—	105
Other liabilities	4,738	5,237
Total long-term liabilities	318,736	337,154
Total liabilities	467,157	482,641
Minority interest in National Beef Packing Co. and Kansas City Steak, LLC	64,971	63,108
Capital shares and equities:
Members' capital, 691,845 Class A units and 691,845 Class B units authorized,
issued and outstanding	73,343	—
Common stock, $0.01 par value; authorized 5,000,000 shares, 691,845 shares
issued and outstanding	—	7
Cooperative members' contributed capital	—	39,531
Nondelivery fee	—	1,330
Patronage notices	50,642	—
Patronage refunds for reinvestment	—	50,752
Unallocated equity	—	26,375
Accumulated other comprehensive income	35	13
Total capital shares and equities	124,020	118,008
Total liabilities and capital shares and equities	$656,148	$663,757

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended August 27, 2005, August 28, 2004 and August 30, 2003
(in thousands)

	2005	2004	2003
Net sales	$4,338,920	$4,093,481	$871,774
Costs and expenses:
Cost of sales	4,229,903	3,973,636	853,577
Selling, general, and administrative expenses	33,975	34,814	5,694
Depreciation and amortization	24,487	21,215	2,106
Total costs and expenses	4,288,365	4,029,665	861,377
Operating income	50,555	63,816	10,397
Other income (expense):
Interest income	734	647	170
Interest expense	(29,021)	(26,628)	(2,397)
Minority owners’ interest in net income of
National Beef Packing Co.
(net of tax expense of $830 in 2005
and $340 in 2004)	(8,535)	(19,417)	(4,872)
Minority owners’ interest in net income of
Kansas City Steak, LLC	(160)	(313)	(2)
Equity in loss of aLF Ventures, LLC	(577)	(837)	(41)
Equity in income from Farmland National
Beef Packing Co.	—	—	22,586
Interest rate exchange agreement	105	630	—
Other, net	(2,412)	2,395	(1,684)
Total other (expense) income	(39,866)	(43,523)	13,760
Income before taxes	10,689	20,293	24,157
Income tax (expense) benefit	(2,050)	(1,197)	73
Net income	$8,639	$19,096	$24,230

Earnings Per Linked Unit:
Basic	$12.49
Diluted	$12.25

Outstanding weighted-average Class A and Class B units:
Basic	691,845
Diluted	705,063

Proforma amounts assuming the conversion to
an LLC is applied retroactively:

Earnings Per Linked Unit:
Basic	$12.49	$27.60	$35.02
Diluted	$12.25	$27.10	$34.43

Outstanding weighted-average Class A and Class B units:
Basic	691,845	691,845	691,845
Diluted	705,063	704,748	703,761

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended August 27, 2005, August 28, 2004 and August 30, 2003
(in thousands)

	2005	2004	2003
Net income	$8,639	$19,096	$24,230
Other comprehensive income:
Change in fair value of interest rate
exchange agreement	—	(256)	256
Foreign currency translation adjustments	22	14	(1)
Comprehensive income	$8,661	$18,854	$24,485

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Capital Shares and Equities

Years ended August 27, 2005, August 28, 2004 and August 30, 2003
(in thousands)

	Members' Capital	Common stock	Cooperative members' contributed capital	Nondelivery fee	Patronage refunds for reinvestment	Patronage notices	Unallocated equity	Accumulated other comprehensive income	Total capital shares and equities
Balance at August 31, 2002	$-	$7	$39,468	$165	$36,926	$-	$5,853	$-	$82,419
Collection of membership fees	-	-	36	-	-	-	-	-	36
Change in fair value of cash flow hedge	-	-	-	-	-	-	-	256	256
for interest rate exchange agreement
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1)	(1)
Allocation of net income for the year
ended August 30, 2003	-	-	-	-	20,924	-	3,306	-	24,230
Partner distributions transferred to
current liabilities	-	-	-	(165)	-	-	-	-	(165)
Patronage refunds payable in cash
transferred to current liabilities	-	-	-	-	(8,370)	-	-	-	(8,370)
Balance at August 30, 2003	$-	$7	$39,504	$-	$49,480	$-	$9,159	$255	$98,405
Collection of membership fees	-	-	27	-	-	-	-	-	27
Change in fair value of cash flow hedge	-	-	-	-	-	-	-	(256)	(256)
for interest rate exchange agreement
Foreign currency translation adjustment	-	-	-	-	-	-	-	14	14
Assessment of nondelivery fee	-	-	-	1,330	-	-	-	-	1,330
Allocation of net income for the year
ended August 28, 2004	-	-	-	-	2,119	-	16,977	-	19,096
Adjustment to fair value of minority
interest	-	-	-	-	-	-	239	-	239
Patronage refunds payable in cash
transferred to current liabilities	-	-	-	-	(847)	-	-	-	(847)
Balance at August 28, 2004	$-	$7	$39,531	$1,330	$50,752	$-	$26,375	$13	$118,008
Foreign currency translation adjustment	-	-	-	-	-	-	-	22	22
Nondelivery fee transferred
to current liabilities	-	-	-	(1,330)	-	-	-	-	(1,330)
Conversion from cooperative to LLC	65,913	(7)	(39,531)	-	(50,642)	50,642	(26,375)	-	-
Allocation of net income for the year									-
ended August 27, 2005	8,639	-	-	-	-	-		-	8,639
Partner distributions transferred to
current liabilities	(1,209)	-	-	-	-	-	-	-	(1,209)
Patronage refunds payable in cash									-
transferred to current liabilities	-	-	-	-	(110)	-	-	-	(110)
Balance at August 27, 2005	$73,343	$-	$-	$-	$-	$50,642	$-	$35	$124,020

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended August 27, 2005, August 28, 2004 and August 30, 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,639	$19,096	$24,230
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	24,487	21,215	2,106
Loss on disposal of property, plant, and equipment	703	42	598
Equity in earnings of National Beef Packing
Co./Farmland National Beef	-	-	(22,586)
Distributions from National Beef Packing
Co./Farmland National Beef	-	-	9,257
Minority interest	8,656	19,631	4,874
Write-off of debt issuance costs	2,552	-	-
Interest rate exchange agreement	(105)	(631)	-
Changes in assets and liabilities (net of acquisition):
Accounts receivable	6,760	(21,725)	(8,497)
Due from affiliates	(106)	(2,141)	2,005
Other receivables	1,128	855	1,126
Inventories	536	(8,375)	(3,781)
Other assets	700	21,371	(305)
Accounts payable	2,527	1,975	642
Due to affiliates	(215)	35	(2,918)
Accrued compensation and benefits	1,340	(10,395)	(2,158)
Accrued insurance	1,625	(2,736)	4,468
Other accrued expenses and liabilities	1,200	298	7,366
Cattle purchases payable	(459)	1,191	3,953
Net cash provided by operating activities	59,968	39,706	20,380
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(18,208)	(32,484)	(1,707)
Acquisition of National Beef Packing Co., net of cash acquired	-	-	(226,445)
Proceeds from sale of property, plant, and equipment	1,528	1,302	226
Net cash used in investing activities	(16,680)	(31,182)	(227,926)
Cash flows from financing activities:
Proceeds from membership and registration fees	-	27	36
Proceeds from nondelivery fees	-	1,330	-
Net (payments) receipts under revolving credit lines	(27,059)	29,750	12,448
Borrowings under term note payable	3,594	-	21,875
Repayments of other indebtedness	(428)	(501)	(73)
Payments of notes payable and fees	(3,374)	(7,255)	(929)
Proceeds from issuance of senior notes	-	-	160,000
Payments of patronage refunds	(957)	(8,370)	(4,702)
Payments of nondelivery fees	-	-	(165)
Cash paid for financing costs	(1,653)	-	(10,283)
Change in overdraft balances	5,818	443	9,501
Member contributions	-	-	45,964
Distributions to minority interest owners in National Beef Packing Co.	(7,224)	(22,579)	-
Partnership distributions	(1,210)	-	-
Net cash (used in) provided by financing activities	(32,493)	(7,155)	233,672
Effect of exchange rate changes on cash	22	14	(1)
Net increase in cash	10,817	1,383	26,125
Cash and cash equivalents at beginning of period	43,611	42,228	16,103
Cash and cash equivalents at end of period	$54,428	$43,611	$42,228
Supplemental disclosures:
Cash paid during the period for interest	$25,687	$24,518	$1,037
Cash paid (received) during the period for taxes, net of refunds	$2,545	$608	$(73)

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(1)       Description of Business and Acquisition

U.S. Premium Beef (USPB) was formed as a closed marketing cooperative on July 1, 1996, and was then known as U.S. Premium Beef, Ltd. Its mission is to increase the quality of beef and long‑term profitability of cattle producers by creating a fully integrated producer‑owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires.

On December 1, 1997, USPB became operational by acquiring 25.4966% of Farmland National Beef Packing Co., L.P. (FNB), a partnership owned by USPB and Farmland Industries, Inc. (Farmland). USPB acquired an additional 3.29% partnership interest in February 1998, bringing its ownership to 28.7866% of FNB. Farmland then owned the remaining 71.2134%.

On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. Provisions of FNB's Operating Agreement and its financing agreement restricted partners' access to FNB's assets. In the fourth quarter of fiscal year 2003, as a result of the acquisition of Farmland's interest by USPB and others, as more fully described below, USPB acquired a controlling interest in the former FNB, now National Beef Packing Company, LLC (NBP), and the assets, liabilities, and operating results of NBP are consolidated with those of USPB effective August 7, 2003. Prior to the acquisition date, USPB accounted for its noncontrolling interest in FNB under the equity method.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company (see note 10).  Following the effective date of the merger and the statutory conversion, the business of the cooperative continues in the limited liability company form of business organization.

NBP sells its meat products to customers in the foodservice, international, further processor, and retail distribution channels. NBP also produces and sells by‑products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, case‑ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. NBP's wholly-owned subsidiary, National Carriers, Inc., located in Liberal, Kansas, provides trucking services to NBP and third parties.

In connection with its initial acquisition of its interest in FNB, USPB obtained the right, and became subject to the obligation to deliver cattle annually to NBP relative to: (i)  USPB's ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon a pricing grids determined by USPB and NBP, which reflects current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 19% of NBP's total cattle processed in fiscal year 2005, are processed in NBP's two processing facilities.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

The Acquisition - On June 12, 2003, USPB entered into an agreement with Farmland to acquire all of the interests in FNB held by Farmland, which approximated 71.2%. USPB, which held the remaining interest in FNB, formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. USPB, NBPCo Holdings, LLC (NBPCo Holdings), and certain members of management of NBP purchased equity in NB Acquisition for $46.0 million in cash. NB Acquisition used a portion of these funds to purchase all of the membership interest of an affiliate of Farmland that held Farmland's general partnership interest in FNB, giving NB Acquisition voting control of FNB. Immediately thereafter, to finance the purchase of Farmland's remaining interest, FNB issued $160.0 million of 10 1/2% Senior Notes due 2011 (the Senior Notes) and amended its existing credit facility. A portion of the proceeds of the Senior Notes offering and borrowings under the amended credit facility were transferred to NB Acquisition. Subsequently, NB Acquisition merged into FNB, and converted into a limited liability company, NBP, under Delaware law. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets FNB held before the consummation of the transactions, including equity in subsidiaries, except that, concurrent with the closing of the Acquisition, Farmland retained a 49% interest in a NBP subsidiary, National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Acquisition, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.  From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in National Beef aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

The following table sets forth the approximate sources and uses of funds (in millions) in connection with the Acquisition as it occurred on August 6, 2003.

Sources		Uses
Available cash in FNB	$3.2	Purchase of Farmland’s interest	$232.0
Revolving credit facility (1)	16.0	Refinancing of existing
Term loan	125.0	credit facility	103.1
Senior notes	160.0	USPB’s investment in FNB	91.4
NBPCo Holdings' equity of NBP (2)	35.4	Membership interests issued as
USPB’s initial interest in NBP (3)	96.4	deferred compensation (4)	10.0
NBP Management’s equity of NBP (4)	15.6	Transaction costs (5)	15.1
Total	$451.6	Total	$451.6

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

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

Capital Structure of NBP

Class A Interests - Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP's tax year quarters in cash to the extent permitted by NBP's senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests - Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of NBP's remaining taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B‑2 interests) issued to management of NBP are in the form of "profits interests" issued in exchange for services previously rendered. The B‑2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Minority Interest represents Class A, B, and C interests held by management of NBP and NBPCo Holdings, which include repurchase rights of the holders (see Note 11).

Prior to the current ownership, NBP was organized as a limited partnership of which NBPCo., LLC and USPBCo., LLC were the general partners and Farmland and USPB were the limited partners. Farmland was the ultimate parent company of NBPCo., LLC and USPB was the ultimate parent company of USPBCo., LLC.

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

(b)       Fiscal Year

The Company's fiscal year ends on the last Saturday in August. Fiscal years 2005, 2004, and 2003 consisted of fifty‑two week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

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

 (d)      Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of August 27, 2005, the Company had cash and cash equivalents of $54.4 million, including $3.9 million restricted to NBP IRB approved expenditures.  As of August 28, 2004, the Company had cash and cash equivalents of $43.6 million, including $8.4 million restricted to NBP IRB approved expenditures.

(e)        Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is the Company's best estimate of the amount of probable returns and credit losses in its existing accounts receivable. The Company determines these allowances based on historical experience and management's judgments. Specific accounts are reviewed individually for collectibility.

(f)        Inventories

Inventories consist primarily of meat products and supplies. Product inventories are stated at the lower of cost or market. The cost of inventories of the beef‑packing operation, except supply inventories, is determined using the first‑in, first‑out (FIFO) method or market. The cost of all other inventories is determined using FIFO, specific, or average cost methods. The components of inventories are as follows (amounts in thousands):

	August 27,	August 28,
	2005	2004

Product inventories:
Dressed and boxed meat products	$66,993	$67,801
Beef by-products	8,476	9,158
Supplies	9,957	9,003
	$85,426	$85,962

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

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

The Company capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.0 million, $0.1 million and $0.02 million for the fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 27, 2005 and August 28, 2004 follows (dollars in thousands):

	2005	2004
Land and improvements	$13,462	$7,817
Building and improvements	63,994	60,601
Machinery and equipment	157,158	139,833
Furniture and fixtures	3,449	2,985
Trailers and automotive equipment	1,481	2,233
Computer equipment	37	36
Construction in process	18,912	29,398
Total property, plant and equipment, at cost	258,493	242,903
Accumulated depreciation	(43,331)	(20,844)
Property, plant, and equipment, net	$215,162	$222,059

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(h)       Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. The Company had unamortized costs of $7.2 million and $8.7 million for the fiscal years ended August 27, 2005 and August 28, 2004, respectively. In fiscal year 2003, NBP capitalized $10.3 million in debt issuance costs associated with the credit facility and with the issuance of Senior Notes. Effective December 30, 2004, the Company amended and restated its existing senior credit facility with a consortium of banks, additionally capitalizing $1.7 million in debt issuance costs.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19. Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14. Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were expensed during the fiscal year ended August 27, 2005.  The remaining costs are being amortized over the life of the related debt instruments.  Amortization of $1.2 million, $1.7 million and $0.1 million was charged to interest expense during the fiscal years ended August 27, 2005, August 28, 2004 and the 24 days ended August 30, 2003, respectively, related to these costs.

 (i)       Goodwill and Other Intangible Assets

SFAS No. 142. Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  The fair value of each reporting unit is calculated using estimates of future cash flows. See Note 3 for a discussion of the purchase accounting associated with the Acquisition and the determination of additional goodwill.  In accordance with SFAS No. 142, goodwill was tested for impairment and, as of August 27, 2005, management determined there was no impairment.

The excess of the Company's investment in FNB over its share of the underlying net assets of FNB prior to the Acquisition, which was classified as a part of the investment in FNB, had been amortized on a straight‑line basis over twenty‑five years and was recognized as an adjustment to equity in earnings. At August 31, 2002, the unamortized balance of this excess amounted to $40.2 million.

In connection with the Acquisition, intangible assets were identified and valued by an independent third party. As a result of this valuation, to the extent of the approximately 71.2% change of ownership, Trademarks were recorded at $20.4 million and Customer Relationships were recorded at $11.3 million. Trademarks are not scheduled for amortization due to their expected indefinite useful life. NBP amortizes the recorded fair value of the Customer Relationships over 7 years on a straight-line basis. For the fiscal years ended August 27, 2005, August 28, 2004 and for the 24 days ended August 30, 2003, the Company recognized $1.6 million, $1.5 million and $0.2 million, respectively, of amortization expense. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company's balance sheet as of August 27, 2005, for each of the next five years and thereafter:

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Estimated amortization expense for fiscal years ended:

(dollars in thousands)
2006	$1,613
2007	1,613
2008(1)	1,644
2009	1,613
2010	1,505
Thereafter	-

(1) FYE 2008 consists of 53 weeks.

(j)        Overdraft Balances

The majority of the Company's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances is reflected in financing activities on the statement of cash flows.  Overdraft balances of $62.1 million and $56.3 million were included in trade accounts and cattle purchases payables at August 27, 2005 and August 28, 2004, respectively.

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

(n)       Income Taxes

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, a company is not taxed on amounts of patronage and non-patronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts are instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would be taxed to the Company similar to a corporation and the patrons would be taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of being passed through to the patrons in the form of a patronage dividend.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying fiscal 2004 Consolidated Financial Statements on a portion of its earnings for periods after August 6, 2003 to provide for such potential recharacterization of income from patronage source to non-patronage source, which may be asserted by the Internal Revenue Service.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

The provision for income taxes for NBP is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the difference between the final statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

 (o)      Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short‑term trade receivables and payables, approximate their fair values due to the short‑term nature of the instruments. At August 27, 2005, the Senior Notes had a carrying value of $160.0 million and a fair value of $166.7 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank. The carrying value of other debt also approximates its fair value at August 27, 2005, as substantially all such debt has a variable interest rate.

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

(r)        Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $2.5 million, $1.7 million and $0.09 million in the years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

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

(t)        Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at a price determined prior to the delivery of the cattle as well as firm commitments to sell certain beef at a sales price determined prior to shipment. In accordance with SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for these futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market.  SFAS No. 133 imposes extensive record-keeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net impact on net income until the hedged transaction affects net income. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings. While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive record-keeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 27, 2005 and August 28, 2004 is not significant.

 (u)      Earnings Per Unit

Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who leased delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder's proportionate share of underlying equity in the Company.  Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows, along with the pro forma amounts for the prior years assuming the conversion to an LLC was retroactively applied.

Basic EPU excludes dilution and is computed by dividing income available to unitholders by the weighted-average number of linked Class A and Class B units outstanding for the period.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Diluted EPU reflects the potential dilution that could occur if potential unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A and Class B units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A and Class B units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 units at $55 per unit for the periods as provided in the CEO employment agreement.

Earnings Per Linked Unit Calculation

(In thousands, except unit and per unit data)	52 weeks ended
		Pro-Forma	Pro-Forma
	August 27, 2005	August 28, 2004	August 30, 2003
Basic earnings per unit
Income available to unitholders (numerator)	$8,639	$19,096	$24,230

Outstanding units (denominator)	691,845	691,845	691,845

Per unit amount	$12.49	$27.60	$35.02

Diluted earnings per unit
Income available to unitholders (numerator)	$8,639	$19,096	$24,230

Outstanding units	691,845	691,845	691,845
Effect of dilutive securities - unit options	13,218	12,903	11,916
Units (demoninator)	705,063	704,748	703,761

Per unit amount	$12.25	$27.10	$34.43

(3)       Equity Investment and Purchase Accounting

Through August 6, 2003, the Company accounted for its non-controlling 28.7866% investment in FNB on the equity method of accounting. The excess of the Company's investment in FNB over its share of the underlying net assets of FNB was being amortized, prior to September 1, 2002, on a straight-line basis over a period of 25 years and recognized as an adjustment to equity in earnings.

A summary of the activity in the investment account for the 340 days ended August 6, 2003 (dollars in thousands):

2003
Balance at beginning of period	$83,105
Equity in earnings	22,586
Distributions received	(9,257)
USPB basis at date of acquisition (1)	(96,434)
Balance at end of period	$-

(1)       Includes a distribution of approximately $5.0 million that was declared by FNB but had not been received as of August 6, 2003.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Summary financial data for FNB for the 340 days ended August 6, 2003 follows (dollars in thousands):

340 days
ended
August 6,
2003
Revenues	$3,378,623
Costs and expenses	3,300,162
Net income	$78,461

During 2003, USPB acquired a controlling interest in FNB, as more fully described in Note 1 as the Acquisition. The Acquisition has been accounted for using the purchase method of accounting as of August 6, 2003. The allocation of the purchase price to the net assets acquired has been performed in accordance with SFAS No. 141, giving consideration to EITF 88‑16, and resulted in goodwill of approximately $78.9 million. The beginning equity of NBP reflects the predecessor basis of USPB's interest in FNB plus the cash contributed by USPB and the new members of NBP, and the contribution of earned deferred compensation by certain members of management of NBP. The calculation of the allocated purchase price for the Acquisition, as presented below, reflects the net book value of the business as of August 6, 2003. In addition, the allocation of the purchase price reflects the fair value of the individual assets acquired and liabilities assumed to the extent of the approximate 71.2% change in ownership. The purchase of the controlling interest was consummated by USPB following the bankruptcy of Farmland in order to maintain its relationship with NBP.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Acquisition. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Interest is calculated as follows (dollars in thousands):

Total purchase price and other consideration for Acquired Interest	$232,000
Fees and expenses	4,821
$236,821
Net book value of Acquired Interest on August 6, 2003	(114,635)
Excess purchase price to be allocated	$122,186
Amount allocated to:
Property, plant, and equipment	$51,738
Trademarks	20,438
Customer relationships	11,323
Goodwill	38,687
Excess purchase price allocated	$122,186
USPB’s predecessor basis in FNB	$91,447
Net book value of USPB’s interest on August 6, 2003	(51,276)
Excess of USPB’s basis over net book value at August 6, 2003
attributable to goodwill	$40,171
Goodwill reconciliation:
Allocated to goodwill from Acquired Interest	$38,687
Excess of USPB’s basis attributable to goodwill (previously included
as a component of Investment in FNB)	40,171
Total goodwill	$78,858

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

 (4)      Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements to finance the Acquisition described in Note 1 and to provide liquidity to operate the business on a going forward basis.  As of August 27, 2005 and August 28, 2004, debt consisted of the following (dollars in thousands):

	August 27,	August 28,
	2005	2004
Short-term debt:
Current portion of long-term debt (term loan)(a)	$1,030	$1,030
Current portion of long-term debt (term loan)(b)	-	9,375
Current portion of capital lease obligations(e)	-	78
	$1,030	$10,483
Long-term debt:
Term loan facility, net of current portion(a)	$5,148	$6,178
Term loan facility, net of current portion(b)	120,000	109,375
Senior Notes(c)	160,000	160,000
Industrial Development Revenue Bonds(d)	13,850	13,850
Revolving credit facility(b)	15,000	42,059
Long-term capital lease obligations and other(e)	-	350
	$313,998	$331,812
Total debt	$315,028	$342,295

The aggregate principal maturities of long‑term debt for each of the five fiscal years and thereafter following August 27, 2005 are as follows (dollars in thousands):

2006	$1,030
2007	1,030
2008	1,030
2009	1,030
2010	33,880
After 2010	277,028
$315,028

(a)        CoBank Term Debt

Effective August 28, 2004, the CoBank debt was amended for extended terms and favorable changes to the interest rate and covenants.  Under the new amendment, CoBank term debt is payable in equal quarterly installments with final payment due in July 2011, bearing interest at the LIBOR index plus a rate margin based on an NBP leverage ratio, adjusted quarterly (6.01% at August 27, 2005, 4.10% at August 28, 2004 and 3.36% at August 30, 2003).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

The debt agreement with CoBank contains certain covenants which require, among other things: reporting requirements, a minimum working capital reserve, a minimum debt service coverage ratio, a minimum net worth, restrictions on transactions with related parties and restrictions on dividend payments. The Company was in compliance with all CoBank debt covenants as of August 27, 2005. The debt is secured by USPB's interest in NBP.

The Company's rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at August 27, 2005 and August 28, 2004 and 2.25% at August 30, 2003.

(b)       Senior Credit Facilities

Senior Credit Facilities- Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks which allow borrowings from time to time under a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that is subject to certain borrowing base limitations and that matures in December 2009.  The amended and restated credit facility is secured by a first priority lien on substantially all of NBP's assets.  At NBP's election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of August 27, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (6.1%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (6.0%).  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) NBP's election (the Conversion Date).  After the Conversion Date the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA ratio.  A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility, and this fee also will vary after the Conversion Date depending on NBP's funded debt to EBITDA ratio.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 27, 2005, NBP's amended and restated credit facility consisted of a $120 million term loan, of which $120.0 million was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million based on the most restrictive financial covenant calculation.

Repayment and Prepayment. The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date.

Affirmative Covenants. NBP's senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

Negative Covenants. NBP's senior credit facilities contain customary negative covenants, including covenants restricting its ability to incur additional indebtedness, sell or dispose of assets, make capital expenditures, pay certain dividends and prepay or amend certain indebtedness, among other restrictions.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Financial Covenants. These facilities also impose certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On August 27, 2005, NBP was in compliance with all financial covenants under its senior credit facilities.

After the Conversion Date, NBP will be subject to the following financial covenants:

(i)    A maximum Funded Debt to EBITDA Ratio, as follows:

Funded Debt
to EBITDA                                                    Fiscal Quarter Ended
4.50 to 1.00                                                    August 31, 2005 through May 31, 2006
4.25 to 1.00                                                    August 31, 2006 through November 30, 2006
4.00 to 1.00                                                    February 28, 2007 through May 31, 2007
3.75 to 1.00                                                    August 31, 2007 and thereafter

(ii)   A maximum Senior Secured Funded Debt to EBITDA Ratio, as follows:

Senior Secured
Funded Debt
to EBITDA Ratio                                          Fiscal Quarter Ended
3.25 to 1.00                                                    August 31, 2005 through May 31, 2006
2.75 to 1.00                                                    August 31, 2006 and thereafter

(iii)  A minimum four-quarter rolling EBITDA, as follows:

EBITDA                                                         Fiscal Quarter Ended
$72,000,000                                                    August 31, 2005 through May 31, 2006
$75,000,000                                                    August 31, 2006 through May 31, 2007
$85,000,000                                                    August 31, 2007 and thereafter

(iv)  A minimum four-quarter rolling Debt Service Coverage Ratio, as follows:

Debt Service Coverage Ratio                     Fiscal Quarter Ended
2.00 to 1.00                                                    August 31, 2005 and thereafter

Effective July 7, 2005, the amended and restated senior credit facility was amended to allow NBP to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as NBP is not in default under the facility at the time of the purchase or as a result of the purchase.

Effective October 14, 2005, the amended senior credit facility was further amended to reflect changes in the covenant limiting its net capital expenditures.  There were no changes to the remaining covenants in the credit facility.  NBP's net capital expenditures are now limited to amounts in each period as follows:  $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter.  Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(c)       Senior Notes

In connection with the Acquisition, on August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, and commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP's restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

As of August 27, 2005, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(d)       Industrial Development Revenue Bonds

In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP.  Under the transaction, the City purchased NBP's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Predecessor's behalf to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. These bonds were assumed by NBP in connection with the Transaction. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP's senior credit facilities.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 2.3% in 2005, 1.3% in 2004 and 1.5% in 2003. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP's behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

 (e)      Capital and Operating Leases

NBP leases a variety of buildings and equipment, as well as tractors and trailers subsequent to the acquisition of National Carriers in March 2003, under operating lease agreements that expire in various years. Future minimum lease payments required at August 27, 2005, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
	(dollars in thousands)
For the fiscal years ended August:
2006	$-	$8,514
2007	-	7,067
2008	-	6,115
2009	-	4,109
2010	-	3,650
Thereafter	-	5,507
Net minimum lease payments	$-	$34,962
Less amount representing interest	-
Present value of net minimum lease payments	$-

Effective August 31, 2005, NBP acquired a material handling system for its Liberal, Kansas, beef facility under a capital lease obligation for five years.  Future minimum lease payments are $1.0 million each year for the fiscal years ended 2006, 2007, 2008, 2009 and 2010, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Rent expense associated with operating leases was $10.6 million, $8.5 million and $0.5 million, for fiscal years 2005, 2004 and 2003, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

(f)         Utilities Commitment

Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP eleven miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in fiscal year 2005.  Payments under the commitment will be $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, and $1.7 million in fiscal year 2010, with the remaining balance of $11.4 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company's facilities.   NBP's estimated cattle commitments as of August 27, 2005 were $61.0 million.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

On August 31, 2002, the notional amount of the interest rate exchange agreement was realigned with the principal balance of the debt obligation, effectively fixing the interest rate on approximately $9.1 million of the variable rate debt to a fixed rate of 6.153% plus the applicable rate margin (note 4). The rate margin was 2.50% at August 28, 2004 and 2.25% at August 30, 2003. As a result of this development, the Company designated the revised interest rate exchange agreement as a hedge of its forecasted variable rate interest payments and determined the hedge is and will continue to be highly effective in accordance with SFAS No. 133.  In 2003, the Company recorded the change in the fair value of its interest rate swap as an increase to equity through Accumulated Other Comprehensive Income (AOCI), rather than as other income.  In 2004, the balance in the AOCI of $256,430 was adjusted to recognize the fair value of the interest rate swap as other income and current year changes in the fair value of the remaining notional amount of the exchange agreement were charged to operations in accordance with SFAS No. 133.  Changes in the fair value were charged to operations.  This interest rate exchange agreement expired on January 3, 2005 and at this time the Company does not anticipate entering into another interest rate exchange agreement.

(6)       Employee Compensation and Benefits

The cooperative had established a phantom stock option plan which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the Conversion, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  During this period when unitholders of USPB are required to transfer each Class A unit with a corresponding Class B unit, a phantom Class A unit cannot be exercised without a corresponding Class B unit being exercised.  The Company recognized $0.3 million, $0.4 million, and $0.5 million in compensation expense under this plan for the years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

The Company maintains tax‑qualified employee savings and retirement plans (the 401(k) Plans) covering its non-union employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of a percentage of their annual compensation (prescribed by the 401(k) Plans) or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plans, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $0.7 million, $0.5 million and $0.1 million for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million for fiscal year ended August 27, 2005, $0.6 million for fiscal year ended August 28, 2004, and $0.0 million for the 24 days ended August 30, 2003.

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $1.9 million and $0.0 million for fiscal years 2005, 2004 and 2003, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 27, 2005 is a rate of 9% per year, declining by 1% per year to an ultimate rate of 5% in 2009 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6.25%.  The unfunded accumulated benefit obligation was $3.6 million and $3.7 million at August 27, 2005 and August 28, 2004, respectively, and has been recorded as a liability in the financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(7)       Other Income

Other, net expenses were $2.4 million for FYE 2005 compared to income $2.4 million in FYE 2004, a variance of $4.8 million.  Fiscal year ended August 27, 2005 includes approximately $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's existing senior credit facility, offset by $0.5 million gain related to the securities received through the demutualization of a company which held annuities for NBP employees.  .  Fiscal year ended August 28, 2004 includes approximately $1.1 million gain NBP received through the demutualization of a company which held annuities for NBP employees.  Other income, net for fiscal 2003 includes fees associated with a bridge loan commitment obtained in connection with the Acquisition of approximately $1.7 million.

(8)       Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions (dollars in thousands):

	Year Ended
	August 27,	August 28,	August 30,
	2005	2004	2003
Current provision:
Federal	$1,339	$868	$(69)
State	388	155	(12)
Foreign	12	20	(3)
Total current tax expense (benefit)	1,739	1,043	(84)

Deferred provision:
Federal	263	131	9
State	48	23	2
Foreign	-	-	-
Total deferred tax expense	311	154	11
Total income tax expense (benefit)	$2,050	$1,197	$(73)

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

	Year Ended
	August 27,	August 28,	August 30,
	2005	2004	2003
Computed “expected” income tax expense	$3,741	$7,103	$8,455
Patronage deduction	-	(742)	(7,323)
Passthrough income	(2,076)	-	-
Deferred patronage	-	(1,874)	(603)
Foreign income exclusion	-	(162)	(551)
State taxes, net of federal	288	(116)	(7)
Foreign taxes	-	-	(3)
Recognition of initial net deferred tax asset	-	-	(4,394)
Adjustment of deferred taxes upon conversion to an LLC	1,375	-	-
Change in valuation allowance upon conversion to an LLC	(1,375)	(3,019)	4,394
Other	97	7	(41)
Total income tax expense (benefit)	$2,050	$1,197	$(73)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2005 and August 28, 2004 are presented below (dollars in thousands):

Deferred tax assets:	2005	2004
Accounts receivable, due to allowance for doubtful accounts	$172	$682
Expense accruals	-	52
Investments	-	39
Charitable contribution carryforward	-	35
Self-insurance and workers compensation accruals	1,605	6,046
Total gross deferred tax assets before evaluation allowance	1,777	6,854
Valuation allowance	-	(1,375)
Total gross deferred tax assets	1,777	5,479
Deferred tax liabilities:
Goodwill and other intangible assets	-	642
Prepaid expenses	-	204
Property, plant, and equipment, principally due to differences in depreciation	820	3,365
Total gross deferred tax liabilities	820	4,211
Net deferred tax assets	$957	$1,268

Net deferred tax assets and liabilities at August 27, 2005 and August 28, 2004 are included in the consolidated balance sheet as follows (dollars in thousands):

	2005	2004
Other current assets	$1,777	$2,435
Other liabilities	820	1,167
	$957	$1,268

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

Upon the acquisition of FNB in 2003, USPB established deferred tax assets attributable to differences between financial statement and tax basis of assets and liabilities. Although such differences could have resulted in non-patronage income (expense) in future periods, management believed that it was more likely than not that the results of future non-patronage operations would not generate sufficient taxable income to realize the deferred tax assets. Accordingly, a valuation allowance of $1.4 million had been recorded at August 28, 2004.

During FYE 2005, USPB converted to a limited liability company (LLC) as discussed in Note 10.  Accordingly, the net deferred tax assets at August 28, 2004, together with the related valuation allowance established under the cooperative structure as a result of the acquisition were reversed resulting in no net impact to fiscal year 2005 tax expense.  The remaining net deferred tax assets and liabilities at August 27, 2005 result from National Carriers, Inc., a C Corp subsidiary of NBP.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets associated with National Carriers, Inc., a taxable subsidiary.  Accordingly, no valuation allowance has been provided at August 27, 2005.

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, it was not taxed on amounts of patronage and nonpatronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts were instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would have been taxed to the Company similar to a corporation and the patrons would have been taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of passed through to the patrons in the form of a patronage dividend.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying fiscal year 2004 consolidated financial statements on a portion of its earnings for periods from August 6, 2003 to August 29, 2004 (date of conversion to an LLC) to provide for such potential recharacterization of income from patronage-source to nonpatronage source, which may be asserted by the Internal Revenue Service.

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations of the LLC are included in the taxable income of the individual members.

 (9)      Related Party Transactions

All of the Company's directors hold units of the Company.  By virtue of their ownership of the units, each of these individuals is obligated to deliver cattle to the Company. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders of the Company for the delivery of their cattle.

All sales of USPB are to NBP.  During the fiscal year ended August 27, 2005 USPB and its owners and associates provided approximately 19% of NBP's cattle requirements. During the fiscal years ended August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, USPB provided approximately 18%, 17%, and 22%, respectively, of NBP's cattle requirements.  The purchase price for the cattle is determined by NBP's pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

At August 27, 2005 and August 28, 2004, the Company had payables due to members for the purchase of cattle in the amount of $0.0 million and $3.6 million, respectively. All cattle purchases during the respective periods were from members.  At August 27, 2005 and August 28, 2004, the Company had payables to members for the return of nondelivery penalties in the amount of $1.1 million and $0.0 million, respectively. At August 27, 2005 and August 28, 2004, the Company had receivables from members for non-delivery penalties in the amount of $0.5 million and $1.2 million, respectively.

NBP entered into various transactions with Beef Products, Inc., a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party. Our aggregate sales of trim to BPI in FYE 2005, 2004 and the 24 days ending August 20, 2003 were approximately $61.2 million, $52.7 million, and $1.9 million, respectively.  Our aggregate purchases of processed lean beef from BPI in FYE 2005, 2004 and the 24 days ending August 20, 2003 were approximately $19.1 million, $16.7 million, and $1.1 million, respectively.  At August 27, 2005 and August 28, 2004, the amounts due from Beef Products, Inc. were approximately $2.5 million and $2.9 million, respectively.  At August 27, 2005 and August 28, 2004, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease was for five years and could have been terminated by either John R. Miller Enterprises, L.L.C. or NBP on 90 days' prior written notice. During the fiscal years ended August 27, 2005 and August 28, 2004 and the 24 days ended August 30, 2003, NBP paid $0.07 million, $ 0.2 million and $0.02 million, respectively, to lease the aircraft and $0.03 million, $ 0.07 million and $0.0 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.   The lease expired on December 15, 2003.  NBP still uses this aircraft on an as-needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment NBP paid while the lease was active.  There is currently no lease agreement in effect for this aircraft.

 In March 2001, the Predecessor entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, L.L.C. or NBP requests termination within 90 days of the end of the lease term. During the fiscal year ended August 28, 2004 and  the 24 days ended August 30, 2003, NBP paid $0.4 million and $0.04 million, respectively, to lease the aircraft and $0.05 million and $0.01 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  This lease was terminated effective at the end of May 2004.

 In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal years ended August 27, 2005 and August 28, 2004, NBP paid $0.5 million and $0.3 million, respectively, to lease the aircraft and $0.1 million and $0.08 million, respectively, into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, NBP paid $0.5 million to lease the aircraft and $0.06 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

(10)     Capital Shares and Equities

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

Cooperative Structure

Prior to the Conversion on August 29, 2004, the Company was organized as a cooperative.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(a)       Common Stock

The cooperative was authorized to issue 5,000,000 shares of common stock, $0.01 par value. At August 28, 2004, there were 691,845 shares of common stock issued and outstanding. Ownership of common stock was restricted to agricultural producers of cattle, as defined, who resided in the territory served by the cooperative, and who qualify for membership in the cooperative. Membership requirements included payments of membership and registration fees, execution of a Uniform Delivery and Marketing Agreement, and approval by the Board of Directors.

Members holding at least 100 shares of common stock were entitled to vote; however, each voting member had only one vote regardless of the number of shares of common stock held. No dividends were paid on the common stock.

(b)       Preferred Stock

The cooperative was authorized to issue 5,000,000 shares of preferred stock, $0.01 par value. At August 28, 2004, there were no shares of preferred stock issued or outstanding. Preferred stock had no voting rights. Dividends could have been paid as determined by the Board of Directors.

(c)        Members' Contributed Capital

Members' contributed capital represented amounts paid in excess of the par value of common stock, and membership and registration fees collected from members.

(d)       Nondelivery Fee

A nondelivery fee represents amounts retained by the cooperative ($12 per head) in relation to the nondelivery of cattle by members in accordance with the Uniform Delivery and Marketing Agreement. A nondelivery fee was held by the cooperative and then distributed back to the members upon approval of the Board of Directors. There were $1.3 million in outstanding nondelivery fees as of August 28, 2004.

(e)       Patronage Refunds

The cooperative paid patronage refunds with respect to cattle delivered to the cooperative in the form of cash, stock, or written notices of allocation, or any combination thereof based on each member's patronage business with the cooperative. Patronage refunds for reinvestment represented the portion of patronage refunds payable from current year earnings in equities.

For purposes of patronage refunds, current year earnings were determined in accordance with federal income tax regulations. For the years ended August 28, 2004 and August 30, 2003, 45.12% and 40% of current year earnings was distributed in cash and the remaining 54.88% and 60% were distributed in equities, respectively.

The difference in net income for financial reporting purposes, determined in accordance with accounting principles generally accepted in the United States of America, and current patronage refunds determined on a federal taxable income basis was reflected as deferred patronage.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(f)        Unallocated Equity

Unallocated equity represented equities not allocated to members. Unallocated equity at August 28, 2004 was as follows (dollars in thousands):

2004
Deferred patronage	$9,492
Earned surplus	16,883
$26,375

Earned surplus consisted of foreign sales income not distributed, the net loss incurred during the Company's development stage (prior to December 1, 1997) and corporate subsidiaries.

 (11)    Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the period from the date of issuance to the earliest redemption date of the respective interests using the interest method. At August 27, 2005, the minority interest in National Beef, included in the minority interest in the accompanying Consolidated Balance Sheet, was revalued by an independent appraisal process, and the value was determined to be $64.2 million.  Under the interest method, the carrying value of the minority interest in NBP approximates the fair value of $64.2 million, as reflected in the accompanying Consolidated Balance Sheet as of August 27, 2005.

 (12)    Legal Proceedings

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNB or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNB in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  The opt-out deadline was October 31, 2005, but the number of opt outs will not be known to the Company until plaintiffs file a report, which is due November 30, 2005.  Discovery has been completed.  Trial is set for April 3, 2006.  Management believes that FNB acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

The Company is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

(13)     Business Segments

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

(a)       Customer Concentration

In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented 7.0% of total sales, with no other customer representing more than 3.7% of total sales.  In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented 9.1% of total sales, with no other customer representing more than 3.3% of total sales. In the fiscal year ended August 30, 2003, one customer with its consolidated subsidiaries represented approximately 10.3% of total sales with no other single customer representing more than 2.9% of total sales.

 (b)      Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended 2005 and 2004 and the 24 days ended August 30, 2003 of approximately $295.2 million, $395.5 million and $48.9 million, respectively. No single country accounted for more than 10% of total sales. The amount of assets maintained outside the United States of America is not material.

 (14)    United States BSE Outbreak

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained.  The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005.  In FYE 2003, 2004 and 2005, NBP's total export sales were approximately 17%, 10% and 7%, respectively, of total net sales.

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005, but was delayed by litigation.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle. The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict.  Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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

(15)     Quarterly Results (Unaudited)

Selected quarterly financial data for 2005 and 2004 is set forth below (dollars in thousands):

				Basic	Diluted
		Operating	Net	Earnings Per	Earnings Per
	Net sales	Income	Income	Linked Unit	Linked Unit
2005 quarterly results:
November 27, 2004	$1,050,720	$1,860	$(2,982)	$(4.31)	$(4.23)
February 26, 2005	1,026,727	(2,842)	(7,453)	$(10.77)	$(10.57)
May 28, 2005	1,126,574	28,604	11,097	$16.04	$15.74
August 27, 2005	1,134,899	22,933	7,977	$11.53	$11.31
	$4,338,920	$50,555	$8,639
2004 quarterly results:
November 29, 2003	$1,058,306	$25,213	$9,607
February 28, 2004 (1)	932,036	6,447	225
May 29, 2004	1,018,740	16,126	3,928
August 28, 2004	1,084,399	16,030	5,336
	$4,093,481	$63,816	$19,096

(1)         As more fully described in Note 14, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.

Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who leased delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder's proportionate share of underlying equity in the Company.  Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the table above.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 27, 2005, August 28, 2004 and August 30, 2003

(16)     Subsequent Events

On September 23, 2005, the Company made a cash distribution to each of its members in the amount of $1.73 for the linked combination of each Class A unit and Class B unit held by such members.  The distribution was approved by the Company's Board of Directors on September 16, 2005 and was paid to all members of record as of June 25, 2005.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-40

Consolidated Balance Sheets at August 27, 2005 and August 28, 2004	F-41

Consolidated Statements of Operations for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-42

Consolidated Statements of Cash Flows for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-43

Consolidated Statements of Partners' and Members' Capital for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-44

Consolidated Statements of Comprehensive Income for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-45

Notes to Consolidated Financial Statements	F-46

Report of Independent Registered Public Accounting Firm

The Board of Managers and Stockholders
National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (Successor) as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the fiscal years ended August 27, 2005 and August 28, 2004 and for the 24 days ended August 30, 2003 (Successor periods), and the consolidated statements of operations, partners' capital, comprehensive income, and cash flows of Farmland National Beef Packing Company, LP and subsidiaries (Predecessor) for the 340 days ended August 6, 2003 (Predecessor period).  These consolidated financial statements are the responsibility of the Companies' management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 27, 2005 and August 28, 2004, and the results of their operations and cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles.  Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Farmland National Beef Packing Company, LP and subsidiaries for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, LP and subsidiaries in a business combination accounted for as a purchase.  As a result of the transaction, the consolidated financial information for the periods after the acquisition (Successor periods) are presented on a different cost basis than that for the period before the acquisition (Predecessor period) and, therefore, are not comparable.

KPMG LLP
Kansas City, Missouri
November 4, 2005

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	August 27, 2005	August 28, 2004
Assets
Current assets:
Cash and cash equivalents	$33,872	$27,998
Accounts receivable, less allowance for returns and doubtful accounts of $3,903 and $5,614, respectively	170,851	177,614
Due from affiliates	2,475	2,873
Other receivables	3,385	3,288
Inventories	85,426	85,962
Other current assets	9,920	10,782
Total current assets	305,929	308,517

Property, plant and equipment, at cost:
Land and improvements	13,462	7,817
Buildings and improvements	63,994	60,601
Machinery and equipment	157,092	139,761
Trailers and automotive equipment	1,419	2,148
Furniture and fixtures	3,373	2,913
Construction in progress	18,912	29,398
	258,252	242,638
Less accumulated depreciation	43,114	20,633
Net property, plant, and equipment	215,138	222,005
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $3,335 and $1,722, respectively	28,426	30,039
Other assets	6,326	7,102
	$634,677	$646,521
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$-	$9,453
Cattle purchases payable	54,394	49,569
Accounts payable - trade	42,465	39,207
Due to affiliates	399	416
Accrued compensation and benefits	18,638	17,555
Accrued insurance	15,528	13,903
Other accrued expenses and liabilities	8,234	6,860
Distributions payable	4,621	5,541
Total current liabilities	144,279	142,504
Long-term debt, excluding current installments	308,850	325,634
Other liabilities	4,738	5,237
Total liabilities	457,867	473,375
Minority interest	753	632
Capital subject to redemption	64,218	62,476
Members' capital:
Members' capital	111,804	110,025
Accumulated other comprehensive income	35	13
Total Members' capital	111,839	110,038
Commitments and contingencies	-	-
	$634,677	$646,521
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
Net sales	$4,338,920	$4,093,481	$282,832	$3,378,623
Costs and expenses:
Cost of sales	4,229,903	3,973,636	264,776	3,250,960
Selling, general, and administrative	30,466	29,616	2,098	24,356
Depreciation and amortization	24,449	21,170	2,055	18,368
Total costs and expenses	4,284,818	4,024,422	268,929	3,293,684
Operating income	54,102	69,059	13,903	84,939
Other income (expense):
Interest income	380	549	41	511
Interest expense	(28,552)	(25,909)	(1,690)	(5,560)
Minority owners' interest in net income of Kansas City Steak, LLC	(160)	(313)	(2)	(121)
Equity in loss of aLF Ventures, LLC	(577)	(837)	(41)	(1,343)
Other, net	(2,555)	2,192	(1,714)	332
Income before taxes	22,638	44,741	10,497	78,758
Income tax (expense) benefit	(1,859)	(729)	74	(297)
Net income	$20,779	$44,012	$10,571	$78,461

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
Cash flows from operating activities:
Net income	$20,779	$44,012	$10,571	$78,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,449	21,170	2,055	18,368
Loss (gain) on disposal and impairment of property, plant, and equipment	703	42	598	(10)
Minority interest	121	213	2	162
Write-off of debt issuance costs	2,552	-	-	-
Change in assets and liabilities:
Accounts receivable	6,763	(21,756)	(8,535)	(30,015)
Due from affiliates	398	(2,141)	2,005	308
Other receivables	(97)	855	1,126	(3,173)
Inventories	536	(8,375)	(3,781)	(9,551)
Other assets	739	21,369	(323)	(2,087)
Accounts payable	2,724	1,801	632	10,551
Due to affiliates	(17)	33	(2,954)	(2,386)
Accrued compensation and benefits	1,083	(10,803)	(2,388)	8,634
Accrued insurance	1,625	(2,736)	4,468	2,827
Accrued expenses and liabilities	875	809	7,361	(2,917)
Cattle purchases payable	(459)	1,191	3,953	(5,763)
Net cash provided by operating activities	62,774	45,684	14,790	63,409
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(18,200)	(32,471)	(1,698)	(31,996)
Acquisition of interest in Predecessor Entity	-	-	(236,821)	-
Acquisition of National Carriers, Inc.	-	-	-	(5,025)
Proceeds from sale of property, plant, and equipment	1,528	1,301	226	304
Net cash used in investing activities	(16,672)	(31,170)	(238,293)	(36,717)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(27,059)	29,750	12,448	(204)
Repayments of term note payable	(2,344)	(6,250)	-	-
Borrowings under term note payable	3,594	-	-	-
Proceeds from issuance of term note	-	-	21,875	-
Proceeds from issuance of senior notes	-	-	160,000	-
Cash paid for financing costs	(1,653)	-	(10,283)	-
Change in overdraft balances	5,818	443	9,501	(1,330)
Principal payments of debt	-	-	-	(9,375)
(Repayments) acquisition of other indebtedness	(428)	(501)	(73)	1,001
Member contributions	-	-	45,964	-
Member distributions	(18,178)	(41,276)	-	-
Partnership distributions	-	-	-	(32,158)
Net cash (used in) provided by financing activities	(40,250)	(17,834)	239,432	(42,066)
Effect of exchange rate changes on cash	22	14	(1)	4
Net increase (decrease) in cash	5,874	(3,306)	15,928	(15,370)
Cash and cash equivalents at beginning of period	27,998	31,304	15,376	30,746
Cash and cash equivalents at end of period	$33,872	$27,998	$31,304	$15,376
Supplemental Disclosures:
Cash paid during the period for interest	$25,193	$23,839	$316	$4,957
Cash paid during the period for taxes	$2,354	$633	$203	$67

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statements of Partners' and Members' Capital
(in thousands)

	Predecessor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries
	General partners	Limited partners	Total
Balance at August 31, 2002	$4,107	$132,809	$136,916
Allocation of net income	2,354	76,107	78,461
Distributions	(1,117)	(36,138)	(37,255)
Foreign currency translation adjustments	-	4	4
Balance at August 6, 2003	$5,344	$172,782	$178,126

	Successor Entity
	National Beef Packing Company, LLC and Subsidiaries
	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C(a)	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units for cash	33,068	7,896	-	40,964
Contribution of earned deferred compensation for Class B-2 Units and rights to Class A and Class C Units	9,086	-	914	10,000
Allocation of net income	-	4,437	514	4,951
Class A 5% Priority Distributions	(109)	-	-	(109)
Class B Distributions	-	(1,956)	(227)	(2,183)
Balance at August 30, 2003	$42,045	$10,377	$1,201	$53,623
Allocation of net income	1,649	15,924	1,844	19,417
Class A 5% Priority Distributions	(1,540)	-	-	(1,540)
Class B Distributions	-	(7,893)	(892)	(8,785)
Appraisal valuation adjustment	-	(214)	(25)	(239)
Balance at August 28, 2004	$42,154	$18,194	$2,128	$62,476
Allocation of net income	1,649	6,171	715	8,535
Class A 5% Priority Distributions	(1,777)	-	-	(1,777)
Class B Distributions	-	(4,495)	(521)	(5,016)
Appraisal valuation adjustment	-	-	-	-
Balance at August 27, 2005	$42,026	$19,870	$2,322	$64,218

	Members' Capital
	Class A	Class B-1	Accumulated Other Comprehensive Income	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units in exchange for U.S. Premium's interest in FNBPC	86,447	5,000	-	91,447
Issuance of Class B-1 Units for cash	-	5,000	-	5,000
Allocation of net income	-	5,620	-	5,620
Class A 5% Priority Distributions	(292)	-	-	(292)
Class B Distributions	-	(2,478)	-	(2,478)
Foreign currency translation adjustments	-	-	(1)	(1)
Balance at August 30, 2003	$86,155	$13,142	$(1)	$99,296
Allocation of net income	4,427	20,168	-	24,595
Class A 5% Priority Distributions	(4,135)	-	-	(4,135)
Class B Distributions	-	(9,971)	-	(9,971)
Appraisal valuation adjustment	-	239	-	239
Foreign currency translation adjustments	-	-	14	14
Balance at August 28, 2004	$86,447	$23,578	$13	$110,038
Allocation of net income	4,427	7,817	-	12,244
Class A 5% Priority Distributions	(4,771)	-	-	(4,771)
Class B Distributions	-	(5,694)	-	(5,694)
Appraisal valuation adjustment	-	-	-	-
Foreign currency translation adjustments	-	-	22	22
Balance at August 27, 2005	$86,103	$25,701	$35	$111,839

___
(a)      Class B-2 and Class C collectively have equal value and rights as Class B-1

          See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	Successor Entity	Successor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
Net income	$20,779	$44,012	$10,571	$78,461
Other comprehensive income(loss):
Foreign currency translation adjustments	22	14	(1)	4
Comprehensive income	$20,801	$44,026	$10,570	$78,465

See accompanying notes to consolidated financial statements

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND THE TRANSACTION

National Beef Packing Company, LLC (NBP or Successor), is a Delaware limited liability company which is the successor entity to the former Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) as a result of the transaction described below, which occurred on August 6, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003.

NBP sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, case-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. A wholly-owned subsidiary, National Carriers, Inc., (National Carriers) located in Liberal, Kansas, provides trucking services to NBP and third parties.

Approximately 2,700 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2007.

The Transaction-On June 12, 2003, U.S. Premium Beef, Ltd. (U.S. Premium Beef) entered into an agreement with Farmland Industries, Inc., (Farmland), to acquire all of the partnership interests in FNBPC held by Farmland, which approximated 71.2%. U.S. Premium Beef, which held the remaining interest in FNBPC, formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. U.S. Premium Beef, NBPCo Holdings, LLC (NBPCo Holdings), and certain members of management purchased equity in NB Acquisition for $46.0 million in cash. NB Acquisition used a portion of these funds to purchase all of the membership interest of an affiliate of Farmland that held Farmland's general partnership interest in FNBPC, giving NB Acquisition voting control of FNBPC. Immediately thereafter, to finance the purchase of Farmland's remaining interest, FNBPC issued $160.0 million of 10 1/2% Senior Notes due 2011 (the Senior Notes) and amended its existing credit facility. A portion of the proceeds of the Senior Notes offering and borrowings under the amended credit facility were transferred to NB Acquisition. Subsequently, NB Acquisition merged into FNBPC, and converted into a limited liability company, NBP, under Delaware law. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets FNBPC held before the consummation of the transactions, including equity in subsidiaries, except that, concurrent with the closing of the Transaction, Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Transaction, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.  From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in National Beef aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

The following table sets forth the approximate sources and uses of funds (in millions) in connection with the Transaction as it occurred on August 6, 2003.

Sources
Available cash	$3.2
Revolving credit facility(1)	16.0
Term loan	125.0
Senior Notes	160.0
NBPCo Holdings equity(2)	35.4
U.S. Premium Beef equity(3)	96.4
Management equity(4)	15.6
Total	$451.6

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The total purchase price (including expenses and other consideration) has been allocated to the net assets based on their estimated fair values at the date of acquisition to the extent of the approximately 71.2% change in ownership as of the date of closing. The Transaction is within the scope of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Emerging Issues Task Force (EITF) 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the interest of U.S. Premium Beef, a minority owner of the Predecessor, was carried over at its predecessor basis because a change in control has occurred in which U.S. Premium Beef obtained unilateral control of NBP. The excess of the purchase price over U.S. Premium Beef's predecessor basis of net assets acquired was recognized as a reduction in members' capital.

U.S. Premium Beef, NBPCo Holdings and management each hold Class A and Class B interests in NBP. In addition, members of management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP's tax year quarters in cash to the extent permitted by NBP's senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of NBP's remaining estimated taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management are in the form of "profits interests" issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders (see Note 9).

Prior to the current ownership, NBP was organized as a limited partnership of which NBPCo., L.L.C. and USPBCo., L.L.C. were the general partners and Farmland and U. S. Premium Beef were the limited partners. Farmland was the ultimate parent company of NBPCo., L.L.C. and U.S. Premium Beef was the ultimate parent company of USPBCo., L.L.C.

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

Accounting principles generally accepted in the United States of America require NBP's operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to August 7, 2003 in the historical financial statements. NBP's operating results subsequent to the Transaction are presented as the Successor's results in the historical financial statements and include the fiscal years ended August 27, 2005, August 28, 2004 and the 24 days ended August 30, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2005, 2004 and 2003 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 27, 2005, NBP had cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures.  As of August 28, 2004, NBP had cash and cash equivalents of $28.0 million, including $8.4 million restricted to IRB approved expenditures.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP's best estimate of the amount of probable returns and credit losses in NBP's existing accounts receivable. NBP determines these allowances based on historical experience and management's judgments. Specific accounts are reviewed individually for collectibility.

Inventories

Inventories consist primarily of meat products and supplies. Product inventories are stated at the lower of cost or market. The cost of inventories of the beef-packing operation, except supply inventories, is determined using the first-in, first-out (FIFO) method or market. The cost of all other inventories is determined using FIFO, specific, or average cost methods. The components of inventories are as follows (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 27, 2005	August 28, 2004

Product inventories:
Dressed and boxed meat products	$66,993	$67,801
Beef by-products	8,476	9,158
Supplies	9,957	9,003
	$85,426	$85,962

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

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.0 million, $0.1 million, $0.02 million, and $0.2 million for the fiscal years ended August 27, 2005 and August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, respectively.

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

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. In fiscal year 2003, NBP capitalized $10.3 million in debt issuance costs associated with the credit facility and with the issuance of Senior Notes. Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks, additionally capitalizing $1.7 million in debt issuance costs.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were expensed during the fiscal year ended August 27, 2005.  The remaining costs are being amortized over the life of the related debt instruments.  Amortization of $1.2 million, $1.7 million and $0.1 million was charged to interest expense during the fiscal years ended August 27, 2005 and August 28, 2004 and the 24 days ended August 30, 2003, respectively, related to these costs.  During the 340 days ended August 6, 2003, the Predecessor expensed the unamortized portion of $1.6 million of debt issuance costs associated with the credit facility prior to its amendment.  The Company had unamortized costs of $7.2 million and $8.7 million for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  In connection with the Transaction, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill, which has been allocated to the Core Beef segment.  See Note 3 for a discussion of the purchase accounting associated with the Transaction and the determination of goodwill.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 27, 2005, management determined there was no impairment.

Goodwill prior to the Transaction related to the initial formation of FNBPC and subsequent acquisition of the Dodge City, Kansas facility and represented the excess of the cost over the fair value of the net assets acquired. Goodwill had been amortized on a straight-line basis over twenty-five years.

In connection with the Transaction, intangible assets were identified and valued by an independent third party. As a result of this valuation, to the extent of the approximately 71.2% change of ownership, Trademarks were recorded at $20.4 million and Customer Relationships were recorded at $11.3 million. Trademarks are not scheduled for amortization due to their expected indefinite useful life. NBP will amortize the recorded fair value of the Customer Relationships over 7 years on a straight-line basis. For the fiscal years ended August 27, 2005 and August 28, 2004 and for the 24 days ended August 30, 2003, NBP recognized $1.6 million, $1.5 million and $0.2 million, respectively, of amortization expense. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP's balance sheet as of August 27, 2005, for each of the next five years and thereafter:

(Dollars in thousands)
Estimated amortization expense for fiscal years ended:
2006	$1,613
2007	$1,613
2008 (1)	$1,644
2009	$1,613
2010	$1,505
Thereafter	$-

______

(1)	FYE 2008 consists of 53 weeks.

Overdraft Balances

The majority of NBP's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on NBP's statement of cash flows. Overdraft balances of $62.1 million and $56.3 million were included in trade accounts and cattle purchases payables at August 27, 2005 and August 28, 2004, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, the separate legal entity of NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members. However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP.

Fair Value of Financial Instruments

The carrying amounts of NBP's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 27, 2005, the Senior Notes had a carrying value of $160.0 million and an approximate fair value of $166.7 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank.  The carrying value of other debt also approximates its fair value at August 27, 2005, as substantially all such debt has a variable interest rate.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $2.5 million in FYE 2005, $1.7 million in FYE 2004, $0.09 million in the 24 day period ended August 30, 2003, and $1.3 million in the 340 day period ended August 6, 2003.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at a price determined prior to the delivery of the cattle as well as firm commitments to sell certain beef at a sales price determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for these futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market.  SFAS No. 133 imposes extensive record-keeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net impact on net income until the hedged transaction affects net income. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings. While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive record-keeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 27, 2005 and August 28, 2004 is not significant.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Transaction. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Interest is calculated as follows:

(in thousands)
Total purchase price and other consideration for Acquired Interest	$232,000
Fees and expenses	4,821

$236,821
Net book value of Acquired Interest on August 6, 2003	(114,635

Excess purchase price to be allocated	$122,186

Amount allocated to:
Property, plant & equipment	51,738
Trademarks	20,438
Customer relationships	11,323
Goodwill	38,687

Excess purchase price allocated	$122,186

U.S. Premium Beef basis in FNBPC	91,447
Net book value of U.S. Premium Beef interest on August 6, 2003	(51,276

Excess of U.S. Premium Beef basis over net book value at August 6, 2003 attributable to goodwill	40,171

Goodwill reconciliation:
Allocated to goodwill from Acquired Interest	38,687
Excess U.S. Premium Beef basis attributable to goodwill	40,171

Total goodwill	$78,858

Prior to the Transaction, U.S. Premium Beef held an approximate 28.8% ownership interest in FNBPC that was acquired in two transactions with Farmland, the former parent of NBP. In connection with the acquisition of this interest, U.S. Premium Beef paid an amount in excess of the proportionate underlying book value of the net assets acquired that amounted to $40.2 million. Because U.S. Premium Beef held a minority interest in FNBC, this excess investment, which was attributed to goodwill, was not recorded in the FNBPC financial statements. As a result, U.S. Premium Beef's predecessor basis in FNBPC was $40.2 million higher than its proportionate 28.8% of the underlying net book value of FNBPC.

As a result of the Transaction and in accordance with EITF 88-16, U.S. Premium Beef carried over its predecessor basis, resulting in the recognition of the $40.2 million of goodwill in the Successor Entity's financial statements.

Pro forma revenue would be unchanged for the periods presented. Pro forma net income (unaudited) as if the Transaction occurred on the first day of the period presented below is as follows:

(in thousands)
340 day period ended August 6, 2003	$51,442

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance the Transaction described in Note 1 and provide liquidity to operate the business on a going forward basis. As of August 27, 2005 and August 28, 2004, debt consisted of the following:

	August 27, 2005	August 28, 2004
	(in thousands)
Short-term debt:
Revolving credit facility (a)	$-	$-
Current portion of long-term debt (term loan) (a)	-	9,375
Current portion of capital lease obligations (d)	-	78
	-	9,453
Long-term debt:
Term loan facility, net of current portion (a)	120,000	109,375
Senior notes (b)	160,000	160,000
Industrial Development Revenue Bonds (c)	13,850	13,850
Revolving credit facility (a)	15,000	42,059
Long-term capital lease obligations & other (d)	-	350
	308,850	325,634
Total debt	$308,850	$335,087

(a)      Senior Credit Facilities- Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks which allow borrowings from time to time under a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that is subject to certain borrowing base limitations and that matures in December 2009.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company's assets.  At the Company's election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of August 27, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (6.1%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (6.0%).  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) NBP's election (the Conversion Date).  After the Conversion Date the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA ratio.  A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility, and this fee also will vary after the Conversion Date depending on the Company's funded debt to EBITDA ratio.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 27, 2005, NBP's amended and restated credit facility consisted of a $120.0 million term loan, of which $120.0 million was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15.0 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million, based on the most restrictive financial covenant calculation.

Repayment and Prepayment. The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date.

Affirmative Covenants. NBP's senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

Negative Covenants. NBP's senior credit facilities contain customary negative covenants, including covenants restricting the Company's ability to incur additional indebtedness, sell or dispose of assets, make capital expenditures, pay certain dividends and prepay or amend certain indebtedness, among other restrictions.

Financial Covenants. These facilities also impose certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On August 27, 2005, NBP was in compliance with all financial covenants under its senior credit facilities.

After the Conversion Date, NBP will be subject to the following financial covenants:

(i)        A maximum Funded Debt to EBITDA Ratio, as follows:

Funded Debt
to EBITDA	Fiscal Quarter Ended
4.50 to 1.00	August 31, 2005 through May 31, 2006
4.25 to 1.00	August 31, 2006 through November 30, 2006
4.00 to 1.00	February 28, 2007 through May 31, 2007
3.75 to 1.00	August 31, 2007 and thereafter

(ii)       A maximum Senior Secured Funded Debt to EBITDA Ratio, as follows:

Senior Secured
Funded Debt
to EBITDA Ratio	Fiscal Quarter Ended
3.25 to 1.00	August 31, 2005 through May 31, 2006
2.75 to 1.00	August 31, 2006 and thereafter

(iii)      A minimum four-quarter rolling EBITDA as follows:

EBITDA	Fiscal Quarter Ended
$72,000,000	August 31, 2005 through May 31, 2006
$75,000,000	August 31, 2006 through May 31, 2007
$85,000,000	August 31, 2007 and thereafter

(iv)      A minimum four-quarter rolling Debt Service Coverage Ratio as follows:

Debt Service Coverage Ratio	Fiscal Quarter Ended
2.00 to 1.00	August 31, 2005 and thereafter

Effective July 7, 2005, the amended and restated senior credit facility was amended to allow NBP to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as NBP is not in default under the facility at the time of the purchase or as a result of the purchase.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective October 14, 2005, the amended senior credit facility was further amended to reflect changes in the covenant limiting NBP's net capital expenditures.  There were no changes to the remaining covenants in the credit facility.  NBP's net capital expenditures are now limited to amounts in each period as follows:  $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter.  Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

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

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP's restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

As of August 27, 2005, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(c)

Industrial Development Revenue Bonds- In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP.  Under the transaction, the City purchased NBP's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Predecessor's behalf to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. These bonds were assumed by NBP in connection with the Transaction. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP's senior credit facilities.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 2.3% in 2005, 1.3% in 2004 and 1.5% in 2003. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP's behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

(d)

Capital and Operating Leases-NBP leases a variety of buildings and equipment, as well as tractors and trailers subsequent to the acquisition of National Carriers in March 2003, under operating lease agreements that expire in various years. Future minimum lease payments required at August 27, 2005, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August
2006	$-	$8,514
2007	-	7,067
2008	-	6,115
2009	-	4,109
2010	-	3,650
Thereafter	-	5,507

Net minimum lease payments	-	$34,962
Less: Amount representing interest	-
Present value of net minimum lease payments	$-

Effective August 31, 2005, NBP acquired a material handling system for its Liberal, Kansas, beef facility under a capital lease obligation for five years.  Future minimum lease payments are $1.0 million each year for the fiscal years ended 2006, 2007, 2008, 2009 and 2010, respectively.

Rent expense associated with operating leases was $10.6 million, $8.5 million, $0.4 million, and $5.0 million, for fiscal years 2005, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilities Commitment-Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in fiscal year 2005.  Payments under the commitment will be $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, and $1.7 million in fiscal year 2010, with the remaining balance of $11.4 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company's facilities.   NBP's estimated cattle commitments as of August 27, 2005 were $61.0 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 27, 2005, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2006	$-
2007	-
2008	-
2009	-
2010	32,850
Thereafter	276,000
Total minimum principal maturities	$308,850

As of August 27, 2005, NBP had approximately $148.8 million of secured debt outstanding, approximately $44.0 million of outstanding letters of credit and approximately $74.1 million of availability, based on the most restrictive financial covenant ratio calculation, under its revolving credit facility.

NOTE 5.  RETIREMENT PLANS

NBP, and prior to the Transaction, the Predecessor, maintain a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering NBP's non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.7 million for the fiscal year ended August 27, 2005, $0.5 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003 and $0.5 million for the 340 days ended August 6, 2003.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million for fiscal year ended August 27, 2005, $0.6 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003 and $0.5 million for the 340 days ended August 6, 2003.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $1.9 million, $0.0 million, and $0.2 million for fiscal years 2005 and 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 27, 2005 is a rate of 9% per year, declining by 1% per year to an ultimate rate of 5% in 2009 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6.25%.  The unfunded accumulated benefit obligation was $3.6 million and $3.7 million at August 27, 2005 and August 28, 2004, respectively, and has been recorded as a liability in the financial statements.

NOTE 6.  OTHER INCOME

Investments-Other income includes income and expense related to NBP's investment in aLF Ventures, LLC. aLF Ventures, LLC was formed on August 2, 2001 and since that date FNBPC and NBP have accounted for this investment using the equity method. Losses for the fiscal years 2005 and 2004 and for the 24 days ended August 30, 2003 were $0.6 million, $0.8 million and $0.0 million, respectively. A loss of $1.3 million was recorded for the 340 days ended August 6, 2003.

Miscellaneous- Other, net expenses were $2.6 million in FYE 2005 compared to income of $2.2 million in FYE 2004, a variance of $4.8 million.   Fiscal year ended August 27, 2005 includes approximately $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's existing senior credit facility, offset by $0.5 million gain related to the securities received through the demutualization of a company which held annuities for NBP employees.  Fiscal year ended August 28, 2004 includes approximately $1.1 million gain NBP received through the demutualization of a company which held annuities for NBP employees.  Other income for the 24 days ended August 30, 2003 includes fees associated with a bridge loan commitment obtained in connection with the Transaction of approximately $1.7 million.  Other income includes approximately $2.3 million for the 340 days ended August 6, 2003, which represents the proceeds from the settlement of a class action lawsuit against the manufacturers of certain vitamins.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES

Income tax expense/(benefit) includes the following current and deferred provisions (amounts in thousands):

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003

Current Provision
Federal	$1,177	$480	$(70)	$501
State	359	75	(12)	89
Foreign	12	20	(3)	4
Total current tax expense	1,548	575	(85)	594

Deferred Provision
Federal	263	131	9	(252)
State	48	23	2	(45)
Foreign	-	-	-	-
Total deferred tax expense	311	154	11	(297)
Total income tax expense/(benefit)	$1,859	$729	$(74)	$297

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003

Computed "expected" income tax expense	$7,923	$15,659	$3,674	$27,565
Passthrough income	(6,258)	(14,999)	(3,772)	(27,265)
State taxes, net of federal	269	64	(7)	29
Foreign tax rate differential	-	-	(3)	4
Surtax exemption	(47)	(18)	-	(8)
Other	(28)	23	34	(28)
Total income tax expense/(benefit)	$1,859	$729	$(74)	$297

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2005 and August 28, 2004 are presented below:

	August 27, 2005	August 28,2004
	(in thousands)
Deferred tax assets
Accounts receivable, due to allowance for doubtful accounts	$172	$165
Self-insurance and workers compensation accruals	1,605	2,270

Total gross deferred tax assets	1,777	2,435

Deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	820	1,167

Total gross deferred tax liabilities	820	1,167

Net deferred tax assets	$957	$1,268

Net deferred tax assets and liabilities at August 27, 2005 and August 28, 2004 are included in the consolidated balance sheet as follows:

	August 27, 2005	August 28,2004
	(in thousands)

Other current assets	$1,777	$2,435
Other liabilities	820	1,167
	$957	$1,268

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 27, 2005 and August 28, 2004. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 8.  RELATED PARTY TRANSACTIONS

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended August 27, 2005 and August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, NBP had sales and purchases with the following related parties:

	Successor Entity	Successor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
	(in thousands)
Sales to:
Beef Products, Inc. (1)	$61,227	$52,701	$1,865	$-
Farmland Foods, Inc. (2)	-	-	-	47,689
National Carriers, Inc. (3)	-	-	-	341
Total sales to affiliates	$61,227	$52,701	$1,865	$48,030

Purchases from:
Beef Products, Inc. (1)	$19,139	$16,746	$1,145	$-
Farmland Foods, Inc. (2)	-	-	-	37,431
National Carriers, Inc. (3)	-	-	-	25,255
Total purchases from affiliates	$19,139	$16,746	$1,145	$62,686

________

(1)	Beef Products, Inc. is an affiliate of NBPCo Holdings, LLC.
(2)	Farmland Foods, Inc. is no longer considered a related party as of August 7, 2003 due to the Transaction. Only those sales and purchases prior to August 7, 2003 are included.
(3)	National Carriers, Inc. was acquired by the Predecessor on March 28, 2003. Only those sales and purchases through that date are included.

Farmland Foods, Inc. was an affiliated company which was wholly owned by Farmland. Prior to its acquisition of National Carriers, the Predecessor contracted a significant portion of its freight services from National Carriers, a consolidated subsidiary as of March 28, 2003. Farmland Industries, Inc. and four of its subsidiaries, including Farmland Foods, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code on May 31, 2002.

NBP subleased office space from Farmland. The Predecessor paid Farmland approximately $0.4 million for the 340 days ended August 6, 2003 for this office space.

NBP rents office space and a shop area to National Carriers for which it received rental payments from National Carriers in the amount of approximately $0.2 million for the 340 days ended August 6, 2003.

At August 27, 2005 and August 28, 2004, the amounts due from Beef Products, Inc. were approximately $2.5 million and $2.9 million, respectively.  At August 27, 2005 and August 28, 2004, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

At August 27, 2005 and August 28, 2004, amounts representing checks drawn on U.S. Premium Beef bank accounts included in cattle commitments payable were $0.0 million and $12.0 million, respectively.

In December 1997, FNBPC entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements. In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  At the beginning of FYE 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to NBP through its individual producer-owners.  The purchase price for the cattle is determined by NBP's pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal year ended August 27, 2005, NBP obtained approximately 19% of its cattle requirements through this pricing grid process from U.S. Premium Beef and its producer-owners.  During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, NBP obtained approximately 18%, 17%, and 22%, respectively, of NBP's cattle requirements from U.S. Premium Beef.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease was for five years and could have been terminated by either John R. Miller Enterprises, L.L.C. or NBP on 90 days' prior written notice. During the fiscal years ended August 27, 2005 and August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, NBP paid $0.07 million, $ 0.2 million, $0.02 million, and $0.2 million, respectively, to lease the aircraft and $0.03 million, $ 0.07 million, $0.0 million, and $0.06 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.   The lease expired on December 15, 2003.  NBP still uses this aircraft on an as-needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment NBP paid while the lease was active.  There is currently no lease agreement in effect for this aircraft.

In March 2001, the Predecessor entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, L.L.C. or NBP requests termination within 90 days of the end of the lease term. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003 and the 340 days ended August 6, 2003, NBP paid $ 0.4 million, $0.04 million, and $0.5 million, respectively, to lease the aircraft and $0.05 million, $0.01 million, and $0.07 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  This lease was terminated effective at the end of May 2004.

In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal years ended August 27, 2005 and August 28, 2004, NBP paid $0.5 million and $0.3 million, respectively, to lease the aircraft and $0.1 million and $0.08 million, respectively, into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, NBP paid $0.5 million to lease the aircraft and $0.06 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the interest using the interest method. At August 27, 2005, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $64.2 million.  Under the interest method, the carrying value of the "Capital subject to redemption" approximates the fair value of $64.2 million, as reflected in the accompanying Consolidated Balance Sheet as of August 27, 2005.

NOTE 10.  LEGAL PROCEEDINGS

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  The opt-out deadline was October 31, 2005, but the number of opt outs will not be known to the Company until plaintiffs file a report, which is due November 30, 2005.  Discovery has been completed.  Trial is set for April 3, 2006.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP's financial condition, results of operations or liquidity.

NOTE 11.  BUSINESS SEGMENTS

In connection with the Transaction, NBP executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM). The CODM measures segment profit as operating income for Core Beef and Other, NBP's two reporting segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Aggregation criteria were applied to determine the constituents of the Core Beef segment.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended August 27, 2005	52 weeks ended August 28, 2004	24 days ended August 30, 2003	340 days ended August 6, 2003
Net sales
Core Beef	$4,350,616	$4,151,809	$285,541	$3,463,935
Other	187,852	163,866	15,534	76,463
Eliminations	(199,548)	(222,194)	(18,243)	(161,775)
Total	$4,338,920	$4,093,481	$282,832	$3,378,623

Depreciation and amortization
Core Beef	22,837	19,134	1,845	16,916
Other	1,612	2,036	210	1,452
Total	24,449	21,170	2,055	18,368

Operating income
Core Beef	48,460	65,527	14,119	83,154
Other	5,642	3,532	(216)	1,785
Total	54,102	69,059	13,903	84,939

Interest income	380	549	41	511
Interest expense	(28,552)	(25,909)	(1,690)	(5,560)
Other income (expense)	(3,132)	1,355	(1,755)	(1,011)
Minority interest	(160)	(313)	(2)	(121)
Total income before taxes	$22,638	$44,741	$ 10,497	$78,758

Capital Expenditures
Core Beef	16,778	31,003	1,674	28,506
Other	1,422	1,468	24	3,490
Total	$18,200	$32,471	$1,698	$31,996

	August 27, 2005	August 28, 2004
Assets
Core Beef	$605,641	$620,679
Other	28,779	26,426
Eliminations	257	(584)
Total	$634,677	$646,521

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Customer Concentration

In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented 7.0% of total sales, with no other customer representing more than 3.7% of total sales.  In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented 9.1% of total sales, with no other customer representing more than 3.3% of total sales. In the fiscal year ended August 30, 2003, one customer with its consolidated subsidiaries represented approximately 10.3% of total sales with no other single customer representing more than 2.9% of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended 2005 and 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003 of approximately $295.2 million, $395.5 million, $48.9 million, and $580.1 million, respectively. No single country accounted for more than 10% of total sales. The amount of assets maintained outside the United States of America is not material.

NOTE 12.  UNITED STATES BSE OUTBREAK

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef packing industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained.   The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005.  In FYE 2005, 2004 and 2003, NBP's total export sales were approximately 7%, 10% and 17%, respectively, of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 but was delayed by litigation.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle.  The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict. Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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