Form 10-Q
period 2005-11-26
U. S. Premium Beef, Inc.
filed 2006-01-09
CIK 1289237

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 26, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________.

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

The Registrant's equity is not traded on an exchange or in any public market.  As of January 3, 2006, there were 691,845 Class A units and 691,845 Class B units outstanding.

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

iii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	November 26,	August 27,
Assets	2005	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$47,884	$54,428
Accounts receivable, less allowance for returns and doubtful accounts
of $3,852 and $3,903 in fiscal years 2006 and 2005, respectively	170,041	170,854
Due from affiliates	2,567	2,979
Other receivables	3,577	3,385
Inventory	98,691	85,426
Other current assets	10,962	9,920
Total current assets	333,722	326,992
Property, plant and equipment, at cost	267,382	258,493
Less accumulated depreciation	(49,249)	(43,331)
Net property, plant and equipment	218,133	215,162
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization
of $3,738 and $3,335 in fiscal years 2006 and 2005, respectively	28,023	28,426
Other assets	5,900	6,710
Total assets	$664,636	$656,148

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,808	$1,030
Cattle purchases payable	64,805	54,394
Accounts payable	46,372	42,514
Due to affiliates	616	1,533
Accrued compensation and benefits	17,387	22,168
Accrued insurance	14,050	15,528
Other accrued expenses and liabilities	13,156	9,389
Distributions payable	286	1,865
Total current liabilities	158,480	148,421
Long-term liabilities:
Long-term debt, excluding current installments	325,896	313,998
Other liabilities	4,744	4,738
Total long-term liabilities	330,640	318,736
Total liabilities	489,120	467,157
Minority interest in National Beef Packing Company and Kansas City Steak, LLC	59,112	64,971
Capital shares and equities:
Members' capital, 691,845 Class A units and 691,845 Class B units
authorized, issued and outstanding	65,726	73,343
Patronage notices	50,642	50,642
Accumulated other comprehensive income	36	35
Total capital shares and equities	116,404	124,020
Total liabilities and capital shares and equities	$664,636	$656,148

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	13 weeks ended	13 weeks ended
	November 26, 2005	November 27, 2004
	(unaudited)	(unaudited)

Net sales	$1,095,738	$1,050,720

Costs and expenses:
Cost of sales	1,084,545	1,034,189
Selling, general and administrative expenses	9,390	8,633
Depreciation and amortization	6,595	6,038

Total costs and expenses	1,100,530	1,048,860

Operating (loss) income	(4,792)	1,860

Other income (expense):
Interest income	258	145
Interest expense	(7,373)	(7,213)
Minority owner's interest in net loss
of National Beef Packing Co., LLC	5,606	2,382
Minority owners' interest in net income
of Kansas City Steak, LLC	(14)	(54)
Equity in loss of aLF Ventures, LLC	(47)	(122)
Interest rate exchange agreement	-	78
Other, net	504	480

Loss before taxes	(5,858)	(2,444)

Income tax expense	(543)	(538)

Net loss	$(6,401)	$(2,982)

Net loss per Class A and Class B linked unit:
Basic	$(9.25)	$(4.31)
Diluted	$(9.25)	$(4.31)

Outstanding weighted-average Class A and Class B linked units:
Basic	691,845	691,845
Diluted	691,845	691,845

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	13 weeks ended	13 weeks ended
	November 26, 2005	November 27, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,401)	$(2,982)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,595	6,038
Gain on disposal of property, plant and equipment	(83)	(102)
Minority interest	(5,592)	(2,328)
Interest rate exchange agreement	-	(78)
Changes in assets and liabilities:
Accounts receivable	813	15,526
Due from affiliates	412	1,155
Other receivables	(192)	1,593
Inventories	(13,265)	9,603
Other assets	(232)	(1,478)
Accounts payable	2,766	(1,414)
Due to affiliates	(917)	(63)
Accrued compensation and benefits	(4,781)	(4,775)
Accrued insurance	(1,478)	1,387
Other accrued expenses and liabilities	3,773	3,602
Cattle purchases payable	6,197	10,246
Net cash (used in) / provided by operating activities	(12,385)	35,930
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(4,988)	(5,170)
Proceeds from sale of property, plant and equipment	250	519
Net cash used in investing activities	(4,738)	(4,651)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	8,800	(17,694)
Payments of notes payable and fees	(257)	(260)
Repayments of capital lease obligation	(209)	(39)
Change in overdraft balances	5,306	(6,270)
Distributions to minority interest owners in National Beef Packing Co.	(1,865)	(2,296)
Member distributions	(1,197)	-
Net cash provided by / (used in) financing activities	10,578	(26,559)
Effect of exchange rate changes on cash	1	16
Net (decrease) increase in cash	(6,544)	4,736
Cash and cash equivalents at beginning of the period	54,428	43,611
Cash and cash equivalents at end of the period	$47,884	$48,347
Supplemental disclosures:
Cash paid during the period for interest	$2,746	$2,493
Cash paid during the period for taxes, net	$81	$7

Supplemental non-cash disclosures:
Assets acquired through capital lease	$4,342	$-

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 27, 2005.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation.

In December 2004, Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Shared-Based Payment, was issued. Statement 123(R) requires an entity to recognize, in the statement of operations, the grant-date fair-value of stock options and other equity-based compensation issued to employees.  The Company was required to adopt Statement 123R on August 28, 2005. The adoption of Statement 123R had no effect on the Company's consolidated financial statements.

The unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

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

(2) Inventories

Inventories at November 26, 2005 and August 27, 2005 consisted of the following (in thousands):

	November 26,	August 27,
	2005	2005

Dressed and boxed meat products	$77,688	$66,993
Beef by-products	10,294	8,476
Supplies	10,709	9,957
	$98,691	$85,426

 (3) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 26,	November 27,
	2005	2004
Net loss	$(6,401)	$(2,982)
Other comprehensive income:
Foreign currency translation adjustments	1	16
Comprehensive loss	$(6,400)	$(2,966)

(4) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At November 26, 2005, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $58.6 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $0.02 million through accretion during the thirteen weeks ended November 26, 2005, resulting in a carrying value of $58.3 million which is reflected in the accompanying Consolidated Balance Sheet as of November 26, 2005.

(5) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  The opt-out deadline was October 31, 2005, and plaintiffs have filed their report of opt-outs which is now being evaluated for objections.  Discovery has been completed.  Trial is set for April 3, 2006.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5. Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

The Company is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

 (6)  United States BSE Outbreak

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

In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned a March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border, since May 2003, to imports of live cattle.  The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports under the age of 30 months.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  The Court of Appeals action does not completely dispose of the action in the lower court and the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Prior to a second case of BSE in the U.S., which was confirmed in June 2005, many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers.  On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan.  Beef from cattle that will qualify for export to Japan must comply with requirements for age verification of cattle and removal of specified risk materials (SRMs).  Initially, industry estimates of market-ready cattle that will qualify for export to Japan range between 5% to 15% of the total fed cattle slaughter.  The Company believes availability of market-ready cattle to its beef processing facilities will be similar to industry expectations.  We cannot as yet determine the impact on profitability as a result of the opening of the Japanese market or the potential opening of other less significant export markets.

The Company cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  The Company's revenues and net income may continue to be materially adversely affected due to existing or new import restrictions or additional regulatory restrictions, or disruptions in domestic consumer demand for beef.

(7)  Long-term Debt and Loan Agreements

Senior Credit Facilities

Effective October 14, 2005, NBP's amended and restated senior credit facility was further amended to reflect changes in the covenant limiting NBP's net capital expenditures.  There were no changes to the remaining covenants in the credit facility.  NBP's net capital expenditures are now limited to amounts in each period as follows:  $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter.  Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

Capital and Operating Leases

Effective August 31, 2005, NBP financed a material handling system for its Liberal, Kansas, beef facility under a capital lease obligation for five years.  Future minimum lease payments under this lease are $1.0 million each year for the fiscal years ended 2006, 2007, 2008, 2009 and 2010, respectively.

(8)  Earnings Per Unit

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

The diluted loss per unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the periods ending November 26, 2005 and November 27, 2004, respectively, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Loss Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 Weeks Ended
	November 26, 2005	November 27, 2004
	(unaudited)	(unaudited)
Basic loss per unit
Income available to unitholders (numerator)	$(6,401)	$(2,982)
Outstanding units (denominator)	691,845	691,845
Per unit amount	$(9.25)	$(4.31)

Diluted loss per unit
Income available to unitholders (numerator)	$(6,401)	$(2,982)
Outstanding units	691,845	691,845
Effect of dilutive securities - unit options	-	-
Units (demoninator)	691,845	691,845
Per unit amount	$(9.25)	$(4.31)

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the Risk Factors in Item 1. Business of the Company's Annual Report for the year ended August 27, 2005 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Cyclically low cattle supplies, along with limited access to key export markets, has provided a difficult environment for beef industry participants.  In general, domestic cattle supplies are anticipated to improve over the next two to three years, but with questions remaining regarding international market access, margins can be expected to continue to be negatively impacted.

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

In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned a March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border, since May 2003, to imports of live cattle.  The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports under the age of 30 months.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  The Court of Appeals action does not completely dispose of the action in the lower court and the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Prior to a second case of BSE in the U.S., which was confirmed in June 2005, many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers.  On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan.  Beef from cattle that will qualify for export to Japan must comply with requirements for age verification of cattle and removal of specified risk materials (SRMs).  Initially, industry estimates of market-ready cattle that will qualify for export to Japan range between 5% to 15% of the total fed cattle slaughter.  The Company believes availability of market-ready cattle to its beef processing facilities will be similar to industry expectations.  We cannot as yet determine the impact on profitability as a result of the opening of the Japanese market or the potential opening of other less significant export markets.

The Company cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  The Company's revenues and net income may continue to be materially adversely affected due to existing or new import restrictions or additional regulatory restrictions, or disruptions in domestic consumer demand for beef.

Results of Operations

Thirteen weeks ended November 26, 2005 compared to thirteen weeks ended November 27, 2004

General.  Net loss for the thirteen weeks ended November 26, 2005 was $6.4 million compared to net loss of $3.0 million for the thirteen weeks ended November 27, 2004, a change of $3.4 million or 113.3%.  Sales were higher in the thirteen weeks ended November 26, 2005 than those of the prior year period partially due to an increase in the number of cattle processed of approximately 1.4%, at weights that averaged 1.0% higher than the same period in the prior year. Additionally, while sales prices improved by approximately 2.4% compared to the same period in the prior year, cost of sales increased at a higher rate, due in part to an increase in live cattle prices of approximately 3.7% resulting from the tightened supply of market-ready cattle.

Total costs and expenses of $1,100.5 million and $1,048.9 million for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively, were 100.4% as a percent of sales for the thirteen weeks ended November 26, 2005 compared to 99.8% for the thirteen weeks ended November 27, 2004.  Tightened supply of market-ready cattle and lower plant capacity utilization contributed to a decline in gross margin, resulting in a decrease in operating income of $6.7 million.

Net Sales.  Net sales were $1,095.7 million for the thirteen weeks ended November 26, 2005 compared to $1,050.7 million for the thirteen weeks ended November 27, 2004, an increase of $45.0 million or 4.3%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 2.4% combined with an approximate 1.4% increase in the number of cattle processed in the thirteen weeks ended November 26, 2005 at weights that averaged 1.0% higher than the same period in the prior year.  Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended November 26, 2005 as compared to November 27, 2004.

Cost of Sales.  Cost of sales was $1,084.5 million for the thirteen weeks ended November 26, 2005 compared to $1,034.2 million for the thirteen weeks ended November 27, 2004, an increase of $50.3 million or 4.9%.  The increase resulted primarily from a 3.7% increase in live cattle prices resulting from tightened supply of market-ready cattle, combined with an increase in the number of cattle processed from 2004 of 1.4% and an increase in average live weights of 1.0%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.4 million for the thirteen weeks ended November 26, 2005 compared to $8.6 million for the thirteen weeks ended November 27, 2004, an increase of $0.8 million or 9.3%.   The increase reflects an increase in payroll and related expenses of approximately $0.4 million and an increase in travel and related expenses of approximately $0.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.6 million for the thirteen weeks ended November 26, 2005 compared to $6.0 million for the thirteen weeks ended November 27, 2004, an increase of $0.6 million or 10.0%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the second, third and fourth quarters of fiscal year 2005.

Operating (Loss) Income.  Operating loss was $4.8 million for the thirteen weeks ended November 26, 2005 compared to operating income of $1.9 million for the thirteen weeks ended November 27, 2004, a decrease of $6.7 million or 352.6%.  The decrease resulted primarily from a tightened supply of market-ready cattle and lower plant capacity utilization.

Interest Expense.  Interest expense was $7.4 million for the thirteen weeks ended November 26, 2005 compared to $7.2 million for the thirteen weeks ended November 27, 2004, an increase of $0.2 million or 2.8%.  The increase was due primarily to higher interest rates on our variable rate debt in the thirteen weeks ended November 26, 2005 as compared to the same period in fiscal 2005.

Income Tax Expense.  Income tax expense was $0.5 million for both the thirteen weeks ended November 26, 2005 and for the thirteen weeks ended November 27, 2004.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Liquidity and Capital Resources

As of November 26, 2005, we had net working capital of $175.2 million, which included $0.3 million in distributions payable, and cash and cash equivalents of $47.9 million, including $3.9 million restricted to IRB approved expenditures. As of August 27, 2005, we had net working capital of $178.6 million, which included $1.9 million in distributions payable, and cash and cash equivalents of $54.4 million, including $3.9 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility.

As of November 26, 2005, we had $327.7 million of long-term debt, of which $1.8 million was classified as a current liability. As of November 26, 2005, NBP's amended and restated credit facility consisted of a $120.0 million term loan, all of which was outstanding and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $23.8 million, outstanding letters of credit of $44.0 million and available borrowings of $51.2 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under NBP's amended and restated credit facility has funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of November 26, 2005.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $13.8 million, a term loan with CoBank, of which $5.9 million was outstanding, and a capital lease of $4.2 million as of November 26, 2005.  On August 31, 2005, NBP financed $4.3 million under this capital lease obligation for a material handling system at its Liberal, Kansas, beef facility.  Future minimum lease payments under this lease are $1.0 million each year for the fiscal years ended 2006, 2007, 2008, 2009 and 2010, respectively.

We believe that available borrowings under the amended and restated credit facility and cash provided by operating activities will be sufficient to support working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our report on Form 10-K for the fiscal year ended August 27, 2005.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended November 26, 2005 was $12.4 million compared to net cash provided by operating activities $35.9 million in the thirteen weeks ended November 27, 2004.  The $48.3 million decrease was primarily due to an increase in working capital requirements in the current period resulting partially from increased inventory valuation, combined with a larger net loss in the current year compared to the same period last year.

Investing Activities

Net cash used in investing activities was $4.7 million in the thirteen weeks ended November 26, 2005 compared to $4.7 million in the thirteen weeks ended November 27, 2004.  This slight increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment in the current year.

Financing Activities

Net cash provided by financing activities was $10.6 million in the thirteen weeks ended November 26, 2005 compared to net cash used in financing activities of $26.6 million in the thirteen weeks ended November 27, 2004.  The change was primarily attributed to a $26.5 million difference in the thirteen week change of fiscal year 2006 as compared to the thirteen week change in fiscal year 2005 in revolving credit borrowings, combined with an $11.6 million increase in the overdraft balance.

Amended and Restated SeniorCredit Facility

NBP's amended and restated credit facility contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date).  At the election of NBP, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of November 26, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (6.6%) and the weighted average interest rate for the revolving loan was equal to a combination of LIBOR plus 250 basis points plus Prime plus 50 basis points (a combined weighted average of 7.1%).  After the Conversion Date, the interest rate for the term loan and the revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  As defined in the amended credit facility, EBITDA contains specified adjustments.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of November 26, 2005.

After the Conversion Date, NBP will be subject to the following financial covenants:

(i)                A maximum Funded Debt to EBITDA Ratio (as defined in the credit agreement), as follows:

Funded Debt
to EBITDA	Fiscal Quarter Ended
4.50 to 1.00	August 31, 2005 through May 31, 2006
4.25 to 1.00	August 31, 2006 through November 30, 2006
4.00 to 1.00	February 28, 2007 through May 31, 2007
3.75 to 1.00	August 31, 2007 and thereafter

(ii)               A maximum Senior Secured Funded Debt to EBITDA Ratio (as defined in the credit agreement), as follows:

Senior Secured
Funded Debt
to EBITDA Ratio	Fiscal Quarter Ended
3.25 to 1.00	August 31, 2005 through May 31, 2006
2.75 to 1.00	August 31, 2006 and thereafter

(iii) A minimum four-quarter rolling EBITDA as follows:

EBITDA	Fiscal Quarter Ended
$72,000,000	August 31, 2005 through May 31, 2006
$75,000,000	August 31, 2006 through May 31, 2007
$85,000,000	August 31, 2007 and thereafter

(iv) A minimum four-quarter rolling Debt Service Coverage Ratio (as defined in the credit agreement) as follows:

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

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at November 26, 2005 and August 27, 2005.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
	within one year	Fair Value
November 26, 2005
Live Cattle
Futures long		-
Futures short	1,761	(1,573)
Firm Commitments Purchase		1,452
Firm Commitments Sale		-

August 27, 2005
Live Cattle
Futures long		-
Futures short	443	(51)
Firm Commitments Purchase		62
Firm Commitments Sale		-

Interest Rates. As a result of the Company's normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.

Our exposure to interest rate risk has not materially changed since August 27, 2005.

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors

The risk factors set forth in our Annual Report on Form 10-K for the year ended August 27, 2005 have not materially changed.  Please refer to the Company's report on Form 10-K for the period ended August 27, 2005 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of members of USPB was held on November 30 , 2005. Other than approval of the minutes from the previous annual meeting, the only proposal presented for member consideration at the Annual Meeting was the election of two (2) directors to serve for three-year terms expiring after the 2008 fiscal year.  The four nominees who stood for election to the Board of Directors were incumbent directors John Adams and Kelly K. Giles and new candidates Carol Keiser and Rex McCloy.  Biographical information regarding Mr. Adams and Mr. Giles has previously been included in the Company's filings with the Securities and Exchange Commission, while information regarding Ms. Keiser and Mr. McCloy is presented in the following paragraphs.

Carol Keiser is president of C-BAR Cattle Company, Inc. which she established and currently manages operations for feeding 5,000 to 6,000 head of cattle in feedlots in Texas, Kansas, Nebraska, and Western Illinois. Prior to C-BAR Cattle Company she developed health and well-being procedures for Loveless Feedlot in Illinois. Previously, Ms. Keiser taught vocational agriculture and served as a Future Farmers of America advisor. Ms. Keiser is a Certified Livestock Manager, Certified Livestock Dealer and served on the Board of Directors of the Council of Food and Agricultural Research (C-FAR), Illinois Beef Association Check-off Division, past chairperson of the University of Illinois Alumni Association and the University of Illinois Agriculture, Consumer and Environmental Sciences Alumni Board. She is also a member of the National Cattlemen's Beef Association and has served on NCBA's animal health and tax committees. In addition, Ms. Keiser is a professional member of the American Society of Animal Science and American Meat Science Association. Currently, Ms. Keiser represents food animal commodity producers on the National Agricultural Research, Extension, Education, and Economics Advisory Board, which is a primary advisory board to the U.S. Secretary of Agriculture. In addition, she serves as Chair of the Farm Foundation, Roundtable Steering Committee. Ms. Keiser also serves on the Steering Committee of the Future of Animal Agriculture Project, specifically representing beef producers on the Food Safety and Animal Health Subcommittee. Ms. Keiser holds a Bachelors degree in Animal Science from the University of Illinois.

Rex McCloy is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, TX. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation and a 20,000 acre ranch in Harding Co., NM. Mr. McCloy is a member of the National Cattlemen's Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raiser's Association. He is a past board member and marketing committee chairman of TCFA. In addition he is a former member of U.S. Premium Beef's nominating committee. Mr. McCloy holds a Bachelors degree in Agricultural Economics from Texas Tech University.

At the Annual Meeting, under procedures established by the Company's nominating committee, Mr. Adams and Ms. Keiser stood for election to the same seat on the USPB Board of Directors and Mr. Giles and Mr. McCloy stood for election to the other open seat on the Board of Directors.  USPB's members elected Carol Keiser and Rex McCloy to serve as directors on the Board of Directors for a term that will expire after fiscal year 2008.  The election of the nominees was by a majority of the members present and voting at the Annual Meeting, expressed by a written ballot.  In the election between Mr. Adams and Ms. Keiser, out of a total of 96 votes, Mr. Adams received a total of 46 votes and Ms. Keiser received a total of 50 votes, winning election to the Board of Directors.  In the election between Mr. Giles and Mr. McCloy, Mr. Giles received a total of 35 votes and Mr. McCloy received a total of 61 votes to win election to the Board of Directors.   The other members of the Board of Directors, Mr. Ryan, Mr. Gardiner, Mr. Fairleigh, Mr. Laue and Mr. Bohn continued in service as members of the USPB Board of Directors following the Annual Meeting.

Item 5. Other Information

NBP may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under its senior credit facility.

 Item 6. Exhibits

(A)	Exhibits

10.1

Second Amendment to Fourth Amended and Restated Credit Agreement dated as of October 14, 2005, by and among NBP, certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to NBP's Current Report on Form 8-K, filed with the SEC on October 20, 2005).

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
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Premium Beef, LLC

By:	/s/ Steven D. Hunt
Steven D. Hunt Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott J. Miller
Scott J. Miller Chief Reporting and Compliance Officer (Principal Financial and Accounting Officer)

Date: January 9, 2006

