Form 10-Q
period 2006-02-25
U. S. Premium Beef, LLC
filed 2006-04-06
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12200 North Ambassador Drive Kansas City, MO 64163
(Address of principal executive offices)

Telephone: (866) 877-2525
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No ☒

     The registrant’s equity is not traded on an exchange or in any public market. As of April 4, 2006, there were 691,845 Class A units and 691,845 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP), a Delaware limited liability company, and “USPB” refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
	February 25,	August 27,
Assets	2006	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$47,010	$54,428
Accounts receivable, less allowance for returns and doubtful accounts
of $3,786 and $3,903 in fiscal years 2006 and 2005, respectively	134,154	170,854
Due from affiliates	2,424	2,979
Other receivables	3,268	3,385
Inventory	112,280	85,426
Other current assets	13,176	9,920
Total current assets	312,312	326,992
Property, plant and equipment, at cost	277,528	258,493
Less accumulated depreciation	(55,589)	(43,331)
Net property, plant and equipment	221,939	215,162
Goodwill	78,858	78,858
Other intangible assets, net of accumulated amortization
of $4,151 and $3,335 in fiscal years 2006 and 2005, respectively	28,223	28,426
Other assets	6,442	6,710
Total assets	$647,774	$656,148

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,820	$1,030
Cattle purchases payable	58,804	54,394
Accounts payable	45,079	42,514
Due to affiliates	320	1,533
Accrued compensation and benefits	16,840	22,168
Accrued insurance	12,076	15,528
Other accrued expenses and liabilities	17,303	9,389
Distributions payable	286	1,865
Total current liabilities	152,528	148,421
Long-term liabilities:
Long-term debt, excluding current installments	329,637	313,998
Other liabilities	4,699	4,738
Total long-term liabilities	334,336	318,736
Total liabilities	486,864	467,157
Minority interest in National Beef Packing Company and Kansas City Steak, LLC	52,605	64,971
Capital shares and equities:
Members' capital, 691,845 Class A units and 691,845 Class B units
authorized, issued and outstanding	57,613	73,343
Patronage notices	50,642	50,642
Accumulated other comprehensive income	50	35
Total capital shares and equities	108,305	124,020
Total liabilities and capital shares and equities	$647,774	$656,148

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit and per unit data)

13 weeks ended		13 weeks ended	26 weeks ended	26 weeks ended
February 25, 2006		February 26, 2005	February 25, 2006	February 26, 2005
(unaudited)		(unaudited)	(unaudited)	(unaudited)

Net sales	$1,080,026	$1,026,727	$2,175,764	$2,077,447

Costs and expenses:
Cost of sales	1,070,719	1,014,598	2,155,264	2,048,787
Selling, general and administrative expenses	9,205	8,919	18,595	17,552
Depreciation and amortization	6,880	6,051	13,475	12,089

Total costs and expenses	1,086,804	1,029,568	2,187,334	2,078,428

Operating loss	(6,778)	(2,841)	(11,570)	(981)

Other income (expense):
Interest income	293	156	551	301
Interest expense	(7,797)	(7,250)	(15,170)	(14,463)
Minority owners' interest in net loss
of National Beef Packing Co., LLC	6,656	6,398	12,261	8,780
Minority owners' interest in net income
of Kansas City Steak, LLC	(54)	(157)	(68)	(211)
Equity in loss of aLF Ventures, LLC	(33)	(273)	(80)	(395)
Interest rate exchange agreement	-	27	-	105
Other, net	740	(2,956)	1,244	(2,476)

Loss before taxes	(6,973)	(6,896)	(12,832)	(9,340)

Income tax expense	(634)	(557)	(1,176)	(1,095)

Net loss	$(7,607)	$(7,453)	$(14,008)	$(10,435)

Loss per linked unit:
Basic	$(11.00)	$(10.77)	$(20.25)	$(15.08)
Diluted	$(11.00)	$(10.77)	$(20.25)	$(15.08)

Outstanding weighted-average Class A and Class B units:
Basic	691,845	691,845	691,845	691,845
Diluted	691,845	691,845	691,845	691,845

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(14,008)	$(10,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,475	12,089
Gain on disposal of property, plant and equipment	(41)	(25)
Minority interest	(12,193)	(8,609)
Write-off of debt issuance costs	-	2,552
Interest rate exchange agreement	-	(105)
Changes in assets and liabilities:
Accounts receivable	36,700	24,084
Due from affiliates	555	659
Other receivables	117	896
Inventories	(26,854)	1,650
Other assets	(2,988)	(175)
Accounts payable	817	(1,975)
Due to affiliates	(1,213)	(18)
Accrued compensation and benefits	(5,328)	(4,068)
Accrued insurance	(3,452)	1,851
Other accrued expenses and liabilities	7,875	2,537
Cattle purchases payable	4,317	(1,853)
Net cash (used in) provided by operating activities	(2,221)	19,055
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(15,673)	(9,977)
Acquistion of intangible assets	(613)	-
Proceeds from sale of property, plant and equipment	620	797
Net cash used in investing activities	(15,666)	(9,180)
Cash flows from financing activities:
Net receipts under revolving credit lines	13,000	10,941
Borrowings of term note payable	-	3,594
Cash paid for financing costs	-	(1,653)
Repayments of other indebtedness	(399)	(407)
Payments of notes payable and fees	(514)	(2,859)
Payments of patronage refunds	-	(956)
Change in overdraft balances	1,841	5,763
Distributions to minority interest owners in National Beef Packing Co.	(2,277)	(1,210)
Member distributions	(1,197)	(2,709)
Net cash provided by financing activities	10,454	10,504
Effect of exchange rate changes on cash	15	25
Net (decrease) increase in cash	(7,418)	20,404
Cash and cash equivalents at beginning of the period	54,428	43,611
Cash and cash equivalents at end of the period	$47,010	$64,015
Supplemental cash disclosures:
Cash paid during the period for interest	$14,147	$12,530
Cash paid during the period for taxes, net	$134	$33
Supplemental non-cash disclosure:
Assets acquired through capital lease	$4,342	$-

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 27, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

     In December 2004, SFAS No. 123 (revised 2004), Shared-Based Payment, was issued. SFAS 123R requires an entity to recognize, in the statement of operations, the grant-date fair-value of stock options and other equity-based compensation issued to employees. The Company was required to adopt SFAS 123R on August 28, 2005. The adoption of SFAS 123R had no effect on the Company’s consolidated financial statements.

     NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes, which are NBP’s senior unsecured obligations, ranking equal in right of payment with all of its other senior unsecured obligations. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(2) Inventories

        Inventories at February 25, 2006 and August 27, 2005 consisted of the following (in thousands):

	February 25,	August 27,
	2006	2005

Dressed and boxed meat products	$93,280	$66,993
Beef by-products	7,939	8,476
Supplies	11,061	9,957
Total inventory	$112,280	$85,426

(3) Comprehensive Loss

     Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net loss	$(7,607)	$(7,453)	$(14,008)	$(10,435)
Other comprehensive income:
Foreign currency translation adjustments	14	9	15	25
Comprehensive loss	$(7,593)	$(7,444)	$(13,993)	$(10,410)

(4) Minority Interest

     At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At February 25, 2006, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $58.1 million, which was in excess of its carrying value. Accordingly, the carrying value of the minority interest in National Beef increased by approximately $0.5 million through accretion during the thirteen weeks ended February 25, 2006, resulting in a carrying value of $51.8 million which is reflected in the accompanying Consolidated Balance Sheet as of February 25, 2006.

(5) Contingencies

     Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys’ fees and court costs. The claim will be reduced in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

     The Company is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(6) United States BSE Outbreak

     On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE). The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States. A second case of BSE in Texas was confirmed in June 2005, with a third case in Alabama confirmed in March 2006.

     On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers. On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan. Beef from cattle that would have qualified for export to Japan had to comply with requirements for age verification of cattle and removal of specified risk materials (SRMs). Subsequently, on January 20, 2006, Japan halted the import of U.S. beef after vertebral columns were found in three boxes from a small U.S. processor. That delivery violated the agreement the U.S. had with Japan regarding vertebral columns, which are included in the definition of SRMs.

     Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime. Confirmed cases of BSE discovered in the U.S. can lead to uncertainty regarding domestic consumer demand for beef and the export of U.S. beef. Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on the Company’s operations. The Company’s revenues and net income may continue to be materially adversely affected due to existing or new import restrictions or additional regulatory restrictions, or disruptions in domestic consumer demand for beef.

(7) Earnings Per Unit

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

     Diluted EPU reflects the potential dilution that could occur if potential unit purchase rights were exercised or contractual appreciation rights were converted into units. Upon termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A and Class B units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A and Class B units. The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 units at $55 per linked Class A and Class B unit for the periods as provided in the CEO employment agreement.

     The diluted loss per unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the periods ending February 25, 2006 and February 26, 2005, respectively, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Loss Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 Weeks Ended		26 Weeks Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic loss per unit
Income available to unitholders (numerator)	$(7,607)	$(7,453)	$(14,008)	$(10,435)

Outstanding units (denominator)	691,845	691,845	691,845	691,845

Per unit amount	$(11.00)	$(10.77)	$(20.25)	$(15.08)

Diluted loss per unit
Income available to unitholders (numerator)	$(7,607)	$(7,453)	$(14,008)	$(10,435)

Outstanding units	691,845	691,845	691,845	691,845
Effect of dilutive securities - unit options	-	-	-	-
Units (demoninator)	691,845	691,845	691,845	691,845

Per unit amount	$(11.00)	$(10.77)	$(20.25)	$(15.08)

(8) Long-term Debt and Loan Agreements

Senior Credit Facilities

     Effective October 14, 2005, the amended senior credit facility was further amended to reflect changes in the covenant limiting NBP’s net capital expenditures. There were no changes to the remaining covenants in the credit facility. NBP’s net capital expenditures are now limited to amounts in each period as follows: $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter. Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

     The amended and restated credit facility contains a provision for a conversion to potentially more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) NBP’s election (the Conversion Date). Given the current U.S. beef industry conditions, there is uncertainty as to whether NBP will be in compliance with the more restrictive covenants after the Conversion Date, which are initially effective with NBP’s 2006 fiscal year end. To address this uncertainty, the Company has been in discussions with the banks associated with the amended and restated credit facility, and the Company is considering different options, such as amending the more restrictive financial covenants or obtaining waivers to those covenants, as appropriate. However, no arrangements have been made and there can be no guarantee that NBP will be able to obtain such amendments or waivers by its 2006 fiscal year end.

(9) Subsequent Event

     On March 10, 2006, the Company and its majority owned subsidiary, NBP, announced that the Company had entered into a non-binding Letter of Intent to acquire the business of Brawley Beef, LLC (Brawley Beef). The parties expect to enter into a definitive agreement following due diligence. It is anticipated that NBP would own and operate the Brawley Beef business. Brawley Beef is an alliance of cattle producers in Arizona and California who supply its meat packing operations with approximately 400,000 animals per year. The company produces upscale custom cuts for sale to retail customers. Brawley Beef was formed by its suppliers in 2001 and operates in Brawley, California with a new beef processing facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers.

     In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Please review the Risk Factors in Item 1. Business of the Company’s Annual Report for the year ended August 27, 2005 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

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

Recent Developments

     On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE). The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States. A second case of BSE in Texas was confirmed in June 2005, with a third case in Alabama confirmed in March 2006.

     On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers. On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan. Beef from cattle that would have qualified for export to Japan had to comply with requirements for age verification of cattle and removal of specified risk materials (SRMs). Subsequently, on January 20, 2006, Japan halted the import of U.S. beef after vertebral columns were found in three boxes from a small U.S. processor. That delivery violated the agreement the U.S. had with Japan regarding vertebral columns, which are included in the definition of SRMs.

     Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime. Confirmed cases of BSE discovered in the U.S. can lead to uncertainty regarding domestic consumer demand for beef and the export of U.S. beef. Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on the Company’s operations. The Company’s revenues and net income may continue to be materially adversely affected due to existing or new import restrictions or additional regulatory restrictions, or disruptions in domestic consumer demand for beef.

     On March 10, 2006, the Company and its majority owned subsidiary, NBP, announced that the Company had entered into a non-binding Letter of Intent to acquire the business of Brawley Beef, LLC (Brawley Beef). The parties expect to enter into a definitive agreement following due diligence. It is anticipated that NBP would own and operate the Brawley Beef business. Brawley Beef is an alliance of cattle producers in Arizona and California who supply its meat packing operations with approximately 400,000 animals per year. The company produces upscale custom cuts for sale to retail customers. Brawley Beef was formed by its suppliers in 2001 and operates in Brawley, California with a new beef processing facility.

Results of Operations

Thirteen weeks ended February 25, 2006 compared to thirteen weeks ended February 26, 2005

     General. Net loss for the thirteen weeks ended February 25, 2006 was $7.6 million compared to net loss of $7.5 million for the thirteen weeks ended February 26, 2005, an increased loss of $0.1 million or 1.3%. . Sales were higher in the thirteen weeks ended February 25, 2006 compared to those of the prior period due to improved average sales prices of approximately 3.9%, but this increase was more than offset by the increase in cost of sales for the same period due to an increase in live cattle prices resulting from the continued tightened supply of market-ready cattle.

     Total costs and expenses of $1,086.8 million and $1,029.6 million for the thirteen weeks ended February 25, 2006 and February 26, 2005, respectively, were 100.6% as a percent of sales for the thirteen weeks ended February 25, 2006 compared to 100.3% for the thirteen weeks ended February 26, 2005. Tight supplies of market-ready cattle and lower demand levels for beef resulting from continued closure of important export markets, as well as lower plant capacity utilization, contributed to a decline in gross margin, resulting in an increase in the operating loss of $4.0 million.

     Net Sales. Net sales were $1,080.0 million for the thirteen weeks ended February 25, 2006 compared to $1,026.7 million for the thirteen weeks ended February 26, 2005, an increase of $53.3 million, or 5.2%. The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.9% at average weights about 0.9% higher than last year, while the number of cattle processed remained relatively flat. Sales improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended February 25, 2006 as compared to February 26, 2005.

     Cost of Sales. Cost of sales was $1,070.7 million for the thirteen weeks ended February 25, 2006 compared to $1,014.6 million for the thirteen weeks ended February 26, 2005, an increase of $56.1 million, or 5.5%. The increase resulted primarily from a 5.2% increase in live cattle prices resulting from the continued tightened supply of market-ready cattle, combined with a slight increase in average live weights of 0.9%, while the number of cattle processed remained relatively flat.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.2 million for the thirteen weeks ended February 25, 2006 compared to $8.9 million for the thirteen weeks ended February 26, 2005, an increase of $0.3 million, or 3.4%. The current year reflects an increase in payroll and related expenses of approximately $0.6 million due to increased life and health benefits expenses and increases in and reassignment of staff, offset by a $0.7 million decrease in bad debt reserve resulting from miscellaneous recoveries.

     Depreciation and Amortization Expense. Depreciation and amortization expenses were $6.9 million for the thirteen weeks ended February 25, 2006 compared to $6.1 million for the thirteen weeks ended February 26, 2005, an increase of $0.8 million, or 13.1%. Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2005 and the first and second quarters of fiscal year 2006.

     Operating Loss. Operating loss was $6.8 million for the thirteen weeks ended February 25, 2006 compared to operating loss of $2.8 million for the thirteen weeks ended February 26, 2005, an increased loss of $4.0 million, or 142.9%. The increased loss resulted primarily from increases in live cattle prices resulting from the continued tight supplies of market-ready cattle combined with lower plant capacity utilization.

     Interest Expense. Interest expense was $7.8 million for the thirteen weeks ended February 25, 2006 compared to $7.3 million for the thirteen weeks ended February 26, 2005, an increase of $0.5 million or 6.8%. The increase was due primarily to higher interest rates on our variable rate debt, partially offset by an average decrease in revolver borrowings for the thirteen weeks ended February 25, 2006 as compared to the same period in fiscal year 2005.

     Other, net. Other, net non-operating income was $0.7 million for the thirteen weeks ended February 25, 2006 compared to non-operating expense of $3.0 million for the thirteen weeks ended February 26, 2005, a change of $3.7 million or 123.3%. The thirteen weeks ended February 25, 2006 included $0.6 million in income received for a settlement of a lawsuit related to corrugated packaging materials, and the same period for 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating the existing senior credit facility.

     Income Tax Expense. Income tax was relatively constant at $0.6 million for both the thirteen weeks ended February 25, 2006 and February 26, 2005. Income tax expense is recorded on income from National Carriers, Inc., a subsidiary of NBP, which is organized as a C Corporation.

Twenty-six weeks ended February 25, 2006 compared to twenty-six weeks ended February 26, 2005

     General. Net loss for the twenty-six weeks ended February 25, 2006 was $14.0 million compared to net loss of $10.4 million for the twenty-six weeks ended February 26, 2005, an increased loss of $3.6 million or 34.6%. Sales and cost of sales were both higher in the twenty-six weeks ended February 25, 2006 than those of the prior year period primarily due to an increase in live cattle prices of approximately 4.5% resulting from the continued tight supplies of market-ready cattle, at average weights approximately 1.0% higher than last year, combined with a slight increase of approximately 0.7% in the number of cattle processed. Average sales prices in boxed beef and beef products increased at a lesser rate of 3.1% for the same period, indicative of the effect of the continued export market closures, negatively impacting gross margin for the twenty-six weeks ended February 25, 2006 as compared to the same period in the prior year.

     Total costs and expenses of $2,187.3 million and $2,078.4 million for the twenty-six weeks ended February 25, 2006 and February 26, 2005, respectively, were 100.5% as a percent of sales for the twenty-six weeks ended February 25, 2006 compared to 100.0% for the twenty-six weeks ended February 26, 2005. Tight supplies of market-ready cattle, continued export market closures and lower plant capacity utilization contributed to a decline in gross margin, resulting in an increase in operating loss of $10.6 million.

     Net Sales. Net sales were $2,175.8 million for the twenty-six weeks ended February 25, 2006 compared to $2,077.4 million for the twenty-six weeks ended February 26, 2005, an increase of $98.4 million, or 4.7%. The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.1% combined with a slight increase of approximately 0.7% in the number of cattle processed in the twenty-six weeks ended February 25, 2006 at weights that averaged approximately 1.0% higher than the same period in the prior year. Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the twenty-six weeks ended February 25, 2006 as compared to February 26, 2005.

     Cost of Sales. Cost of sales was $2,155.3 million for the twenty-six weeks ended February 25, 2006 compared to $2,048.8 million for the twenty-six weeks ended February 26, 2005, an increase of $106.5 million, or 5.2%. The increase resulted primarily from a 4.5% increase in live cattle prices resulting from a continued tightened supply of market-ready cattle, combined with a slight increase in the number of cattle processed from 2005 of approximately 0.7% and an increase in average live weights of approximately 1.0%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.6 million for the twenty-six weeks ended February 25, 2006 compared to $17.6 million for the twenty-six weeks ended February 26, 2005, an increase of $1.0 million, or 5.7%, which is primarily due to an increase in payroll and benefit expenses of approximately $1.0 million.

     Depreciation and Amortization Expense. Depreciation and amortization expenses were $13.5 million for the twenty-six weeks ended February 25, 2006 compared to $12.1 million for the twenty-six weeks ended February 26, 2005, an increase of $1.4 million, or 11.6%. Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2005 and the first and second quarters of fiscal year 2006.

     Operating Loss. Operating loss was $11.6 million for the twenty-six weeks ended February 25, 2006 compared to an operating loss of $1.0 million for the twenty-six weeks ended February 26, 2005, an increased loss of $10.6 million. The increased loss resulted primarily from a continued tight supply of market-ready cattle, closure of export markets and lower plant capacity utilization.

     Interest Expense. Interest expense was $15.2 million for the twenty-six weeks ended February 25, 2006 compared to $14.5 million for the twenty-six weeks ended February 26, 2005, an increase of $0.7 million, or 4.8%. The increase was due primarily to higher interest rates on our variable rate debt, partially offset by an average decrease in revolver borrowings for the twenty-six weeks ended February 25, 2006, as compared to the same period in fiscal year 2005.

     Other, net. Other, net non-operating income was $1.2 million for the twenty-six weeks ended February 25, 2006 compared to non-operating expense of $2.5 million for the twenty-six ended February 26, 2005, a change of $3.7 million, or 148.0%. The twenty-six weeks ended February 25, 2006 included $0.6 million in income received for a settlement of a lawsuit related to corrugated packaging materials, and the same period for 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating the existing senior credit facility.

       Income Tax Expense. Income tax expense was $1.2 million for the twenty-six weeks ended February 25, 2006 compared to $1.1 million for the twenty-six weeks ended February 26, 2005, an increase of $0.1 million, or 9.1%. Income tax expense is recorded on income from National Carriers, Inc., a subsidiary of NBP, which is organized as a C Corporation.

Liquidity and Capital Resources

     As of February 25, 2006, we had net working capital of $159.8 million, which included $0.3 million in distributions payable, and cash and cash equivalents of $47.0 million, including $3.9 million restricted to IRB approved expenditures. As of August 27, 2005, we had net working capital of $178.6 million, which included $1.9 million in distributions payable, and cash and cash equivalents of $54.4 million, including $3.9 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under NBP’s amended and restated credit facility.

     As of February 25, 2006, we had $331.5 million of long-term debt, of which $1.8 million was classified as a current liability. As of February 25, 2006, NBP’s amended and restated credit facility consisted of a $120.0 million term loan, all of which was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $28.0 million, outstanding letters of credit of $43.5 million and available borrowings of $45.7 million, based on the most restrictive financial covenant calculations. Cash flow from operations and borrowings under NBP’s amended and restated credit facility have funded its working capital requirements, capital expenditures and other general corporate purposes. NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of February 25, 2006.

     In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $13.8 million, a term loan with CoBank, of which $5.7 million was outstanding, and a capital lease of $4.0 million as of February 25, 2006.

     We believe that available borrowings under the amended and restated credit facility and cash provided by operating activities will be sufficient to support working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control. For a review of our obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

      Operating Activities

     Net cash used by operating activities in the twenty-six weeks ended February 25, 2006 was $2.2 million compared to net cash provided by operating activities of $19.1 million in the twenty-six weeks ended February 26, 2005. The $21.3 million decrease was primarily due to an increase in working capital requirements in the current period resulting from increased cattle prices partially offset by lower beef inventory volumes, combined with a larger net loss in the current year compared to the same period last year.

      Investing Activities

     Net cash used in investing activities was $15.7 million in the twenty-six weeks ended February 25, 2006 compared to $9.2 million in the twenty-six weeks ended February 26, 2005. This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, the majority of which occured at our Liberal and Dodge City facilities in the current year.

      Financing Activities

     Net cash provided by financing activities was $10.5 million in the twenty-six weeks ended February 25, 2006 and February 26, 2005. As compared to the year ago period, overdraft balances decreased $3.9 million, partially offset by a $1.7 million reduction in cash paid for financing costs and lower member distributions of $1.5 million.

      Amended and Restated Senior Credit Facility

     NBP’s amended and restated credit facility contains a provision for a conversion to potentially more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of NBP (the Conversion Date). At the election of NBP, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin. As of February 25, 2006, the interest rate for the term loan was equal to LIBOR plus 275 basis points (7.3%) and the weighted average interest rate for the revolving loan was equal to a combination of LIBOR plus 250 basis points (7.1%). After the Conversion Date, the interest rate for the term loan and the revolving loan will be determined by reference to a matrix of rates keyed to NBP’s funded debt to EBITDA (as defined in the credit agreement) ratio. As of February 25, 2006, we had not elected to exercise our option regarding the Conversion Date.

     The amended and restated credit facility also imposes certain financial covenants. From December 30, 2004 until the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million. As defined in the amended and restated credit facility, EBITDA contains specified adjustments. NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of February 25, 2006.

After the Conversion Date, NBP will be subject to the following financial covenants:

(i)      A maximum Funded Debt to EBITDA Ratio (as defined in the credit agreement), as follows:

Funded Debt
to EBITDA	Fiscal Quarter Ended
4.50 to 1.00	May 31, 2006
4.25 to 1.00	August 31, 2006 through November 30, 2006
4.00 to 1.00	February 28, 2007 through May 31, 2007
3.75 to 1.00	August 31, 2007 and thereafter

(ii) A maximum Senior Secured Funded Debt to EBITDA Ratio (as defined in the credit agreement), as follows:

Senior Secured
Funded Debt
to EBITDA Ratio	Fiscal Quarter Ended
3.25 to 1.00	May 31, 2006
2.75 to 1.00	August 31, 2006 and thereafter

(iii) A minimum four-quarter rolling EBITDA as follows:

EBITDA	Fiscal Quarter Ended
$ 72,000,000	May 31, 2006
$ 75,000,000	August 31, 2006 through May 31, 2007
$ 85,000,000	August 31, 2007 and thereafter

(iv)      A minimum four-quarter rolling Debt Service Coverage Ratio (as defined in the credit agreement) of 2.00 to 1.00.

Effective October 14, 2005, the amended senior credit facility was further amended to reflect changes in the covenant limiting NBP’s net capital expenditures. There were no changes to the remaining covenants in the credit facility. NBP’s net capital expenditures are now limited to amounts in each period as follows: $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter. Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

Given the current U.S. beef industry conditions, there is uncertainty as to whether NBP will be in compliance with the more restrictive covenants after the Conversion Date, which are initially effective with NBP’s 2006 fiscal year end. To address this uncertainty, the Company has been in discussions with the banks associated with the amended and restated credit facility, and the Company is considering different options, such as amending the more restrictive financial covenants or obtaining waivers to those covenants, as appropriate. However, no arrangements have been made and there can be no guarantee that NBP will be able to obtain such amendments or waivers by our 2006 fiscal year end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

     Commodities. NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes that it can obtain them as needed. Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit NBP’s ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

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

     NBP sells commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, NBP enters into forward sales contracts at prices determined prior to shipment. We may hedge the commodity price risk associated with these activities in order to mitigate this price risk. While this may tend to limit NBP’s ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

     NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm commitments at fair value. Most firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market. SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

     NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. As of February 25, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $10.9 million. As of August 25, 2005, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was negligible.

     Interest Rates. As a result of the Company’s normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

     We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Our variable interest expense is sensitive to changes in the general level of interest rates.

      Our exposure to interest rate risk has not materially changed since August 27, 2005.

Item 4. Controls and Procedures

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 25, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information regarding legal proceedings, see Note 5. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors

     The risk factors set forth in our Annual Report on Form 10-K for the year ended August 27, 2005 have not materially changed. Please refer to the Company’s report on Form 10-K for the period ended August 27, 2005 to consider those risk factors.

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

Date: April 6, 2006