Form 10-K
period 2006-08-26
U. S. Premium Beef, LLC
filed 2006-11-17
CIK 1289237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the fiscal year ended August 26, 2006 or

       ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________ .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC
Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

12200 North Ambassador Drive, Kansas City, MO 64163
(Address of principal executive offices)

Telephone: (866) 877-2525
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No ☐

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐       Accelerated Filer   ☐       Non-Accelerated Filer   ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

     The Registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. The aggregate value of the interest held by non-affiliates approximates $75.3 million, based on the weighted average of the last sales approved. As of October 28, 2006, there were 735,505 Class A units and 735,505 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None

MARKET AND INDUSTRY DATA AND FORECASTS

     Market data and certain industry forecasts used throughout this report were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable, based upon our management’s knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers or suppliers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Please review Item 1A. Risk Factors in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

     Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company and “USPB” refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation. As used in this report, the terms “FYE” and “fiscal year ended” refer to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1. BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

     U.S. Premium Beef (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB’s goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding and management. U.S. Premium Beef’s unitholders benefit from its supplier alliance with National Beef Packing Co., LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and losses and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

     On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in Farmland National Beef Packing Company (FNB) held by Farmland. USPB formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. To finance the acquisition, USPB, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of FNB’s management team purchased equity in NB Acquisition for $46.0 million in cash. FNB issued $160.0 million of Senior Notes (Senior Notes), amended its credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under its amended credit facility to NB Acquisition. Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC (NBP). These transactions (the Acquisition) closed on August 6, 2003.

     Effective August 29, 2004, the cooperative restructured into a limited liability company (the Conversion). The business of USPB, the cooperative, is being continued in the limited liability company (LLC) form of business organization.

     On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef). Brawley Beef was an alliance of cattle producers in Arizona and California who supplied its beef processing facility in Brawley, California.

     U.S. Premium Beef, NBPCo Holdings and NBP management each hold Class A and Class B interests in NBP. In addition, members of NBP management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements. USPB holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million, NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million, and members of NBP management own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After the earlier of the occurrence of specified major liquidity transaction, change of control or in August 2008, certain members of NBP management will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with ownership changes that occurred on August 6, 2003

Products and Production

     USPB provides an integrated cattle production, processing and marketing system for the benefit of its owners and associates. As the basis of that system, USPB’s owners have a guaranteed right plus an obligation (on a one head per Class A unit per year basis) to deliver cattle to USPB, pursuant to the Uniform Delivery and Marketing Agreement (see Cattle Delivery Arrangements). Cattle delivered to USPB are then delivered to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, reliable individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer investor.

     We believe the primary advantage of USPB’s ownership in NBP centers around USPB’s ability to provide NBP with a consistent supply of quality beef from a verified source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef® product line being an example in the beef industry.

Cattle Producers’ Uniform Delivery and Marketing Agreements

     USPB facilitates the delivery of cattle from its owners and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement. In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB. Each delivery agreement is for a term of 10 years, with the term of the cooperative’s agreements continuing following the Conversion. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

     USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. That arrangement continues following the conversion of the cooperative into the LLC. Under that arrangement, USPB has delivered nearly five and one half million head of cattle to NBP for processing since it commenced deliveries.

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

     On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef. As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California (NBC), a subsidiary of NBP. USPB then exchanged the limited partnership units with NBP for a higher ownership percentage in NBP. After the acquisition, Brawley Beef, LLC changed its name to Desert Beef, LLC.

     Holders of USPB Class A units are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and, if the holder is a member, to vote on matters submitted to a vote of USPB’s members. Holders of USPB Class A units are committed under Uniform Delivery and Marketing Agreements to deliver one head of cattle to USPB annually for each unit held.

     Holders of USPB Class B units are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after the payment of the Patronage Notices, and, if the holder is a member, to vote on matters submitted to a vote of USPB’s members. Holders of USPB Class B units have no cattle delivery commitment.

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

Employees

     USPB has nine employees. USPB’s governance and strategic oversight responsibilities with NBP and the complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

     USPB’s employees are not unionized and USPB believes that its relationship with its employees is good.

Governmental Regulation and Environmental Matters

     The Company is subject to federal and state regulations relating to grading of animals, quality control, labeling, sanitary control and waste disposal. However, as many of the Company’s operational activities are conducted through its majority-owned subsidiary, NBP, and as USPB does not directly operate any processing facilities itself, the significant efforts with respect to governmental and environmental regulation are conducted by NBP. See Business of National Beef Packing Company, LLC - Government Regulation and Environmental Matters.

Sales, Marketing and Customers

     USPB’s sole customer is its majority-owned subsidiary, NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s members are described in Business of National Beef Packing Company, LLC – Description of Business Segments.

Beef Industry, Markets and Competition

     As indicated above, USPB’s business activities are focused on facilitating the delivery of cattle produced by its owners and associates to USPB’s majority-owned subsidiary, NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in Business of National Beef Packing Company, LLC - Industry Overview.

Intellectual Property

     USPB owns little intellectual property because USPB’s sales are transacted through NBP. However, USPB maintains a trademark on a U.S. Premium Beef logo that it uses periodically on certain, selected products.

Research and Development

     USPB does not conduct any research and development activities independent of the activities of NBP.

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Delivery and Marketing Agreements and Payments to Owners and Associates for Cattle

     USPB facilitates the delivery of cattle from its owners and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement. In the LLC structure, following the conversion from a cooperative, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB. Each delivery agreement is for a term of 10 years, with the terms of the cooperative’s agreement continuing following the Conversion.

     Cattle delivered to USPB by its owners and associates are delivered by USPB to NBP for processing (with the effect that NBP is USPB’s sole customer). The resulting beef and beef products are marketed by NBP. Each owner or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

     Pursuant to the Uniform Delivery and Marketing Agreement, payment for cattle is based on the individual carcass quality of cattle delivered to the Company. In addition to the payments described in this section, the cooperative paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative’s taxable income and were distributed to the cooperative’s shareholders and associate members in proportion to the number of cattle delivered to the cooperative by its shareholders and associate members. As a result, the patronage dividends received by the cooperative’s shareholders and associate members reflected the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of units held and the respective rights of the Class A and Class B units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

     NBP is the fourth largest beef processing company in the United States, accounting for 12.5% of the United States fed cattle processed in its FYE 2006. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP’s products include boxed beef and beef by-products, such as hides and offal. In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP markets products to retailers, distributors, food service providers and the United States military. In FYE 2006, NBP processed in excess of three million fed cattle at its facilities and generated total net sales of $4.6 billion. NBP’s relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

     Steven D. Hunt, one of NBP’s three managers and the Chief Executive Officer of U.S. Premium Beef, has over 25 years of experience in the beef industry. Mr. Hunt has been an integral member of NBP’s team and has helped to increase its supply of high-quality cattle by facilitating the growth of the membership base at U.S. Premium Beef.

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

     Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets it held before the consummation of the transactions, including equity in its subsidiaries.

Industry Overview

     Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 24.7 billion pounds of beef in the calendar year 2005. Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers. A typical 1,200 pound animal yields about 580 pounds of saleable meat, in addition to byproducts. Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.

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

     The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors’ long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary seasonally and are affected by inventory levels, the production cycle, weather, feed prices and other factors.

     In FYE 2006, approximately 27.1 million fed cattle were processed in the United States. In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

BSE and Related Export Bans

     The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply. The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices. Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained from May 2003 to July 2005.

     On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States. Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. processing industry.

     The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries. In December 2005, Japan opened their border to U.S. beef, but subsequently closed it a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan. On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants. Shipments of U.S. beef to Japan commenced in August 2006. In September 2006, Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.

     These challenges resulted in tremendous volatility in U.S. livestock market prices since FYE 2004. Where pre-BSE export sales were approximately 17% of total net sales in FYE 2003, NBP’s total export sales were approximately 10%, 7% and 7% of total net sales in FYE 2004, 2005 and 2006, respectively. With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

     NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef processing industry or on its operations. The Company’s revenues and net income may be materially adversely affected in the event existing export restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

Business Strategy

     Increase Supplier Alliances. NBP intends to continue to increase the number of high-quality cattle that it purchases from supplier alliances to increase revenue and improve profitability. The cattle NBP purchases through supplier alliances, such as its relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby NBP purchases cattle from suppliers outside of its primary supply territory. The percent of cattle NBP purchases pursuant to each of these methods fluctuates from period to period; the number of cattle NBP purchased on either a value-based formula or a secondary market basis was approximately 53% of its total cattle purchased in FYE 2006. Based on NBP’s experience and on actual results, it believes that these purchasing methods allow it to increase the percentage of high-quality cattle that it processes relative to NBP’s total cattle processed. NBP has focused on building relationships with and educating its suppliers on the mutual benefits of these purchasing methods and believes that it will be able to increase its high-quality cattle purchases utilizing these methods in the future.

     Based on NBP’s experience and on actual results, NBP believes that these purchasing methods allow it to increase the percentage of high-quality cattle that it processes relative to its total cattle processed. NBP has focused on building relationships with and educating its suppliers on the mutual benefits of these purchasing methods and believe that it will be able to increase its high-quality cattle purchases utilizing these methods in the future.

     On May 19, 2006, USPB’s majority owned subsidiary, NBP, entered into a Contribution Agreement with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC) (the Agreement). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, NBP’s wholly-owned subsidiary acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed certain of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A units and 44,160 new Class B units. Under a separate unit exchange agreement between NBP and us, USPB then exchanged these units of NBC with NBP for 5,899,297 Class A nonvoting units and 664,475 Class B-1 voting units of NBP. As a result, USPB’s ownership interest in NBP’s Class B voting units increased to 54.76%. The transaction was effective May 30, 2006. Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC’s Brawley facility.

     Continue to Improve Operating Efficiencies. NBP plans to continue to focus on increasing its profit margins by improving operating efficiencies and increasing processing yields. Since 1995, NBP has invested over $330 million and successfully expanded its processing facilities, creating an efficient and high volume business.

     Pursue Strategic Acquisitions. NBP’s management team has a history of successfully executing and integrating acquisitions in core or complementary businesses. NBP intends to continue to evaluate and selectively pursue acquisitions, particularly of underperforming processing facilities, which it believes are strategically important based on their potential to: (i) meet NBP’s customers’ needs, (ii) diversify NBP’s product offerings and customer base, (iii) broaden NBP’s geographic production and distribution platform and (iv) increase cash flow. It may pursue any such acquisitions subject to the covenants contained in its debt agreements. As an example, USPB’s majority owned subsidiary, NBP, acquired substantially all of the assets of Brawley Beef effective May 30, 2006, which resulted in NBP’s ownership of its beef processing facility in Brawley, California, and entered into a long-term supply agreement for approximately 275,000 head of cattle per year to this facility. Additionally, NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006. The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, from cattle that are 20 months of age and younger.

Competitive Strengths

     Vertically Integrated Business Model. USPB owns the right and is subject to the obligation, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. USPB’s ownership of and contractual supply relationship with NBP enhances NBP’s ability to deliver a consistent, high-quality, value-added product to its customers. USPB is a limited liability company and its owners and associates consist of cattle ranchers and feedlot owners and operators. In FYE 2006, USPB and its owners and associates provided NBP with approximately 18% of its total cattle requirements through the pricing grid process as more fully described in Item 13. Certain Relationships and Related Transactions. NBP believes this supply relationship with USPB provides NBP with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide NBP’s customers with higher margin, value-added products.

     Modern and Efficient Facilities. NBP has invested more than $330 million since 1995 to modernize its facilities, expand capacity and increase the rate at which cattle are processed. These facility upgrades and expansions have enabled NBP to more than double the number of cattle it processes. NBP management believes that its beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. With the acquisition of the Brawley, California plant in June 2006, these three facilities combined are capable of processing over 13,000 cattle per day. NBP believes that the efficiency improvements at these facilities have allowed NBP to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of major competitors. Furthermore, these efficiencies have helped NBP increase its market share of the United States supply of fed cattle processed from approximately 7.5% in 1997 to approximately 12.5% in 2006. NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve customers, such as Wal-Mart, in this growing niche market. In addition, its facilities are strategically located to enable NBP to source cattle and beef products efficiently and to effectively serve customers.

     Significant Value-Added Product Portfolio. NBP’s value-added product portfolio consists of branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP’s total value-added sales were approximately $1,246.9 million in FYE 2006, comprising approximately 26.9% of its total net sales. NBP’s value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of NBP’s profitability. Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, NBP’s chilled and frozen export beef products, which primarily consist of premium cuts, had been its primary export to the international beef market, particularly to Japan.

     Focus on Food Safety. NBP has continually focused on food safety. Its processing facilities utilize NBP’s proprietary BioLogic® Food Safety System to facilitate the production of clean, fresh, safe and high-quality beef products. Each of its processing facilities is divided into five zones that separate different stages of the production process and minimize the risk of contamination. NBP continually tests its products and facilities to track and trend the process effectiveness.

     Supplier, Customer and Channel Diversification. Two of NBP’s beef processing facilities are located in southwest Kansas, and its primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma. According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 52% of the fed cattle marketed in the U.S. during 2006. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables them to develop strong working relationships with its suppliers. During 2006, USPB’s majority owned subsidiary, NBP, acquired substantially all of the assets of Brawley Beef, LLC. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied cattle to this beef processing facility in Brawley, California. Concurrent with this acquisition, these Brawley Beef cattle producers became unitholders of USPB and also entered into long-term cattle supply agreements with both NBP and USPB under which Brawley Beef committed to supply cattle to NBP’s Brawley facility.

     The close proximity of NBP’s facilities to large supplies of cattle encourages its suppliers to tailor their production decisions to efficiently meet the demands of NBP’s customers, reduces NBP’s reliance on any one cattle supplier and lowers transportation costs. In FYE 2006, excluding NBP’s supply arrangement with USPB, NBP’s largest supplier accounted for 5.6% of total purchases and NBP’s top 25 suppliers accounted for 39.3% of its total purchases.

     NBP also has a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer. NBP sells products to retailers, distributors, food service providers, further processors, the United States military and through other channels. In FYE 2006, approximately 65% of NBP’s total net sales were to retailers and 20% to food service providers. Across these channels, NBP serves over 900 customers, which represent most major retailers and food service providers in the U.S. In FYE 2006, no one customer represented more than 3.0% of total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented 7.9% of NBP’s total net sales. NBP’s top 10 customers represented 29.8% of total net sales in FYE 2006.

     Experienced Management. NBP is led by an experienced management team with, on average, over 21 years of experience in the beef processing industry. John R. Miller, Chief Executive Officer, has over 25 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within the U.S. beef processing industry. He has assembled a team of professionals, including NBP President, Timothy M. Klein, who have worked together over the past 15 years in developing NBP into a profitable and premium supplier of beef products.

Food Safety

     NBP’s food safety efforts incorporate a comprehensive network of leading technology that minimizes the risks involved in beef processing. NBP’s proprietary BioLogic® Food Safety System promotes the production of clean, fresh, safe, high-quality beef products. The BioLogic® Food Safety System is an integrated company philosophy that helps to establish new principles in food safety. The BioLogic® Food Safety System divides NBP’s production facilities into five zones based on the potential for microbial contamination during the processing procedures that take place in each zone. Within each of the five zones, BioLogic® employs its “Test, Track and Treat” approach, which provides on-going testing in each of the zones, effective tracking of the results of such tests and continuous treatments throughout the facilities. The Test, Track and Treat approach includes preventative measures such as equipment sterilization, hygiene, temperature control and ongoing testing to greatly reduce contamination risks.

Intellectual Property

     NBP holds a number of trademarks and domain names that it believes are material to its business and which are registered with the United States Patent and Trademark Office, including Black Angus Beef™, National Beef®, BioLogic®, Food Safety System, Black Canyon® Angus Beef, Certified Premium Beef™, Naturewell® Natural Beef, NatureSource™ Natural Angus Beef, Vintage™ Natural Beef and Leading the Way in Quality Beef™. NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which NBP sells products. Currently, NBP has a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

     The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP’s products compete with a large number of other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Inc., Swift & Company and Smithfield Foods, Inc. NBP management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of NBP’s competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

     As of August 26, 2006, NBP had approximately 8,300 employees. Approximately 2,700 of NBP’s employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2007. Approximately 1,000 of NBP’s employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire on May 31, 2008. NBP considers its relations with its employees and the United Food and Commercial Workers International Union and Teamsters International Union to be good.

Government Regulation and Environmental Matters

     NBP’s operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the FDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of its products, including food safety standards. Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing. NBP immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. The rule dealt with three Interim Regulations that prohibit the slaughter of non-ambulatory disabled cattle, require the description and removal of SRMs that are considered to be inedible, and restrict the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal. NBP has historically and will continue to work closely with the USDA and any regulatory agencies to ensure that its operations comply with all applicable food safety laws and regulations.

     Wastewater, stormwater, and air discharges from NBP’s operations are subject to extensive regulation by the EPA and other state and local authorities. NBP’s Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations. These permits were renewed on January 11, 2005, and will expire on January 25, 2010. NBP’s Brawley, California facility permitting consists of a Conditions for Authority to Construct and Permit to Operate, issued November 13, 2002, which is automatically renewed annually unless revoked for cause. NBP has an Environmental Compliance Management System (ECMS) in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to its operations. NBP has a Compliance Calendar System in place at its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and are developing a Compliance Calendar System for the recently acquired Brawley, California facility. Through the implementation of the ECMS system, NBP has identified violations of the Kansas Air Quality Law and implementing regulations at its Dodge City, Kansas and Liberal, Kansas facilities. NBP has reported these violations to the Kansas Department of Health and Environment (KDHE) and Region VII of the EPA. These violations have been resolved through settlement agreements with KDHE without material costs to NBP. NBP’s Dodge City, Kansas; Liberal, Kansas; Hummels Wharf, Pennsylvania; Moultrie, Georgia; and Brawley, California facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

     All of NBP’s facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities. Agreements are in effect for NBP’s Dodge City, Kansas and Moultrie, Georgia facilities that will continue unless amended or revoked pursuant to their terms. NBP is in the process of obtaining an agreement with the City of Brawley for the National Beef California plant. NBP is also in the process of upgrading the treatment facilities at the Brawley plant to provide treatment that consistently meets the requirements of the Brawley City Ordinance. NBP holds a permit for its Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms. NBP does not expect material costs in the continuation of these agreements and permit. Stormwater discharges from the Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and for the National Beef California Brawley plant are regulated pursuant to general permits issued by the respective states. Coverage under the Pennsylvania general permit was renewed on February 1, 2004 and expires on January 31, 2009. NBP’s coverage under the Georgia general permit expired on May 31, 2003. The California general permit expired in 2002. The permit has been administratively extended pending issuance of a new permit. According to the California State Water Resources Control Board, the new permit may be issued in December 2006. NBP anticipates coverage for its Moultrie, Georgia facility under a new general permit, which was issued by the Georgia Environmental Protection Division, but has been stayed pending resolution of two appeals of the permit. NBP’s coverage is anticipated to begin when the permit becomes final after resolution of the appeals. Thereafter, NBP expects these permits to be reissued by the respective states, and it does not expect material costs in securing coverage under such permits. NBP’s Dodge City, Kansas facility has filed a notice of intent to be subject to the Kansas General Permit for Stormwater Discharges when promulgated. NBP’s Liberal, Kansas facility discharges stormwater to the publicly owned treatment works and thus has not been required to file a notice of intent. NBP’s Dodge City, Kansas; Liberal, Kansas; and Hummels Wharf, Pennsylvania facilities are supplied by water from its wells. NBP holds public water supply permits for its Dodge City, Kansas and Liberal, Kansas facilities that do not have expiration dates.

     NBP is also subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes it generated have been disposed. Our Dodge City, Kansas; Liberal, Kansas; Hummels Wharf, Pennsylvania; Moultrie, Georgia; and Brawley, California facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements. Solid waste generated at NBP’s Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted. A special waste permit is maintained by NBP’s Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists. The solid waste generated at NBP’s Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste. Solid waste from the National Beef California Brawley plant is composted except that general plant trash is landfilled and usable waste is taken to renderers. NBP is not aware that is has any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). NBP’s plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

     NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, unless otherwise agreed to by its livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold its cash livestock purchases in trust for its livestock suppliers until they have received full payment of the cash purchase price. As of August 26, 2006, NBP has secured a bond of $30.0 million to satisfy these requirements. The bond is supported by a $15.0 million letter of credit.

     From time to time NBP receives notices from regulatory authorities and others asserting that it is not in compliance with some laws and regulations. In some instances, litigation ensues. NBP is currently in receipt of one such notice, from the Bureau of Immigration and Customs Enforcement (BICE) that it does not believe will result in material liability, if any. In May 2003, NBP received a request for information from BICE regarding the immigration status of its employees, and NBP has provided BICE with all requested information. No fines or penalties have been suggested or discussed.

     NBP believes that it currently is in substantial compliance with all governmental laws and regulations and maintains all material permits (other than the stormwater permit for our Moultrie, Georgia facility discussed previously) and licenses relating to its operations. NBP is not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

ITEM 1A.         RISK FACTORS

     As described throughout this document, USPB’s business involves the operation of an integrated cattle processing and beef marketing enterprise in which USPB’s owners and associates supply cattle that are processed at the facilities owned and operated by USPB’s majority-owned subsidiary, National Beef Packing Co, LLC. NBP markets and distributes the beef and beef products produced from both cattle supplied by USPB’s owners and associates and other cattle purchased by NBP from other sources. The financial results of NBP’s operations therefore are the single largest influence on USPB’s financial performance. Consequently, those factors and risks that impact the performance of NBP’s business have a direct and immediate influence on USPB’s performance. However, there are also some risks that are unique to USPB. This Risk Factors section is divided into two parts, with one subsection focusing on the risk factors that influence the performance of NBP and another subsection discussing certain risk factors that are directly applicable to USPB.

     USPB’s business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

Risk Factors Associated With Operations of NBP

Outbreaks of disease affecting livestock can adversely affect NBP’s business.

     An outbreak of disease affecting livestock, such as BSE or foot-and-mouth disease, could result in restrictions on sales of products to NBP’s customers or purchases of livestock from its suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by NBP’s customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on its results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on NBP.

If NBP’s products become contaminated, it may be subject to product liability claims and product recalls that would adversely affect its business.

     NBP may be subject to significant liability if the consumption of any of its products causes injury, illness or death and it may in the future recall products in the event of contamination or damage. Contamination of NBP’s products also may create adverse publicity that could negatively affect its business. NBP may encounter the same risks of contamination or negative publicity if a third party tampers with its products. The occurrence of any of these risks may increase NBP’s costs and decrease demand for its products. Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in NBP’s products. For example, E. coli 0157:H7 is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if the pathogens are present, increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level.

If the products of NBP’s competitors become contaminated, the beef industry may be subject to adverse publicity, which could negatively affect its business.

     If the products of NBP’s competitors, in the United States or elsewhere, become contaminated, the beef industry may face adverse publicity. Any such adverse publicity could result in consumers lowering their demand for NBP’s beef products, which may negatively affect its business, financial condition, results of operations and cash flows.

NBP’s substantial debt could adversely affect its business.

     NBP has a significant amount of debt. As of August 26, 2006, NBP had $378.7 million of long-term debt, $2.4 million of which was classified as a current liability. As of August 26, 2006, NBP’s fifth amended and restated credit facility consists of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $18.9 million, outstanding letters of credit of $53.0 million and available borrowings of $88.1 million, based on the most restrictive financial covenant calculations. In addition to outstanding borrowings on the fifth amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, Senior Notes of $160.0 million, operating lease commitments of $40.2 million and capital leases and other obligations of $9.1 million as of August 26, 2006. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NBP’s substantial debt could:

  make it difficult for NBP to satisfy its obligations, including making interest payments on its debt obligations;

  limit NBP’s ability to obtain additional financing to operate its business;

  require NBP to dedicate a substantial portion of its cash flow to payments on its debt, reducing its ability to use its cash flow to fund working capital, capital expenditures and other general operational requirements;

  limit NBP’s flexibility to plan for and react to changes in its business and the beef processing industry;

  place NBP at a competitive disadvantage relative to some of its competitors that have less debt; and

  increase NBP’s vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle prices or a downturn in NBP’s business or the economy.

     The occurrence of any one of these events could have a material adverse effect on NBP’s business, financial condition and results of operations.

Despite NBP’s current levels of debt, it may still incur significantly more debt, which could intensify the risks described above.

     NBP may incur significant additional debt in the future. The terms of the indenture governing NBP’s Senior Notes permit it to incur additional debt in the future and its fifth amended and restated credit facility permits additional borrowings under certain circumstances. As of August 26, 2006, NBP had approximately $88.1 million of availability under the most restrictive financial covenant calculations in its fifth amended and restated credit facility. NBP may borrow to fund its capital expenditures and working capital needs. NBP also may incur additional debt to finance future acquisitions.

Restrictive covenants under NBP’s amended and restated credit facility and the indenture will limit NBP’s ability to operate its business.

     NBP’s fifth amended and restated credit facility and the indenture governing its Senior Notes, contain, among other things, restrictive covenants that will limit NBP’s and its subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indenture and NBP’s amended and restated credit facility restrict, among other things, NBP’s ability and the ability of its subsidiaries to:

  incur additional indebtedness or issue guarantees;

  create liens on NBP’s assets;

  make distributions on or redeem equity interests;

  make investments or acquisitions;

  make restricted payments;

  create or permit restrictions on the ability of NBP’s restricted subsidiaries to pay dividends or make other distributions to NBP;

  issue or distribute capital stock of NBP’s subsidiaries;

  enter into transactions with affiliates;

  enter into sale and leaseback transactions;

  engage in unrelated business activities;

  transfer or sell assets; and

  engage in mergers, consolidations or sell substantially all of NBP’s assets.

      In addition, NBP’s fifth amended and restated credit facility requires it to meet specified financial ratios and tests. These ratios and tests could have an adverse effect on NBP’s business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund its operations. Events beyond NBP’s control, including changes in general business and economic conditions, may affect its ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing NBP’s Senior Notes or NBP’s amended and restated credit facility.

     NBP may not meet those ratios and tests and its lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under NBP’s fifth amended and restated credit facility and any resulting acceleration under the amended and restated credit facility may result in a default under the indenture governing NBP’s Senior Notes. If an event of default under NBP’s fifth amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under NBP’s Senior Notes. NBP’s assets or cash flow may not be sufficient to repay in full its outstanding debt, including the Senior Notes.

NBP may be unable to generate sufficient cash flow to service its debt, which could adversely affect NBP’s financial condition and results of operations.

     To service its debt, NBP will require a significant amount of cash. If NBP’s cash flow and capital resources are insufficient to fund its debt service obligations, NBP may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure debt. NBP’s ability to generate cash, make scheduled payments or to refinance its obligations depends on NBP’s successful financial and operating performance. NBP’s financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond its control. These factors include among others:

  economic, industry and competitive conditions;

  operating difficulties, increased operating costs or pricing pressures NBP may experience; and

  delays in implementing any strategic projects.

NBP’s margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of NBP’s control.

     NBP’s margins are dependent on the price at which its beef products can be sold and the price it pays for raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for competing or complimentary products, such as pork and poultry. In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as SRMs, have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.

     The supply and market price of the livestock that constitute NBP’s principal raw material and represent the substantial majority of its cost of goods sold are dependent upon a variety of factors over which NBP has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather and livestock diseases. Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall fed cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on NBP’s future margins.

     Severe price swings in raw materials, and the resulting impact on the prices NBP charges for its products, have at times had, and may in the future have, a material adverse effect on its financial condition, results of operations and cash flows. If NBP experiences increased costs, it may not be able to pass them along to its customers.

NBP generally does not have long-term contracts with its customers, and, as a result, the prices at which it sells beef products are subject to market forces.

     Other than NBP’s existing arrangements with APC, Inc. and the United States military, NBP generally do not have long-term sales arrangements with its customers and, as a result, the prices at which it sells products to them are determined in large part by market forces. NBP’s customers, including those with which it has long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of NBP’s key customers, a significant decline in the number of orders from one or more of its key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on NBP’s business, financial condition or results of operations.

Wal-Mart’s failure to continue purchasing from NBP could have a material adverse effect on NBP’s sales.

     Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover NBP’s sales to Wal-Mart’s affiliate Sam’s Club, represented approximately 5% of NBP’s total net sales in FYE 2006. NBP’s agreement with Wal-Mart expired on January 31, 2004 and it has not entered into a new agreement. If Wal-Mart does not continue to purchase from NBP, it could have a material adverse effect on its sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and NBP’s noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

     NBP’s operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of NBP’s products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of environmental laws and regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. NBP’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of NBP’s products or seizures of NBP’s properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase NBP’s costs and limit its business operations.

Compliance with environmental regulations may result in significant costs and failure to comply with environmental regulations may result in civil as well as criminal penalties, liability for damages and negative publicity.

     NBP’s operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for NBP, including criminal as well as civil and administrative penalties and negative publicity. NBP has incurred and will continue to incur significant capital and operating expenditures to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require NBP to incur significant additional costs. Because the nature of these potential future charges is unknown, NBP management is not able to estimate the magnitude of any future costs and NBP has not accrued any reserve for any potential future costs.

     Some of NBP’s facilities have been in operation for many years. During that time, NBP and previous owners of these facilities have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at NBP’s facilities, including adjacent properties. The discovery of previously unknown contamination of property underlying or in the vicinity of NBP’s present or former properties or manufacturing facilities and/or waste disposal sites could require NBP to incur material unforeseen expenses. Occurrences of any of these events may have a material adverse effect on NBP’s business, financial condition, results of operations and cash flows.

NBP’s international operations expose NBP to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

     In FYE 2006, exports, primarily to China, Mexico, Canada, South Korea, Hong Kong and Taiwan, accounted for approximately 6.7% of NBP’s total net sales. NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

     An example of a risk related to our international operations is BSE, as discussed above in Item 1, Business – Industry Overview.

       Other risks associated with NBP’s international activities include:

  changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which NBP operates;

  exchange controls;

  changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

  potentially negative consequences from changes in regulatory requirements; and

  international conflict, including terrorist acts, which could significantly impact NBP’s financial condition and results of operations.

     The occurrence of any of these events could increase NBP’s costs, lower demand for NBP’s products or limit NBP’s operations, which could have a material adverse effect on its business, financial condition, results of operations or prospects.

Failure to successfully implement NBP’s business strategy may impede its plans to increase revenues, margins and cash flow.

     NBP’s revenues, margins and cash flows will not increase as planned if it fails to implement the key elements of its strategy, and NBP’s ability to successfully implement this strategy is dependent at least in part on factors beyond its control. For example, the willingness of consumers to purchase value-added products depends in part on economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label or less-expensive products. Thus, if NBP encounters periods of economic uncertainty, the sales volume for its value-added products could suffer. Also, NBP may not be successful in identifying favorable international expansion opportunities.

Changes in consumer preferences could adversely affect NBP’s business.

     The food industry in general is subject to changing consumer trends, demands and preferences. NBP’s products compete with other protein sources, such as pork and poultry, and other foods. Trends within the food industry change often and NBP’s failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for NBP’s products, and could have a material adverse effect on NBP’s business, financial condition, results of operations and cash flows. In addition, NBP does not have any other material lines of business or other sources of revenue to rely upon if it is unable to efficiently process and sell beef products or if the market for beef declines. This lack of diversification means that NBP may not be able to adapt to changing market conditions or withstand any significant decline in the beef industry.

The beef processing industry is highly competitive and NBP’s customers may not continue to purchase NBP’s products.

     The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle and in the sale of beef products. In addition, NBP’s products compete with a number of other protein sources, including pork and poultry.

     NBP’s principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, Swift & Company and Smithfield Foods, Inc. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. NBP’s ability to be an effective competitor will depend on its ability to compete on the basis of these characteristics. Some of NBP’s competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products. NBP cannot provide certainty that it will be able to compete effectively with these companies and NBP’s ability to compete could be adversely affected by its significant debt levels.

The sales of NBP’s beef products are subject to seasonal variations and, as a result, NBP’s quarterly operating results may fluctuate.

     The beef industry is characterized by prices that change based on seasonal consumption patterns. The highest period of demand for NBP’s products is usually the summer barbecue season. As a result of these seasonal fluctuations, NBP’s operating results may vary substantially between fiscal quarters.

NBP depends on the service of key individuals, the loss of which could materially harm NBP’s business.

     NBP’s success will depend, in part, on the efforts of NBP’s executive officers and other key employees. In addition, the market for qualified personnel is competitive and NBP’s future success will depend on its ability to attract and retain these personnel. NBP does not have long-term employment agreements with some of its executive officers, and does not maintain key-person insurance for some of its other officers, employees or members of NBP’s board of managers. NBP may not be able to negotiate the terms of renewals of any existing long-term employment agreements on terms favorable to NBP or at all.

      The loss of the services of any of its key employees or the failure to attract and retain employees could have a material adverse effect on NBP’s business, results of operations and financial condition.

NBP’s performance depends on favorable labor relations with its employees. Any deterioration of those relations or increase in labor costs could adversely affect NBP’s business.

     NBP has approximately 8,300 employees worldwide. Approximately 2,700 employees at NBP’s Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. Approximately 1,000 employees at NBP’s Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on May 31, 2008. A labor-related work stoppage by these unionized employees could limit NBP’s ability to process and ship its products or increase its costs, which could adversely affect NBP’s results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at NBP’s non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect its results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The consolidation of NBP’s retail and foodservice customers may put pressures on its operating margins.

     In recent years, the trend among NBP’s retail and foodservice customers, such as supermarkets, warehouse clubs and foodservice distributors, has been towards consolidation. These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on NBP with respect to pricing terms, product quality and new products. As the customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If NBP does not negotiate favorable terms of sale with its customers and implement appropriate pricing to respond to these trends, or if NBP loses its existing large customers, its profitability could decrease.

NBP may not be able to successfully integrate existing and future acquisitions, which could result in it not achieving the expected benefits of the acquisition, the disruption of NBP’s business and an increase in NBP’s costs.

     NBP continually explores opportunities to acquire related businesses, some of which could be material to it. NBP’s ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of NBP. For example, effective May 30, 2006, NBP, along with its majority owner, U.S. Premium Beef, acquired substantially all the assets of Brawley Beef, LLC (Brawley Beef). Brawley Beef operated a beef processing facility in Brawley, California, producing upscale custom cuts for sale to retail customers. Additionally, NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006. The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, from cattle that are 20 months of age and younger.

     NBP may not be able to effectively integrate acquired companies such as Brawley Beef and Vintage Foods, L.P. and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. NBP’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of NBP’s existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact NBP’s business and results of operations. Further, the benefits that NBP anticipates from acquisitions such as Brawley Beef and Vintage Foods, L.P. may not develop.

Risk Factors Associated with USPB

U.S. Premium Beef delivers all of the cattle provided by its owners and associates to National Beef Packing Company, LLC and does not have arrangements for alternative markets for its owners and associates cattle.

     USPB’s sole customer for the cattle provided by USPB’s owners and associates is National Beef Packing Company, LLC. Given USPB’s ownership of a majority interest in NBP, USPB has not developed alternative customers for the cattle provided by USPB’s owners and associates. If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB’s owners and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB’s owners and associates that would permit USPB to reduce the number of cattle acquired from owners and associates and sold to NBP. While such provisions would mitigate harm to USPB, it is likely that the value of the Class A and Class B linked units and the associated delivery rights held by USPB’s owners would be impaired.

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

     In evaluating the tax consequences of the restructuring, USPB has relied, in part, on the appraisal prepared by American Appraisal Associates. Their appraisal is not binding on the Internal Revenue Service. There is a risk that the Internal Revenue Service might determine that the Company or the cooperative’s shareholders at the point of restructuring must recognize additional taxable income or gain for federal income tax purposes.

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

     USPB believes that the LLC will be treated as a partnership for federal income tax purposes. This means that the LLC will pay no federal or state income tax and unitholders will pay tax on their share of the LLC's net income. However, the LLC would become taxable as a corporation if it elects corporate tax status or if it is treated as a publicly traded partnership because of the manner in which units are transferred. The LLC's taxable income each year will depend in part on the depreciation, amortization and other cost recovery of the tax basis of its assets. The LLC's initial aggregate basis was based on the fair market value of assets deemed to be received by the members in the restructuring. However, the method of apportioning basis to specific LLC assets is uncertain, and the IRS could challenge the apportionment of basis to specific assets so as to increase the allocation to longer lived assets or assets that cannot be depreciated or amortized. This generally would defer the timing of some of the LLC's depreciation, amortization or other cost recovery deductions. The patronage notices for which the LLC became obligated in the restructuring are expected to have a face value substantially in excess of their negative present value that was used in valuing the liquidating distribution deemed to be received by the shareholders. It is expected that capital loss deduction will be available to the LLC, and therefore to its unitholders, when cumulative payments made by the LLC to the holders of the patronage notices exceed their restructuring date negative present value. Because of the lack of controlling legal authority on this issue, the IRS could challenge the capital loss deduction. Also, limitations on the deductibility of capital losses could reduce or eliminate the benefit of the deduction.

Failure to achieve and maintain effective internal controls could have a material adverse effect on USPB’s business, operating results and financial condition.

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

     USPB’s success will depend, in part, on the efforts of its key senior management personnel. The market for qualified personnel is competitive and USPB’s future success will depend on its ability to attract and retain these personnel. USPB does not have long-term employment agreements with most of its senior management. USPB may not be able to negotiate either new contracts or renewals of any existing long-term employment agreements on terms favorable to USPB or at all. The loss of the services of any of USPB’s key senior management personnel or the failure to attract and retain highly skilled personnel in the future could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.     PROPERTIES

     USPB’s corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri, in proximity to the corporate offices of NBP. The Company leases its office space from the Kansas City Aviation Department, with offices at 601 Brasilia Avenue, Kansas City, Missouri 64153.

     NBP owns its Dodge City, Kansas; Liberal, Kansas; Brawley, California; and Hummels Wharf, Pennsylvania facilities. It leases its headquarters facility in Kansas City, Missouri, its Kansas City Steak Company processing facility in Kansas City, Kansas and its case-ready facility in Moultrie, Georgia. NBP also leases its offices in Chicago, Illinois; Salt Lake City, Utah; Denison, Iowa; Dallas, Texas; Perkins, Oklahoma; Tokyo, Japan and Seoul, South Korea. NBP’s fifth amended and restated credit facility is secured by a first priority lien on substantially all of its assets. The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	5,900 head
Brawley, California	1,600 head
Case Ready Facilities:
Hummels Wharf, Pennsylvania	75,000 pounds
Moultrie, Georgia	215,000 pounds
Portion Control Facility:
Kansas City, Kansas	42,000 pounds

ITEM 3.     LEGAL PROCEEDINGS

     For information regarding legal proceedings, see Note 12. Legal Proceedings to our consolidated financial statements included in Item 8 of this report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the unitholders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of October 28, 2006, there were 435 record holders of Class A and Class B units. The sales prices by quarter and since the end of the fiscal year were as follows:

	Affiliated Sales		Third Party Sales

	Low	High	Low	High
Quarter ending:
November 26, 2005	$97.00	$112.50	$160.00	$160.00
February 25, 2006	$55.00	$112.50	$148.00	$148.00
May 27, 2006	$55.00	$60.00	$130.00	$145.00
August 26, 2006	$44.44	$165.00	$120.00	$135.00
Since August 26, 2006	$165.00	$165.00	$135.00	$135.00

      The affiliated sales represent sales that were not at arms length and, therefore, the sales price ranges disclosed above are not necessarily indicative of the market value of the units during the periods in question.

     On September 23, 2005, USPB made a cash distribution to each of its members in the amount of $1.73 for the linked combination of each Class A unit and Class B unit held by its members.

     USPB made a cash distribution on December 22, 2004 of approximately $1.2 million to help offset the potential tax liability to unitholders due to the conversion from a cooperative to a limited liability company. The payment of cash dividends are made only from assets legally available for that purpose and depend on the Company’s financial condition, results of operations, and other factors then deemed relevant by USPB’s board of directors. Cash distributions are paid to the interest holders of Class A and Class B units at the discretion of the board of directors and to the extent permitted by USPB’s senior lenders. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

     Patronage dividends of approximately $2.1 million were allocated to the cooperative’s patrons for FYE 2004. Approximately forty-five percent of the FYE 2004 patronage dividend was paid in cash and the remaining approximate fifty-five percent was retained as patronage refunds for reinvestment. Patronage refunds for reinvestment, known as patronage notices in the LLC, will be paid by the LLC at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion. In addition, in the event of liquidation of the LLC, any patronage notice amounts that had not been paid previously would be entitled to be paid after the debts and liabilities of the LLC had been paid, but prior to any distributions based on ownership of units in the LLC.

     Effective May 30, 2006, USPB’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement). NBC is a newly formed limited partnership with National Carriers, Inc., a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

     Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed certain of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new USPB Class A units and 44,160 new USPB Class B units. Under a separate unit exchange agreement between USPB and NBP, USPB exchanged these units of NBC with NBP for 5,899,297 Class A units and 664,475 Class B-1 units of NBP. As a result, USPB’s ownership interest in the NBP’s Class B voting units increased to approximately 54.8%.

     The USPB Class A and Class B units that were issued in connection with the acquisition of Brawley were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 26, 2006. The selected data should be read in conjunction with the consolidated financial statements for the year ended August 26, 2006, the related notes and the independent auditors’ report.

     As described in Item 1, Business – General, USPB acquired a controlling interest in NBP on August 6, 2003 and since that date has consolidated the results of NBP in its consolidated financial statements. As a result of the acquisition of a controlling interest in NBP, the financial position and operating results after the Acquisition are not comparable with those before the Acquisition.

     Historical per share data has been omitted because, under the cooperative structure, earnings of the cooperative are distributed as patronage dividends to members and associate members based on the level of business conducted with the cooperative as opposed to common stockholder’s proportionate share of underlying equity in the cooperative. Pro forma per unit data has been included below because as an LLC, the restructured entity will, beginning in September 2004, make distributions to its unitholders based on their proportionate share of the underlying equity in the Class A and Class B linked units, 33% and 67%, respectively, as opposed to the level of business conducted with the LLC. The pro forma per unit data gives effect to the exchange of one Class A unit and one Class B unit of the newly formed LLC for each share of common stock of the cooperative, effective August 29, 2004. Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B linked units may be issued, redeemed, and transferred separately.

     The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Years Ended (1)
	August 26,	August 27,	August 28,	August 30,	August 31,
	2006	2005	2004	2003	2002
		(In millions, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$4,636.0	$4,338.9	$4,093.5	$871.8	$697.4
Costs and expenses:
Cost of sales	4,503.8	4,229.9	3,973.7	853.6	697.4
Selling, general & administrative	37.6	34.0	34.8	5.7	3.6
Depreciation and amortization	28.7	24.4	21.2	2.1	-
Operating income (loss)	65.9	50.6	63.8	10.4	(3.6)
Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.	(16.6)	(8.5)	(19.4)	(4.9)	-
Equity in income from Farmland National
Beef Packing Co.	-	-	-	22.6	20.3
Interest income	1.3	0.7	0.7	0.2	0.3
Interest expense	(32.4)	(29.0)	(26.6)	(2.4)	(0.7)
Interest rate exchange agreement	-	0.1	0.6	-	(1.0)
Other, net	1.5	(5.3)	-	(1.7)	0.5
Total other (expense) income	(46.2)	(42.0)	(44.7)	13.8	19.4
Net income	$19.7	$8.6	$19.1	$24.2	$15.8

Selected Balance Sheet Data:
Cash and cash equivalents	$58.4	$54.4	$43.6	$42.2	$16.1
Total assets	$784.8	$656.1	$663.8	$641.2	$107.2
Long-term debt, less current maturities	$380.5	$314.0	$331.8	$312.7	$8.2
Minority interest	$73.0	$65.0	$63.1	$54.0	$-
Capital shares and equities	$148.8	$124.0	$118.0	$98.4	$82.4

Common shares outstanding			691,845	691,845	691,845
Class A and Class B linked units outstanding	735,505	691,845

Per Linked Unit Data:
Earnings Per Unit
Basic	$28.06	$12.49
Diluted	$27.56	$12.25

Outstanding weighted-average units
Basic	702,843	691,845
Diluted	715,385	705,063

Proforma amounts assuming the conversion to
an LLC is applied retroactively:

Earnings Per Unit
Basic	$28.06	$12.49	$27.60	$35.02	$22.78
Diluted	$27.56	$12.25	$27.10	$34.43	$22.45

Outstanding weighted-average units
Basic	702,843	691,845	691,845	691,845	691,845
Diluted	715,385	705,063	704,748	703,761	701,844

(1)	Our fiscal year ends on the last Saturday in August. Fiscal year ended 2002 consisted of 53 weeks. All others consisted of 52 weeks.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1. Disclosure Regarding Forward-Looking Statements, Item 1A. Risk Factors, and elsewhere in this report.

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

     On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. Provisions of FNB’s operating agreement and its financing agreement restricted partners’ access to FNB’s assets. In the fourth quarter of fiscal year 2003, as a result of the acquisition of Farmland’s interest by the cooperative and others, as more fully described below, the cooperative acquired a controlling interest in the former FNB, now NBP, and the assets, liabilities and operating results of NBP are consolidated with those of USPB effective August 7, 2003. Prior to the acquisition date, the cooperative accounted for its 28.7866% non-controlling interest in FNB under the equity method of accounting.

     In connection with the cooperative’s purchase of its interest in FNB, the cooperative owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. That arrangement continues following the conversion of the cooperative into the LLC. The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as the USPB is an owner in NBP. Cattle delivered by USPB are processed in NBP’s three processing plants.

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

     On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation. The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company. Following the effective date of the merger and the statutory conversion, the business of the cooperative was continued in the limited liability company form of business organization. The Company was subsequently renamed U.S. Premium Beef, LLC.

     Effective May 30, 2006, USPB’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement). NBC is a limited partnership formed with National Carriers, Inc., a wholly-owned subsidiary of the Company, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility. The facility commenced operations in December 2001.

     In calendar year 2005, NBP was the fourth largest beef processing company in the United States. In FYE 2006, NBP accounted for approximately 12.5% of the fed cattle processed in the United States. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP’s products include boxed beef and beef by-products, such as hides and offal. In addition, they sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. NBP markets its products to retailers, distributors, food service providers and the United States military. The relationship between the USPB and NBP facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

     The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	Fiscal Years Ended
	August 26,	August 27,	August 28,
	2006	2005	2004
		(in millions)
Net sales	$4,636.0	$4,338.9	$4,093.5
Costs and expenses:
Cost of sales	4,503.8	4,229.9	3,973.7
Selling, general & administrative	34.0	30.5	29.6
Depreciation and amortization	28.7	24.4	21.2
Operating income	69.5	54.1	69.0

Other income (expense):
Interest income	0.4	0.4	0.6
Interest expense	(32.0)	(28.6)	(25.9)
Other, net	1.5	(5.1)	0.3
Total other expense, net	(30.1)	(33.3)	(25.0)
Net income	$39.4	$20.8	$44.0

     NBP’s net income for the FYE 2006 was $39.4 million compared to $20.8 million for the FYE 2005, an increase of $18.6 million or 89.4%. This is attributed to increased operating income due primarily to increased margins and a decrease in other expense, net. Sales were higher, principally due to an increase in the number of cattle processed as a result of the acquisition of Brawley Beef, LLC, at higher average weights. Cost of sales were higher, principally due to the higher number of cattle processed as a result of the acquisition of Brawley Beef, LLC, at higher average weights, and a slight increase in average live cattle prices. Operating income increased $15.4 million or 28.5% over the prior year. As a percent of sales, operating income was 1.5% and 1.2% for FYE 2006 and FYE 2005, respectively.

     NBP’s net income for the FYE 2005 was $20.8 million compared to $44.0 million for the FYE 2004, a decrease of $23.2 million or 52.7%. This is attributed to decreased margins as noted below, decreased other, net due primarily to the write-off of debt issuance costs in FYE 2005 and an increase in interest expense primarily due to higher interest rates in FYE 2005. Sales were higher, principally due to the higher number of cattle slaughtered and processed at higher average weights. Cost of sales were higher, principally due to the higher number of cattle slaughtered and processed at higher average weights, partially offset by a decrease in average live cattle prices. Operating income decreased $14.9 million or 21.6% over the prior year. As a percent of sales, operating income was 1.2% and 1.7% for FYE 2005 and FYE 2004, respectively.

Financial Statement Accounts

     Net Sales. NBP’s net sales are generated from sales of boxed beef, case-ready beef and pork, chilled and frozen export beef, portion control beef and beef by-products. They are affected by the volume of animals processed and the value that is extracted from each animal. The value that is extracted from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. NBP’s total value-added sales were approximately $1,246.9 million in FYE 2006, comprising approximately 26.9% of total net sales. NBP’s value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of profitability. Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. We believe we are currently in the expansion phase of this cycle. In addition, beef and by-product sales are affected by the general economic environment and other factors.

     Cost of Sales. NBP’s cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, utilities, and other facility expenses. Livestock is the highest cost component, representing 82.6% of cost of sales in FYE 2006. Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock. Historically, changes in cut-out values, a representation normally expressed on a per hundred weight basis, of the sales value of a beef carcass, for beef products and corresponding livestock costs have been positively correlated. As a result, profitability is primarily affected by the difference between cut-out value and livestock cost, the volume of livestock processed and its processing yields, the amount of saleable product, typically expressed as a percentage of a total carcass weight. Labor and freight represented 4.5% and 3.2%, respectively, of cost of sales in FYE 2006.

     Selling, General and Administrative Expenses. Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Outlook

     Drought conditions in the early part of calendar 2006 contributed to poor pastures in many important grazing areas of the country and subsequently caused larger than normal numbers of cattle being placed on feed. The larger numbers of cattle on feed increased the supply of market ready cattle in the late spring and summer months of calendar 2006. This larger than normal increase in market ready cattle increased the likelihood of a decline in cattle supply being realized in the fall and winter months of 2006. A decrease in available market ready cattle could negatively impact industry margins.

Recent Developments and Market Trends

     See the discussions above in Item 1, Business – Industry Overview – BSE and Related Export Bans for a more complete discussion of bovine spongiform encephalopathy (BSE).

     Effective May 30, 2006, USPB’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC). NBC is a newly formed limited partnership with National Carriers, Inc., a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

Critical Accounting Policies and Estimates

     The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe that our most critical accounting policies are as follows:

     Accounting for Investment in NBP. In accordance with accounting principles generally accepted in the United States of America, NBP’s financial position and results of operations are consolidated into our financial statements and all transactions between the two companies are eliminated in the consolidation. A minority interest is presented which represents the earnings of NBP attributable to those holding a minority interest in NBP.

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

     Inventory Valuation. Inventories of NBP’s beef processing operations, except supplies inventories, are determined using the first-in, first-out cost method or market. The cost of all other inventories is determined using the first-in, first-out method, specific or average cost methods. Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than their carrying amounts. If actual results differ from management estimates with respect to the selling of inventories at amounts less than their carrying amounts, NBP would adjust its inventory balances accordingly.

     Goodwill. We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill. We calculate the fair value of the applicable reporting unit using estimates of future cash flows. In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess the goodwill balance for impairment annually. This test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill. Goodwill was tested for impairment, and, as of August 26, 2006, management determined there was no impairment.

     Workers’ Compensation Accrual. NBP incurs certain expenses associated with workers’ compensation. To measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported. The estimates used by management are based on our historical experience as well as current facts and circumstances. NBP uses third-party specialists to assist management in appropriately measuring the expense and obligations associated with these costs.

	Fiscal Years Ended
	August	August	August
	26, 2006	27, 2005	28, 2004
		(in millions)
Net sales	$4,636.0	$4,338.9	$4,093.5
Costs and expenses:
Cost of sales	4,503.8	4,229.9	3,973.7
Selling, general & administrative	37.6	34.0	34.8
Depreciation and amortization	28.7	24.4	21.2
Operating income	65.9	50.6	63.8

Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.	(16.6)	(8.5)	(19.4)
Interest income	1.3	0.7	0.7
Interest expense	(32.4)	(29.0)	(26.6)
Interest rate exchange agreement	-	0.1	0.6
Other, net	1.5	(5.3)	-
Total other expense	(46.2)	(42.0)	(44.7)
Net income	$19.7	$8.6	$19.1

     The results of operations of NBP for the FYE August 26, 2006, the FYE August 27, 2005 and the FYE August 28, 2004 are consolidated in the respective periods and transactions between the USPB and NBP have been eliminated.

FYE August 26, 2006 compared to August 27, 2005

     Net Sales. Net sales were $4,636.0 million for FYE 2006, an increase of $297.1 million, or 6.8%, compared to $4,338.9 million for FYE 2005. The increase resulted primarily from an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, which translates to an increase in pounds of beef products sold in the period. Sales prices generally improved due to an improved product sales mix and a more favorable market environment for FYE 2006 compared to FYE 2005, including the resumption of shipments to Asian markets late in the fourth quarter of FYE 2006.

     Cost of Sales. Cost of sales was $4,503.8 million for FYE 2006, an increase of $273.9 million, or 6.5%, from $4,229.9 million for FYE 2005. The majority of the increase came as a result of an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, and slight increase in average live cattle prices of approximately 0.2%. The first half of FYE 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of FYE 2006 helped lower live cattle costs during that period. Cost of sales, as a percentage of net sales, was 97.1% and 97.5% for FYE 2006 and FYE 2005, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $37.6 million for FYE 2006 compared to $34.0 million for FYE 2005, an increase of $3.6 million or 10.6%. The increase resulted primarily from an approximate $2.1 million increase in payroll and related expenses, an increase of approximately $1.8 million in marketing and travel expense associated with supporting two new marketing programs, increased travel associated in part from the Brawley Beef, LLC acquisition, and increased fuel costs; partially offset by a reduction of $0.6 million in bad debt reserve. Selling, general and administrative expenses, as a percentage of net sales, were 0.8% and 0.8% for FYE 2006 and FYE 2005, respectively.

Results of Operations

      The following table shows consolidated statements of operations data for the periods indicated:

     Depreciation and Amortization Expense. Depreciation and amortization expenses were $28.7 million for FYE 2006 compared to $24.4 million for FYE 2005, an increase of $4.3 million, or 17.6%. This increase was due to additional assets being placed into service primarily at our two Kansas beef processing plants during FYE 2006, as well as additional assets acquired through the purchase of Brawley Beef, LLC in the fourth quarter of FYE 2006.

     Operating Income. Operating income was $65.9 million for FYE 2006 compared to $50.6 million for FYE 2005, an increase of $15.3 million, or 30.2%. Operating income, as a percentage of net sales, was 1.4% for FYE 2006 and 1.2% for FYE 2005. The first half of FYE 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of FYE 2006 helped lower live cattle costs during that period, which helped improve gross margin for FYE 2006. Gross margin improvements were primarily due to a more favorable market environment for FYE 2006 compared to FYE 2005, including the resumption of shipments to Asian markets late in the fourth quarter of FYE 2006.

     Minority Owners’ Interest in NBP. Minority interest in NBP in FYE 2006 was $16.6 million compared to $8.5 million in FYE 2005, an increase of $8.1 million, or 95.3%. The increase is due to higher net income earned by NBP. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

     Interest Expense. Interest expense was $32.4 million for FYE 2006 compared to $29.0 million for FYE 2005, an increase of $3.4 million, or 11.7%. The increase was due primarily to higher average interest rates in FYE 2006 compared to FYE 2005, as evidenced by an increase of approximately 160 basis points in the published LIBOR index interest rates as of August 26, 2006 compared to August 27, 2005, which is the basis for interest rates on most of our variable rate borrowings. Additionally, the weighted average of variable rate debt increased primarily from the acquisition of Brawley Beef, LLC.

     Other, Net. Other non-operating income, net was $1.5 million in FYE 2006 compared to other non-operating expense, net of $5.3 million in FYE 2005, a variance of $6.8 million. FYE 2006 includes an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials, partially offset by income tax expense of $1.5 million recorded on income for FYE 2006 for National Carriers, Inc., which is organized as a C Corporation. FYE 2006 includes $0.6 million in expense for the write-off of unamortized loan costs associated with amending and restating our fifth amended and restated credit facility. FYE 2005 includes $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our fourth amended and restated credit facility and income tax expense of $1.9 million recorded on the income for FYE 2005 for National Carriers, Inc.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.0 million for FYE 2005 compared to $34.8 million for FYE 2004, a decrease of $0.8 million or 2.3%. The decrease was the result of a $2.2 million recovery of a bad debt in FYE 2005 that had been written off in FYE 2003 due to the bankruptcy of one of NBP’s customers, and a decrease of approximately $0.5 million in professional services partially offset by a $1.3 million increase in payroll and related expenses and an expense for state franchise taxes of approximately $0.3 million. Selling, general and administrative expenses, as a percentage of net sales, were 0.8% and 0.9% for FYE 2005 and FYE 2004, respectively.

     Depreciation and Amortization Expense. Depreciation and amortization expenses were $24.4 million for FYE 2005 compared to $21.2 million for FYE 2004, an increase of $3.2 million, or 15.1%. This increase was due to additional assets being placed into service primarily at our beef processing plants during FYE 2005 and FYE 2004.

     Operating Income. Operating income was $50.6 million for FYE 2005 compared to $63.8 million for FYE 2004, a decrease of $13.2 million, or 20.7%. Operating income, as a percentage of net sales, was 1.2% for FYE 2005 and 1.6% for FYE 2004. A small number of cases of BSE in Canada and the U.S. since May 2003 caused many international importers to close their borders to U.S. beef products. As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry experienced a noticeable compression of industry margins during the latter part of FYE 2004 and all of FYE 2005.

     Minority Owners’ Interest in NBP. Minority interest in NBP in FYE 2005 was $8.5 million compared to $19.4 million in FYE 2004, a decrease of $10.9 million, or 56.2%. The decrease is due to lower net income earned by NBP. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

     Interest Expense. Interest expense was $29.0 million for FYE 2005 compared to $26.6 million for FYE 2004, an increase of $2.4 million, or 9.0%. The increase was due primarily to the higher average interest rates in FYE 2005 compared to FYE 2004 as evidenced by an increase of approximately 200 basis points in the published LIBOR index interest rates as of August 26, 2006 compared to August 27, 2005, which is the basis for interest rates on most of our variable rate borrowings.

     Other, Net. Other, net expenses were $5.3 million for FYE 2005 compared to $0.0 million for FYE 2004. Other, net expenses are lower in FYE 2005 compared to FYE 2004 due to $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP’s fourth amended and restated credit facility, and income tax expense of $1.9 million recorded on the income for FYE 2005 for National Carriers, Inc., which is organized as a C corporation. FYE 2004 includes a $1.1 million gain received through the demutualization of a company which held annuities for NBP employees, offset by income tax expense of $0.7 million recorded on the income for FYE 2004 for National Carriers, Inc. and tax accruals of $0.5 million in consideration of the potential recharacterization of income from patronage-source to non-patronage-source, which could be asserted by the IRS.

Liquidity and Capital Resources

     As of August 26, 2006 we had net working capital of $226.6 million, which included $4.9 million in distributions payable, and cash and cash equivalents of $58.4 million, including $4.0 million restricted to IRB approved expenditures. As of August 27, 2005, we had net working capital of $178.6 million, which included $1.9 million in distributions payable, and cash and cash equivalents of $54.4 million, including $3.9 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flow from operations and available borrowings under NBP’s fifth amended and restated credit facility.

     As of August 26, 2006, we had $383.9 million of long-term debt, of which $3.4 was classified as a current liability. As of August 26, 2006, NBP’s fifth amended and restated credit facility consisted of a $170.0 million term loan, all of which was outstanding, a term loan with CoBank of which $5.2 million was outstanding and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $18.9 million, outstanding letters of credit of $53.0 million and available borrowings of $88.1 million, based on the most restrictive financial covenant calculations. Cash flow from operations and borrowings under NBP’s fifth amended and restated credit facility have funded acquisitions, working capital requirements, capital expenditures and other general corporate purposes. We were in compliance with all financial covenants as of August 26, 2006.

     In addition to outstanding borrowings under its fifth amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, Senior Notes of $160.0 million and capital lease and other obligations of $9.1 million as of August 26, 2006.

     Capital spending through FYE 2007 is expected to approximate $50.0 million. These expenditures are primarily for plant expansion, equipment renewals and improvements.

     The Company believes that available borrowings under NBP’s fifth amended and restated credit facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond their control.

Operating Activities

     Net cash provided by operating activities was $44.6 in FYE 2006 and $60.0 million in FYE 2005. The $15.4 million decrease was due primarily to a net increase in working capital requirements in the current period resulting from increased beef inventory levels, partially offset by an increase in accounts receivable collections and by increased net income in FYE 2006.

     Net cash provided by operating activities was $60.0 million in FYE 2005 and $39.7 million in FYE 2004. The $20.3 million increase was due primarily to an increase in working capital resulting partially from increased accounts receivable collections, offset by lower net income in FYE 2005.

Investing Activities

     Net cash used in investing activities was $32.9 million in FYE 2006 compared to $16.7 million for FYE 2005, an increase of $16.2 million. The increase was due to an increase in capital spending in FYE 2006.

     Net cash used in investing activities was $16.7 million in FYE 2005 compared to $31.2 million for FYE 2004, a decrease of $14.5 million. The decrease was due primarily to decreased capital spending in FYE 2005.

Financing Activities

     Net cash used in financing activities was $7.7 million in FYE 2006 compared to net cash used in financing activities of $32.5 million for FYE 2005. The $24.8 million change was due primarily to an increase in borrowings on the term note payable of $46.4 million and revolving credit lines of $31.0 million in FYE 2006 compared to FYE 2005, partially offset by the repayment of $52.9 million of Brawley Beef, LLC debt in FYE 2006.

     Net cash used in financing activities was $32.5 million in FYE 2005 compared to $7.2 million for FYE 2004. The increase in FYE 2005 of $25.3 million was due primarily to a lower revolving credit line balance in FYE 2005, partially offset by a decrease in the member distributions paid in FYE 2005.

CoBank Term Debt

     Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, more fully described in Recent Developments above, USPB amended the CoBank term debt agreement to facilitate USPB’s acquisition of additional membership units in NBP. USPB contributed partnership units in NBC, which were acquired from Brawley Beef, LLC, to NBP in exchange for an additional (i) 5,899,297 Class A units and (ii) 664,475 Class B-1 units in NBP. The amendment also modifies the term “Collateral” to not include the partnership units in NBP and exempts USPB from being required to grant CoBank a security interest in the NBC partnership units. The amendment also permits USPB to have up to a one-hundred percent (100%) interest in NBP and to acquire the NBC partnership units and additional units in NBP.

     Effective July 19, 2006, USPB amended the CoBank term debt agreement to cause distributions that are made in excess of the amount allowed (Excess Distribution) to be deducted from the amount which could otherwise be distributed to its members for the subsequent periods until the Excess Distribution has been fully deducted.

     USPB’s CoBank term debt of approximately $5.2 million is payable in quarterly installments with final payment due in July 2011, bearing interest at the 90 day LIBOR index plus 2.50%, adjusted quarterly (8.01% at August 26, 2006, 6.01% at August 27, 2005, and 4.10% at August 27, 2004).

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

     The Company was in compliance with all CoBank debt covenants as of August 26, 2006. The debt is secured by USPB’s interest in NBP.

     USPB’s rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at FYE August 26, 2006, August 27, 2005 and August 28, 2004.

Amended and Restated Senior Credit Facilities

     Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, more fully described in Item 1. Business – Business Strategy, NBP amended and restated its existing senior credit facility with a consortium of banks. The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations. This fifth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth amended and restated credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed in Other, net in the Statement of Operations during the fiscal year ended August 26, 2006.

     The borrowings under the revolving loan are available for NBP working capital requirements, capital expenditures and other general corporate purposes. The fifth amended and restated credit facility is secured by a first priority lien on substantially all of NBP’s assets. The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $2.8 million, with any and all remaining principal outstanding being due and payable on the maturity date. Prepayment is allowed at any time.

     The fifth amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. The fifth amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) NBP’s election (Conversion Date). Currently, the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at our election. As of August 26, 2006, the interest rate for the term loan was equal to 8.0625%. Currently, the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at our election. As of August 26, 2006, the interest rate for the revolving loan was equal to 8.75%. After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.

     The fifth amended and restated credit facility imposes certain financial covenants. From May 30, 2006 until the earlier of February 28, 2007 or the Conversion Date, NBP’s required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million. After February 28, 2007 until the Conversion date, NBP’s required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million. After the Conversion Date, NBP’s required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio. In addition, NBP’s annual net capital expenditures are limited to $50 million in fiscal year 2007 and each fiscal year thereafter.

     The fifth amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws. The facility also contains customary negative covenants, including covenants restricting NBP’s ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

Industrial Revenue Bonds

     In conjunction with the fourth amendment and restatement of our NBP’s facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings. Under the transaction, the City purchased NBP’s Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease. The City’s bonds were purchased by NBP using proceeds of its term loan under the fourth amended and restated credit facility. Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation. The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

     The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction of improvements at its facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds is backed by a letter of credit under our existing amended and restated credit facility, these bonds have been presented as non-current obligations. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

     The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 3.4% in FYE 2006. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

     In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum. The average per annum interest rate for this series of bonds for the period from the Brawley acquisition date until the end of FYE 2006 was 3.7%. These bonds have been presented as non-current. NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

     Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, it has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million and $1.2 million were paid in fiscal years 2005 and 2006, respectively. Payments under the commitment will be $1.4 million in each of the fiscal years 2007 through 2009, $1.7 million in fiscal year 2010 and $0.8 million in fiscal year 2011, with the balance of $10.6 million to be paid in subsequent years.

10 ½% Senior Notes

     The 10 ½% Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of its other senior unsecured obligations. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict its ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem its equity interests;

  sell its assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

Cash Payment Obligations

      The following table describes our cash payment obligations as of August 26, 2006 (in thousands):

		Year 1	Year 2	Year 3	Year 4	Year 5	After
	Total	FY 07	FY 08	FY 09	FY 10	FY 11	Year 5
Term loan facility	$175,149	$1,030	$1,030	$1,030	$1,030	$1,029	$170,000
Revolving credit facility	18,864	-	-	-	-	18,864	-
Senior Notes	160,000	-	-	-	-	160,000	-
Industrial Revenue Bonds	20,665	-	-	-	5,850	-	14,815
Capital Leases	9,018	2,370	2,416	3,039	1,193	-	-
City of Brawley loan	200	-	-	40	40	40	80
Operating leases	40,220	11,671	10,480	8,143	5,797	2,926	1,203
Purchase commitments	11,641	11,641	-	-	-	-	-
Cattle commitments(1)	68,932	68,932	-	-	-	-	-
Utilities commitment	17,320	1,417	1,399	1,379	1,734	818	10,573
Total	$522,009	$97,061	$15,325	$13,631	$15,644	$183,677	$196,671

(1) NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities. This amount approximates its outstanding cattle commitments at August 26, 2006.

Off-Balance Sheet Arrangements

     As of August 26, 2006 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

     We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in FYE 2006, 2005 and 2004. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

     The Company’s operating results are influenced by seasonal factors in the beef industry. These factors affect the price that we pay for livestock as well as the ultimate price at which NBP sells its products. The seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

     The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

     Commodities. We use various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe that we can obtain them as needed. Commodities are subject to price fluctuations that may create price risk. When appropriate, we may hedge commodities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

     We purchase cattle for use in our processing businesses. When appropriate, we enter into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument we use depends on a number of factors, including availability of appropriate derivative instruments.

     We sell commodity beef products in our business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, we enter into forward sales contracts at prices determined prior to shipment. We may hedge the commodity price risk associated with these activities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

     We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market. SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

     While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

     While we previously presented the market value of commodity derivative instruments and firm commitments in a table, we currently use sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments. As of August 26, 2006, and August 27, 2005, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.4 million and less than $0.1 million, respectively.

     Foreign Operations. Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars and therefore currency risks are limited.

     Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

     We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates. As of August 26, 2006, most of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.75%. As of August 26, 2006, the weighted average interest rate on our $209.5 million of variable interest debt was approximately 7.7%.

     We had total interest expense of approximately $32.4 million in FYE 2006 and approximately $29.0 million in FYE 2005. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.4 million in FYE 2006 and approximately $3.3 million in FYE 2005.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A.     CONTROLS AND PROCEDURES

     The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 26, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.     OTHER INFORMATION

          None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

     U.S. Premium Beef’s business and affairs are governed by its board of directors. The board of directors currently consists of seven directors. The board of directors has full authority to act on behalf of USPB. The board of directors acts collectively through meetings, committees and senior management members it appoints. In addition, USPB employs a staff of executives to manage the day-to-day business of USPB. The members of the board of directors and the senior members of the executive team are identified below.

Senior Management and Members of the Board of Directors

			Term Expires
Name	Age	Position	After FY
Terry D. Ryan	54	Chairman of the Board	2006
Mark R. Gardiner	45	Vice Chairman of the Board	2007
John D. Fairleigh	41	Secretary of the Board	2006
Jerry L. Bohn	56	Director	2007
Douglas A. Laue	55	Director	2007
Carol A. Keiser	60	Director	2008
Rex W. McCloy	51	Director	2008
Steven D. Hunt	47	Chief Executive Officer	—
Stan D. Linville	47	Chief Operating Officer	—
Danielle D. Imel	31	Treasurer	—
Scott J. Miller	42	Chief Reporting and Compliance Officer	—

     Terry D. Ryan. Mr. Ryan is employed by Fairleigh Companies, Scott City, Kansas, and has been involved in the commercial cattle feeding industry since 1977. He is also a partner in the family farm operation in Rawlins County, Kansas. He is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association (KLA). Mr. Ryan is a past member of the KLA Board of Directors. Mr. Ryan has served as a member of USPB’s Board of Directors since 1996. He was elected chairman of USPB’s Board of Directors in 2004. Mr. Ryan attended Colby Community College with an emphasis in Animal Science and Farm and Ranch Management.

     Mark R. Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation headquartered at Ashland, Kansas, with nine seedstock satellite cowherds across the United States and Australia. Gardiner Angus Ranch markets over 1,500 bulls and 600 females per year to both commercial and seedstock beef producers throughout the United States. Gardiner Angus Ranch also runs an embryo transfer program that makes more than 2,000 transfers per year, including more than 60% of GAR’s 1,500-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, Gardiner Angus Ranch operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen’s Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. Mr. Gardiner has served as a member of USPB’s Board of Directors since 1996. He was elected Secretary/Treasurer of USPB’s Board in 2003 and Vice Chairman of the Board in 2004.  Mr. Gardiner holds a Bachelor’s degree from Kansas State University in Animal Sciences and Industry.

     John D. Fairleigh. Mr. Fairleigh is President and CEO of Fairleigh Companies, a family-owned business in Scott City, Kansas, consisting of a 44,000 head commercial feedyard, Fairleigh Ranch, a 10,000 acre backgrounding and grazing operation, Fairleigh Farms and L&M Western Tire and Oil Company. He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association. Mr. Fairleigh has served as a USPB Board member since 1999 and was elected Secretary of the Board in 2004. Mr. Fairleigh holds a Bachelor’s degree in Business from Kansas State University.

     Jerry L. Bohn. Mr. Bohn has served as the General Manager of Pratt Feeders since 1989. Pratt Feeders has a one-time capacity of 115,000 head in four feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees. Mr. Bohn also owns and manages a 5,000 to 6,000 head cattle operation which includes grazing and finishing cattle. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing.

     Douglas A. Laue. Mr. Laue owns and operates Black Diamond Customer Feeders, Inc. near Herington, Kansas, and runs a grazing program in the Kansas Flint Hills. He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the chairman of the KLA Feeders Council. Mr. Laue has been a member of USPB’s Board of Directors since 1996 and served as vice chairman of USPB’s Board of Directors from 1996 through 2002. Mr. Laue holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.

     Carol A. Keiser. Ms. Keiser is president of C-BAR Cattle Company, Inc. where she manages operations for the feeding of 5,000 to 6,000 head of cattle in Texas, Kansas, Nebraska, and Western Illinois. Prior to C-BAR Cattle Company she developed health and well-being procedures for Loveless Feedlot, taught vocational agriculture and served as an FFA advisor. She is a Certified Livestock Manager, Certified Livestock Dealer and is a member of the National Cattlemen’s Beef Association and the American Society of Animal Science and American Meat Science Association. Currently, Ms. Keiser serves on the National Agricultural Research, Extension, Education, and Economics Advisory Board, the Board of Trustees of the Farm Foundation, and the Illinois Global partnership Advisory. She served on the Steering Committee of the Future of Animal Agriculture in North America Project, the Board of Directors of the Council of Food and Agricultural Research, Illinois Beef Association Check-off Division, was past chair of UIAA University of Illinois Alumni Association and Board of UIUC Agriculture, Consumer and Environmental Sciences Alumni Board. Ms. Keiser is a graduate of the University of Illinois in Animal Science.

     Rex W. McCloy. Mr. McCloy is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, TX. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation and a 20,000 acre ranch in Harding Co., NM. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raiser's Association. He is a past Board member and marketing committee chairman of TCFA. In addition he is a former member of U.S. Premium Beef’s nominating committee. Mr. McCloy holds a Bachelors degree in Agricultural Economics from Texas Tech University.

     Steven D. Hunt. Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with USPB, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996. As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt also has experience in many areas of commercial banking, including direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt has served on the Board of National Beef Packing Company, LLC, (NBP) since 1997 and was elected chairman of NBP’s Board in 2003. Mr. Hunt holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

     Stan D. Linville. Mr. Linville is USPB’s Chief Operating Officer and joined USPB in 1997. He oversees cattle scheduling and technical operations. Before joining USPB, he operated a family farming operation near Holcomb, Kansas. He also worked in the cattle division of Brookover Enterprises at Garden City, Kansas, and as a grain merchandiser for Bartlett Grain Co. in Kansas City. Mr. Linville holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

     Danielle D. Imel. Ms. Imel is USPB’s Treasurer and joined USPB in 1998. She oversees the Company’s finance functions and is directly responsible for Company treasury activities. She was employed by the CPA firm of Kennedy, McKee and Co., LLC of Dodge City, Kansas, prior to joining USPB. Ms. Imel earned a Bachelor’s degree in Accounting and a second Bachelor’s degree in Agricultural Economics from Kansas State University.

     Scott J. Miller. Mr. Miller is USPB’s Chief Reporting and Compliance Officer and joined USPB in 2005. He oversees financial reporting and ensures compliance with internal policies and regulatory requirements. Before joining USPB, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries. Mr. Miller earned a Bachelors degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City. He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

Board of Directors

     Under USPB’s LLC operating agreement, the number of directors is set by the board of directors but may not be less than seven (7) directors. Directors must be unitholders of USPB and will be elected by holders of USPB Class A units. The operating agreement states that at least one director will represent Seedstock breeders and the balance of the directors will be evenly divided between directors who are unitholders who have Even Slot delivery agreements and unitholders who have Odd Slot delivery agreements. Current representation is as follows:

  Seedstock – Mr. Gardiner

  Even Slot – Messrs. Ryan, Fairleigh, and Laue

  Odd Slot – Messrs. Bohn and McCloy, and Ms. Keiser

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

Audit Committee

     The board of directors has an audit committee consisting of Messrs. Ryan, Bohn and Laue. Mr. Bohn is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission and has sufficient background and experience in sophisticated financial and accounting matters necessary to fulfill the duties and obligations of the audit committee.

Code of Ethics

     USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management and a Code of Ethics For Financial Officers for its chief executive officer, principal financial and accounting officer and treasurer within the meaning of the rules and regulations of the Securities and Exchange Commission; that are, to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the Code of Conduct may be obtained, without charge, upon written request to Scott J. Miller, Chief Reporting and Compliance Officer, U.S. Premium Beef, LLC, P. O. Box 20103, Kansas City, Missouri 64195.

ITEM 11.     EXECUTIVE COMPENSATION

     The goal of USPB’s executive compensation policy is to ensure that an appropriate relationship exists between executive pay, USPB’s financial performance and the creation of unitholder value, while at the same time motivating and retaining key employees. The base salaries for senior management are reviewed periodically to determine if such salaries fall within the range of those persons holding comparably responsible positions at other companies. Individual salaries are also based upon an evaluation of other factors, such as individual past performance, potential with USPB and level and scope of responsibility. Those responsibilities include, among other responsibilities, oversight of the activities of USPB’s majority-owned subsidiary, NBP, as well as analysis of and negotiations regarding the pricing grid used to establish the payments USPB members receive for their cattle. USPB believes that the base salaries of the members of senior management as a whole are comparable with the base salaries of other persons similarly situated.

     USPB’s relationship with NBP and the complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with eligibility for incentive bonuses. In addition, each senior management employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, disability and accidental death and dismemberment insurance, retirement plan and similar programs.

     The following table shows the compensation paid to the Chief Executive Officer and the three other individuals who were serving as senior executive officers at the end of fiscal year 2006.

Summary Compensation Table

	Annual Compensation
							Long Term
					Other Annual		Compensation
	Fiscal	Salary	Bonus		Compensation		Payouts
Name and Principal Position	Year	($)	($)		($)		($)

Steven D. Hunt	2006	550,000	281,330	(1)	-	(5)	-	(3)
Chief Executive Officer	2005	550,000	519,369	(1)	-	(5)	-	(3)
	2004	562,500	745,235	(1)	-	(5)	204,765	(3)
Stan D. Linville	2006	102,833	10,448	(2)	25,850		17,514	(4)
Chief Operating Officer	2005	98,667	18,180	(2)	24,798		29,250	(4)
	2004	101,022	29,250	(2)	22,713		26,152	(4)
Scott J. Miller (6)	2006	98,333	1,433	(2)	18,001		-
Chief Reporting and Compliance Officer	2005	13,674	-		1,591		-
	2004	-	-		-		-
Danielle D. Imel	2006	94,667	17,450	(2)	23,409		15,708	(4)
Treasurer	2005	90,673	26,543	(2)	22,308		25,556	(4)
	2004	89,125	35,556	(2)	20,594		22,741	(4)

(1)      Represents amounts paid under the annual incentive provisions of the CEO Employment Contract. The CEO Employment Contract Plan has been established to provide additional incentive-based compensation opportunities for the CEO of USPB. Bonuses are paid under the Plan if USPB attains highly focused specified performance objectives in the applicable fiscal year. The Board of Directors determines the performance goals. Does not include $647,668 earned, but not yet paid, under the CEO Employment Contract for fiscal year 2006.

(2)      Represents amounts paid for discretionary bonuses and bonuses pursuant to the Management Incentive Plan. The Management Incentive Plan provides incentive compensation opportunities for designated management employees of USPB based on the attainment of certain performance goals. Participation in the Management Incentive Plan is determined by the Chief Executive Officer for each fiscal year. Upon the attainment of the performance goals, the participant receives a cash bonus, one half of which is payable in the current calendar year. The other one half is paid at the end of the following calendar year if the executive is an active employee at the end of the following fiscal year and is disclosed in "Long Term Compensation Payouts" above in the year paid (see "(4)" below). Does not include $28,767 earned by, but not yet paid to, the executives for fiscal year 2006.

(3)      Represents amounts paid under long-term and full-term provisions of the CEO Employment Contract. Provides long-term incentive-based compensation based on the attainment of highly focused long-term performance goals and full-term compensation if the executive is employed through the term of the contact. Does not include $1,242,470 accrued, but not yet paid in fiscal year 2006 pursuant to the provisions of the CEO Employment Contract.

(4)      Represents the amount of the Management Incentive Plan cash bonus that is contingent on employment at the end of the following fiscal year (see "(2)" above). Does not include $28,767 and $29,873 earned by, but not yet paid to, the executives for fiscal year 2006 and fiscal year 2005 pursuant to the Management Incentive Plan.

(5)      None of the perquisites and other benefits paid to the executive exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by the executive.

(6)      Mr. Miller commenced employment on July 11, 2005.

Employment Agreements

     USPB is party to an employment agreement with its Chief Executive Officer, Steven D. Hunt. The agreement provides for Mr. Hunt’s employment for fiscal years 2004 through 2009. Under the agreement, USPB paid Mr. Hunt an annual base salary of $550,000 for fiscal years 2004, 2005, and 2006; and will pay $700,000 for fiscal years 2007, 2008, and 2009. USPB shall, if Mr. Hunt is still employed by USPB as of the last day of each fiscal year during the term of the agreement, pay an annual “incentive” bonus equal to two percent (2.0%) of the sum of the total financial benefits to the Company (USPB Total Benefits) that exceed $18,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) two times the fiscal year USPB grid premiums which is the net sum of all USPB member grid premiums and discounts calculated through the USPB grid, taking into account all calculators including, but not limited to, base price, dressing percent, quality grade, outlier cattle and other specific categories, less the base price calculator excluding any set base price premium. Mr. Hunt has qualified for the annual “incentive” bonus for fiscal years 2004, 2005, and 2006. In addition to Mr. Hunt’s base salary and annual incentive bonus, Mr. Hunt is eligible to be paid a “long-term incentive” bonus based on a percentage of the amount that USPB Total Benefits exceed certain benchmarks, as of the end of fiscal years 2006 and 2009, if employed on those dates. Mr. Hunt has qualified for the “long-term incentive” bonus based on benchmarks through the end of fiscal year 2006. A “full-term” bonus in the amount of $550,000 was paid to Mr. Hunt for being employed by USPB through the last day of fiscal year 2006, and he will be entitled to an additional “full-term” bonus of $700,000 if he is employed through the last day of fiscal year 2009. The agreement also vests phantom unit rights to 20,000 phantom Class A units of USPB with an exercise price of $55 per unit and 20,000 phantom Class B Units of USPB with an exercise price of $0 per unit in Mr. Hunt. Mr. Hunt is entitled to receive paid vacations, holidays and sick days; reimbursement of reasonable business expenses and other fringe benefits under the USPB’s group benefit plans. If USPB terminates the agreement for cause or if Mr. Hunt terminates the agreement for any or no reason, USPB needs only pay salary earned to the date of the termination. If USPB terminates the agreement for any reason other than cause, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2009; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2009; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through fiscal year 2009; and the payment on or before October 2, 2009 of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through fiscal year 2009.

     The Company has established a savings plan for certain qualifying employees. Under the plan, employees may contribute a portion of their compensation to a vested account under the savings. The employee’s contribution is eligible for a matching contribution by the Company for up to 4% of the employee’s qualifying compensation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

     The following table furnishes information, as of October 28, 2006 regarding ownership of the USPB’s Class A and Class B units by each person known by us to beneficially own more than 5% of the Company’s issued and outstanding units, each of its directors and senior management and all of the its directors and senior management as a group.

	Beneficial Ownership of
	Class A and Class B Units
Name	Number(1)	Percentage(2)
Douglas A. Laue(3)	95,000	12.9163%
John D. Fairleigh(4)	54,288	7.3811%
Jerry L. Bohn(5)	19,161	2.6051%
Rex W. McCloy(6)	5,685	0.7729%
Mark R. Gardiner(7)	3,000	0.4079%
Carol A. Keiser(8)	1,000	0.1360%
Terry D. Ryan(9)	500	0.0680%
Steven D. Hunt	-	-
Stan D. Linville	-	-
Danielle D. Imel	-	-
Scott J. Miller	-	-
Officers and Directors as a group (11 persons)(10)	178,634	24.2873%

(1)      Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.

(2)      Represents the percentage of Class A units and the percentage of Class B units held by the named party.

(3)      Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)      Includes 54,288 Class A and Class B units held by Fairleigh Corporation, of which Mr. Fairleigh is an owner.

(5)      Includes i) 11,800 Class A and Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager, and ii) 7,361 Class A and Class B units held by Hays Feeders, LLC, of which Mr. Bohn is the general manager.

(6)      Includes 5,685 Class A and Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner.

(7)      Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which Mr. Gardiner has sole voting and investment power.

(8)      Includes 1,000 Class A and Class B units held by C-Bar Cattle Co. Inc., of which Ms. Keiser is the president. (9) Includes 500 Class A and Class B units held by Mr. Ryan. (10) Reflects unit ownership by all seven directors and four members of senior management of USPB.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Directors who are unitholders

     All of the USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other owners and associates of USPB for the delivery of their cattle.

Certain Arrangements with Holders of NBP’s Membership Interests

      Simultaneous with the ownership changes on August 6, 2003, all of the holders of NBP’s membership interests entered into a limited liability company agreement that provides for, among other things, election of its board of managers, the powers of its board of managers and its officers, approval rights for certain of its equity holders, restrictions and rights related to the transfer, sale or purchase of its membership interests, and preemptive and repurchase rights.

      The limited liability company agreement provides that NBPCo Holdings and the members of NBP management who hold membership interests in NBP have the right to request that NBP purchase their membership interests under certain circumstances.

Transactions with NBP

     In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During FYE 2006, USPB and its owners and associates provided approximately 18% of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003..

     On May 19, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, entered into a Contribution Agreement (Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, NBP’s wholly-owned subsidiary, acting as its general partner. Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A units and 44,160 new Class B units. Under a separate unit exchange agreement between USPB and NBP, USPB then exchanged these units of NBC with NBP for 5,899,297 Class A nonvoting units and 664,475 Class B-1 voting units of NBP. As a result, USPB’s ownership interest in NBP’s Class B voting units increased to 54.76%.

Transactions with Beef Products, Inc.

     Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sold beef trimmings, referred to as trim, to BPI, and purchased processed lean beef from BPI for use in its ground beef operations. NBP’s aggregate sales of trim to BPI totaled approximately $65.7 million in FYE 2006. NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $15.0 million in FYE 2006.

Transactions with John R. Miller

     In October 2003, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate. During the FYE August 26, 2006, NBP paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

     In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001. The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate. During the FYE August 26, 2006, NBP paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

     NBP believes that the terms of these aircraft leases are at least as favorable to it as we could have obtained from unaffiliated third parties.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 26, 2006 and August 27, 2005 (dollars in thousands).

Type of Service	FYE 2006	FYE 2005

Audit Fees	$386	$325
Audit Related Fees	1	17
Tax Fees	26	164
All Other Fees	0	0
	$413	$506

Audit Fees

     Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

     Audit-related fees in FYE 2006 and 2005 primarily relate to consultations on accounting related matters.

Tax Fees

      Tax fees related to tax compliance, tax advice and tax planning services.

All Other Fees

     We did not pay any other type of fee and did not receive any other services from KPMG LLP during FYE 2006 and FYE 2005.

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

(2) The financial statement schedules required to be filed by Item 8 of this report is set forth in “Item 15(c) Financial Statement Schedules” contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium
Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-
prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4
(File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium
Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.3+	Contribution Agreement dated as of May 19, 2006 between Brawley Beef, LLC, National
Beef California, L.P. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

2.4+	Contribution Agreement dated as of May 30, 2006 between U.S. Premium Beef, LLC and
Brawley Beef, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly
Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10,
2006).

2.5+	Contribution Agreement dated as of May 30, 2006 between U.S. Premium Beef, LLC and
National Beef Packing Company, LLC (incorporated by reference to Exhibit 2.3 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to
Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc.
Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August
5, 2004).

3.2	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium
Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.3(a)	Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the
Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.3(b)	Amendment to the Limited Liability Company Agreement of National Beef Packing
Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27,2006, filed with the SEC on July 10, 2006).

3.3(c)	Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef
Packing Company, LLC, effective as of May 30, 2006 (incorporated by reference to
Exhibit 3.1(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended
May 27, 2006, filed with the SEC on July 10, 2006).

3.4(a)	Certificate of Incorporation of NB Finance Corp. (incorporated herein by reference to
Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the
SEC on December 19, 2003).

3.4(b)	Bylaws of NB Finance Corp. (incorporated herein by reference to Exhibit 3.3 to
Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

4.1(a)	Indenture dated as of August 6, 2003 by and among National Beef Packing Company,
L.P., NB Finance Corp and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407)
filed with the SEC on December 19, 2003).

4.1(b)	Form of Series B Senior Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

4.1(c)	Registration Rights Agreement dated as of August 6, 2003 by and among National Beef
Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp
Piper Jaffray Inc. and Rabo Securities USA, Inc. (incorporated herein by reference to
Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the
SEC on December 19, 2003).

10.1	Cattle Purchase and Sale Agreement dated as of December 1, 1997 by and among
Farmland National Beef Packing Company, L.P. and U.S. Premium Beef, Ltd.
(incorporated herein by reference to Exhibit 10.7 to Registration Statement on Form S-4
(File No. 333-111407) filed with the SEC on December 19, 2003).

10.2	Form of Uniform Delivery and Marketing Agreement – Even Slots (incorporated herein by reference to Exhibit 10.2 to U.S. Premium Beef Registration Statement on Form S-4
(File No. 333-115164) filed with the SEC on August 5, 2004)

10.3	Form of Uniform Delivery and Marketing Agreement – Odd Slots (incorporated herein by reference to Exhibit 10.3 to U.S. Premium Beef Registration Statement on Form S-4
(File No. 333-115164) filed with the SEC on August 5, 2004).

10.4	Office Lease by and between HDP – Kansas City, LLC and U.S. Premium Beef, Ltd.
(incorporated herein by reference to Exhibit 10.5 to U.S. Premium Beef Registration
Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5	* U.S. Premium Beef, Ltd. Management Incentive Plan (incorporated herein by reference to Exhibit 10.8 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-
115164) filed with the SEC on August 5, 2004).

10.6(a)	Seventh Amendment to Credit Agreement, dated June 20, 2006, effective as of May 30,
2006, by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent for the benefit of the syndication parties. (filed herewith)

10.6(b)	Sixth Amendment to Credit Agreement, dated June 20, 2006, effective as of May 30,
2006, by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated by reference to Exhibit 10.1(b) to the
Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

10.6(c)	Fifth Amendment to Credit Agreement, dated September 30, 2004, by and among U.S.
Premium Beef, LLC. and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form
10-K for the fiscal year ended August 28, 2004, filed by U.S. Premium Beef with the
SEC on November 26, 2004)

10.6(d)	Fourth Amendment to Credit Agreement, dated August 6, 2003, by and among U.S.
Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties.
(incorporated herein by reference to Exhibit 10.9 to U.S. Premium Beef Registration
Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(e)	Third Amendment to Credit Agreement, dated August 29, 2002, by and among U.S.
Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties
(incorporated herein by reference to Exhibit 10.10 to U.S. Premium Beef Registration
Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(f)	Second Amendment to Credit Agreement, dated August 24, 2001, by and among U.S.
Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties
(incorporated herein by reference to Exhibit 10.11 to U.S. Premium Beef Registration
Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(g)	First Amendment to Credit Agreement, dated February 25, 2000, by and among U.S.
Premium Beef, Ltd. and CoBank, ACB, for its own benefit as a lender and as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.12 to
U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(h)	Credit Agreement, dated November 25, 1997, by and among U.S. Premium Beef, Ltd.
and CoBank, ACB, for its own benefit as a lender and as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.13 to U.S. Premium
Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on
August 5, 2004).

10.7(a)*	*CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef,
LLC adopted September 1, 2004 (incorporated herein by reference to Exhibit 10.14 to
U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.7(b)*	Employment Agreement dated as of August 6, 2003 by and between National Beef
Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit
10.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

10.7(c)*	Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-
111407) filed with the SEC on December 19, 2003).

10.7(d)*	Employment Agreement dated as of August 6, 2003 by and between National Beef
Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to
Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed with the
SEC on December 19, 2003).

10.7(e)*	Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-
111407) filed with the SEC on December 19, 2003).

10.8	Purchase Agreement dated July 31, 2003 by and among NB Acquisition, LLC, National
Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S.
Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc. (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-111407)
filed with the SEC on December 19, 2003).

10.9	Fifth Amended and Restated Credit Agreement dated as of May 30, 2006 (“Credit
Agreement”) by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to
Form 8-K filed with the SEC on June 22, 2006).

10.10(a)	Lease Agreement dated as of February 1, 1999 between City of Dodge City, Kansas and
Farmland National Beef Packing Company, L.P. securing $1,000,000 City of Dodge
City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing
Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.8 to
Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

10.10(b)	Indenture of Trust dated as of February 1, 1999 between City of Dodge City, Kansas and
Commerce Bank, N.A., as trustee, securing $1,000,000 City of Dodge City, Kansas
Industrial Development Revenue Bonds (Farmland National Beef Packing Company,
L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.9 to
Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

10.11(a)	Indenture of Trust dated as of January 1, 1999 between City of Liberal, Kansas and
Commerce Bank, N.A., as trustee, securing $1,000,000 City of Liberal, Kansas Industrial
Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project),
Series 1999 (incorporated herein by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.11(b)	Amended and Restated Lease Agreement dated as of January 1, 1999 between City of
Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing
$1,000,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland
National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-111407)
filed with the SEC on December 19, 2003).

10.12(a)	Lease Agreement dated as of March 1, 2000 between City of Dodge City, Kansas and
Farmland National Beef Packing Company, L.P. securing $6,000,000 City of Dodge
City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing
Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

10.12(b)	Indenture of Trust dated as of March 1, 2000 between City of Dodge City, Kansas and
Commerce Bank, N.A., as trustee, securing $6,000,000 City of Dodge City, Kansas
Industrial Development Revenue Bonds (Farmland National Beef Packing Company,
L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.13 to
Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

10.13(a)	Lease Agreement dated as of March 1, 2000 between City of Liberal, Kansas and
Farmland National Beef Packing Company, L.P. securing $5,850,000 City of Liberal,
Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing
Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on
December 19, 2003).

10.13(b)	Indenture of Trust dated as of March 1, 2000 between City of Liberal, Kansas and
Commerce Bank, N.A., as trustee, securing $5,850,000 City of Liberal, Kansas Industrial
Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project),
Series 2000 (incorporated herein by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.14(a)	Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National
Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas
Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company,
LLC Project) (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-
111407) filed with the Commission on January 6, 2005).

10.14(b)	Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and
Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas
Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company,
LLC Project) (incorporated by reference to Exhibit 10.3 to Form 8-K filed (File No. 333-
111407) with the Commission on January 6, 2005).

10.15	Agreement dated December 22, 2003 by and between National Beef and United Food and
Commercial Workers International Union, AFL-CIO-CK, UFCW District Local Two
(incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration
Statement on Form S-4 (File No. 333-111407) filed with the SEC on February 11, 2004).

10.16	Lease agreement dated as of January 16, 2001 between Joint Development Authority of
Brooks, Colquitt, Grady, Mitchell and Thomas counties and Farmland National Beef
Company (incorporated herein by reference to Exhibit 10.20 to Registration Statement on
Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.17	Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit
10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.18	Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises,
L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit
10.1 to Form 8-K (File No. 333-111407) filed with the Commission on December 9,
2004).

10.19*	National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No.
333-111407) filed with the SEC on December 19, 2003).

10.20*	National Beef Packing Company, LLC Management Long Term Incentive Plan
(incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4
(File No. 333-111407) filed with the SEC on December 19, 2003).

21.1	Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on November 17,
2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
_______________
*	Management contract or compensatory plan or arrangement.
+	The Contribution Agreements in Exhibits 2.1, 2.2 and 2.3 contain Schedules and Exhibits that the
Company hereby agrees to furnish supplementally to the SEC upon its request.

(c) Financial Statement Schedules:

Schedule I – Parent Company Financial Statements

U.S. PREMIUM BEEF, LLC
Balance Sheets of Parent Company
August 26, 2006 and August 27, 2005
(in thousands)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$25,748	$20,556
Accounts receivable	—	3
Other receivables	688	504
Total current assets	26,436	21,063
Property, plant, and equipment, at cost	229	241
Less accumulated depreciation	(220)	(217)
Net property, plant and equipment	9	24
Investments in National Beef Packing Company, LLC	134,029	114,320
Other assets	403	384
Total assets	$160,877	$135,791
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	$1,030
Accounts payable	56	49
Due to affiliates	507	1,134
Accrued compensation and benefits	4,088	3,530
Other accrued expenses and liabilities	1,232	1,155
Total current liabilities	6,913	6,898
Long-term liabilities:
Long-term debt, excluding current installments	4,119	5,148
Total long-term liabilities	4,119	5,148
Total liabilities	11,032	12,046
Capital shares and equities:
Members' capital, 735,505 and 691,845 Class A units and 735,505 and 691,845
Class B units authorized, issued and outstanding	99,203	73,103
Patronage notices	50,642	50,642
Total capital shares and equities	149,845	123,745
Total liabilities and capital shares and equities	$160,877	$135,791

     U.S. PREMIUM BEEF, LLC
Statements of Operations of Parent Company
Years ended August 26, 2006, August 27, 2005, and August 28, 2004
(in thousands)

	2006	2005	2004
Net sales	$-	$381,496	$614,346
Costs and expenses:
Cost of sales	-	381,496	614,346
Selling, general, and administrative expenses	3,590	3,509	5,198
Depreciation and amortization	17	38	45
Total costs and expenses	3,607	385,043	619,589
Operating loss	(3,607)	(3,547)	(5,243)
Other income (expense):
Interest income	864	354	98
Interest expense	(404)	(469)	(719)
Equity in earnings of National Beef Packing
Company, LLC	22,779	12,244	24,595
Other, net	123	248	834
Total other income	23,362	12,377	24,808
Income before taxes	19,755	8,830	19,565
Income tax expense	(36)	(191)	(469)
Net income	$19,719	$8,639	$19,096

Earnings Per Linked Unit:
Basic	$28.06	$12.49
Diluted	$27.56	$12.25
Outstanding weighted-average Class A and Class B units:
Basic	702,843	691,845
Diluted	715,385	705,063
Proforma amounts assuming the conversion to
an LLC is applied retroactively:
Earnings Per Linked Unit:
Basic	$28.06	$12.49	$27.60
Diluted	$27.56	$12.25	$27.10

Outstanding weighted-average Class A and Class B units:
Basic	702,843	691,845	691,845
Diluted	715,385	705,063	704,748

     U.S. PREMIUM BEEF, LLC
Statements of Cash Flows of Parent Company
Years ended August 26, 2006, August 27, 2005, and August 28, 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$19,719	$8,639	$19,096
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	17	38	45
Equity in earnings of National Beef Packing Company, LLC	(22,779)	(12,244)	(24,595)
Distribution from National Beef Packing Company, LLC	10,701	10,954	18,698
Interest rate exchange agreement	—	(105)	(631)
Changes in assets and liabilities (net of acquisition):
Accounts receivable	3	15,554	(7,014)
Due from affiliates	(184)	(504)	—
Other receivables	—	1,225	—
Other assets	(19)	(39)	3
Accounts payable	7	(197)	176
Due to affiliates	(627)	(198)	—
Accrued compensation and benefits	558	257	408
Other accrued expenses and liabilities	77	325	(512)
Cattle purchases payable	—	(3,574)	1,932
Net cash provided by operating activities	7,473	20,131	7,606
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(2)	(8)	(13)
Net cash used in investing activities	(2)	(8)	(13)
Cash flows from financing activities:
Proceeds from membership and registration fees	—	—	27
Proceeds from nondelivery fees	—	—	1,330
Payments of notes payable and fees	(1,029)	(1,030)	(1,005)
Payments of patronage refunds/patronage notices	—	(957)	(8,369)
Change in overdraft balances	—	(11,983)	5,113
Partnership distributions	(1,250)	(1,210)	—
Net cash used in financing activities	(2,279)	(15,180)	(2,904)
Net increase in cash	5,192	4,943	4,689
Cash and cash equivalents at beginning of period	20,556	15,613	10,924
Cash and cash equivalents at end of period	$25,748	$20,556	$15,613
Supplemental cash disclosures:
Cash paid during the period for interest	$402	$494	$679
Cash paid during the period for taxes, net of refunds	$36	$191	$(25)
Supplemental noncash disclosures of investing and financing activities:
Issuance of equity for acquisition of Brawley Beef	$7,631	$-	$-

Schedule II – Valuation and Qualifying Accounts

     The following table represents the consolidated rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004.

	Beginning				Ending
Period Ending	Balance	Provision	Charge Off	Other (1)	Balance

August 26, 2006	(3,902,549)	(1,615,548)	3,380,259	(273,838)	(2,411,676)
August 27, 2005	(5,613,545)	(3,186,535)	4,897,531	-	(3,902,549)
August 28, 2004	(5,133,549)	(3,609,812)	3,129,816	-	(5,613,545)

(1) Represents the acquisition of Brawley Beef, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
U.S. Premium Beef, LLC:

Under date of November 17, 2006, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the fiscal years in the three year period ended August 26, 2006 as contained in the Annual Report on Form 10-K for the fiscal year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10-K. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Kansas City, Missouri
November 17, 2006

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Steven D. Hunt
___________________________________________
Name: Steven D. Hunt
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2006

* * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt
Steven D. Hunt	Chief Executive Officer	November 16, 2006
(Principal Executive Officer)
/s/ Scott J. Miller
Scott J. Miller	Chief Financial Officer	November 16, 2006
(Principal Financial and Accounting Officer)
/s/ Terry D. Ryan
Terry D. Ryan	Chairman of the Board	November 16, 2006
/s/ Mark R. Gardiner
Mark R. Gardiner	Vice Chairman of the Board	November 16, 2006
/s/ John D. Fairleigh
John D. Fairleigh	Secretary of the Board	November 16, 2006
/s Jerry L. Bohn
Jerry L. Bohn	Director	November 16, 2006
/s/ Douglas A. Laue
Douglas A. Laue	Director	November 16, 2006
/s/ Carol A. Keiser
Carol A. Keiser	Director	November 16, 2006
/s/ Rex W. McCloy
Rex W. McCloy	Director	November 16, 2006

U.S. PREMIUM BEEF, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at August 26, 2006 and August 27, 2005	F-3

Consolidated Statements of Operations for the years ended August 26, 2006, August 27, 2005,
and August 28, 2004	F-4

Consolidated Statements of Comprehensive Income for the years ended August 26, 2006,
August 27, 2005, and August 28, 2004	F-5

Consolidated Statements of Capital Shares and Equities for the years ended August 26, 2006,
August 27, 2005 and August 28, 2004	F-6

Consolidated Statements of Cash Flows for the years ended August 26, 2006, August 27, 2005,
and August 28, 2004	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

     We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the fiscal years in the three-year period ended August 26, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 26, 2006 and August 27, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 26, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
November 17, 2006

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
August 26, 2006 and August 27, 2005
(in thousands)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$58,434	$54,428
Accounts receivable, less allowance for returns and doubtful
accounts of $2,412 and $3,903, respectively	173,233	170,854
Due from affiliates	3,391	2,979
Other receivables	5,943	3,385
Inventory	145,009	85,426
Other current assets	20,171	9,920
Total current assets	406,181	326,992
Property, plant, and equipment, at cost	331,500	258,493
Less accumulated depreciation	(69,490)	(43,331)
Net property, plant and equipment	262,010	215,162
Goodwill	79,411	78,858
Other intangible assets, net of accumulated amortization of $5,276
and $3,335, respectively	30,562	28,426
Other assets	6,594	6,710
Total assets	$784,758	$656,148
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$3,400	$1,030
Cattle purchases payable	58,320	54,394
Accounts payable	54,449	42,514
Due to affiliates	878	1,533
Accrued compensation and benefits	27,894	22,168
Accrued insurance	17,651	15,528
Other accrued expenses and liabilities	12,086	9,389
Distributions payable	4,880	1,865
Total current liabilities	179,558	148,421
Long-term liabilities:
Long-term debt, excluding current installments	380,496	313,998
Other liabilities	2,961	4,738
Total long-term liabilities	383,457	318,736
Total liabilities	563,015	467,157
Minority interest in National Beef Packing Co. and Kansas City Steak Company, LLC	72,956	64,971
Capital shares and equities:
Members' capital, 735,505 and 691,845 Class A units and 735,505 and 691,845
Class B units authorized, issued and outstanding, respectively	98,092	73,343
Patronage notices	50,642	50,642
Accumulated other comprehensive income	53	35
Total capital shares and equities	148,787	124,020
Total liabilities and capital shares and equities	$784,758	$656,148

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended August 26, 2006, August 27, 2005, and August 28, 2004
(in thousands)

	2006	2005	2004
Net sales	$4,636,030	$4,338,920	$4,093,481
Costs and expenses:
Cost of sales	4,503,814	4,229,903	3,973,636
Selling, general, and administrative expenses	37,624	33,975	34,814
Depreciation and amortization	28,667	24,487	21,215
Total costs and expenses	4,570,105	4,288,365	4,029,665
Operating income	65,925	50,555	63,816
Other income (expense):
Interest income	1,267	734	647
Interest expense	(32,413)	(29,021)	(26,628)
Minority owners’ interest in net income of
National Beef Packing Co.
(net of tax expense of $660 in 2006, $830 in
2005 and $340 in 2004)	(16,632)	(8,535)	(19,417)
Minority owners’ interest in net income of
Kansas City Steak Company, LLC	(160)	(160)	(313)
Equity in loss of aLF Ventures, LLC	(143)	(577)	(837)
Interest rate exchange agreement	—	105	630
Other, net	3,447	(2,412)	2,395
Total other expense	(44,634)	(39,866)	(43,523)
Income before taxes	21,291	10,689	20,293
Income tax expense	(1,572)	(2,050)	(1,197)
Net income	$19,719	$8,639	$19,096

Earnings Per Linked Unit:
Basic	$28.06	$12.49
Diluted	$27.56	$12.25
Outstanding weighted-average Class A and Class B units:
Basic	702,843	691,845
Diluted	715,385	705,063
Proforma amounts assuming the conversion to
an LLC is applied retroactively:
Earnings Per Linked Unit:
Basic	$28.06	$12.49	$27.60
Diluted	$27.56	$12.25	$27.10
Outstanding weighted-average Class A and Class B units:
Basic	702,843	691,845	691,845
Diluted	715,385	705,063	704,748

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended August 26, 2006, August 27, 2005, and August 28, 2004
(in thousands)

	2006	2005	2004
Net income	$19,719	$8,639	$19,096
Other comprehensive income:
Change in fair value of interest rate
exchange agreement	—	—	(256)
Foreign currency translation adjustments	18	22	14
Comprehensive income	$19,737	$8,661	$18,854

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Statements of Capital Shares and Equities

Years ended August 26, 2006, August 27, 2005, and August 28, 2004 (in thousands)

			Cooperative					Accumulated	Total
			members'		Patronage			other	capital
	Members'	Common	contributed	Nondelivery	refunds for	Patronage	Unallocated	comprehensive	shares and
	Capital	stock	capital	fee	reinvestment	notices	equity	income	equities
Balance at August 30, 2003	$-	$7	$39,504	$-	$49,480	$-	$9,159	$255	$98,405
Collection of membership fees	-	-	27	-	-	-	-	-	27
Change in fair value of cash flow hedge	-	-	-	-	-	-	-	(256)	(256)
for interest rate exchange agreement
Foreign currency translation adjustment	-	-	-	-	-	-	-	14	14
Assessment of nondelivery fee	-	-	-	1,330	-	-	-	-	1,330
Allocation of net income for the year
ended August 28, 2004	-	-	-	-	2,119	-	16,977	-	19,096
Adjustment to fair value of minority
interest	-	-	-	-	-	-	239	-	239
Patronage refunds payable in cash
transferred to current liabilities	-	-	-	-	(847)	-	-	-	(847)
Balance at August 28, 2004	$-	$7	$39,531	$1,330	$50,752	$-	$26,375	$13	$118,008
Foreign currency translation adjustment	-	-	-	-	-	-	-	22	22
Nondelivery fee transferred
to current liabilities	-	-	-	(1,330)	-	-	-	-	(1,330)
Conversion from cooperative to LLC	65,913	(7)	(39,531)	-	(50,642)	50,642	(26,375)	-	-
Allocation of net income for the year
ended August 27, 2005	8,639	-	-	-	-	-		-	8,639
Partner distributions transferred to
current liabilities	(1,209)	-	-	-	-	-	-	-	(1,209)
Patronage refunds payable in cash
transferred to current liabilities	-	-	-	-	(110)	-	-	-	(110)
Balance at August 27, 2005	$73,343	$-	$-	$-	$-	$50,642	$-	$35	$124,020
Foreign currency translation adjustment	-	-	-	-	-	-	-	18	18
Equity Issued in Brawley acquisition	7,631	-	-	-	-	-	-	-	7,631
Allocation of net income for the year
ended August 26, 2006	19,719	-	-	-	-	-		-	19,719
Adjustment to fair value of minority
interest	(1,351)	-	-	-	-	-	-	-	(1,351)
Partner distributions transferred to
current liabilities	(1,197)	-	-	-	-	-	-	-	(1,197)
Redemption of Members' Capital	(53)	-	-	-	-	-	-	-	(53)
Balance at August 26, 2006	$98,092	$-	$-	$-	$-	$50,642	$-	$53	$148,787

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended August 26, 2006, August 27, 2005, and August 28, 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$19,719	$8,639	$19,096
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	28,667	24,487	21,215
(Gain) loss on disposal of property, plant, and equipment	(64)	703	42
Minority interest	16,656	8,656	19,631
Write-off of debt issuance costs	527	2,552	-
Interest rate exchange agreement	-	(105)	(631)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	25,652	6,760	(21,725)
Due from affiliates	(412)	(106)	(2,141)
Other receivables	1,007	1,128	855
Inventories	(53,271)	536	(8,375)
Other assets	(2,721)	700	21,371
Accounts payable	891	2,527	1,975
Due to affiliates	(655)	(215)	35
Accrued compensation and benefits	4,662	1,340	(10,395)
Accrued insurance	(317)	1,625	(2,736)
Other accrued expenses and liabilities	387	1,200	298
Cattle purchases payable	3,870	(459)	1,191
Net cash provided by operating activities	44,598	59,968	39,706
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(34,494)	(18,208)	(32,484)
Acquisition of businesses, net of cash acquired	648	-	-
Proceeds from sale of property, plant, and equipment	939	1,528	1,302
Net cash used in investing activities	(32,907)	(16,680)	(31,182)
Cash flows from financing activities:
Proceeds from membership and registration fees	-	-	27
Proceeds from nondelivery fees	-	-	1,330
Net receipts (payments) under revolving credit lines	3,863	(27,059)	29,750
Repayment of Brawley Beef, LLC debt	(52,850)	-	-
Borrowings under term note payable	50,000	3,594	-
Repayments of other indebtedness/capital leases	(1,067)	(428)	(501)
Payments of notes payable and fees	(1,029)	(3,374)	(7,255)
Payments of patronage refunds/patronage notices	-	(957)	(8,370)
Cash paid for financing costs	(126)	(1,653)	-
Change in overdraft balances	1,763	5,818	443
Distributions to minority interest owners in National Beef Packing Co.	(7,007)	(7,224)	(22,579)
Partnership distributions and redemptions	(1,250)	(1,210)	-
Net cash used in financing activities	(7,703)	(32,493)	(7,155)
Effect of exchange rate changes on cash	18	22	14
Net increase in cash	4,006	10,817	1,383
Cash and cash equivalents at beginning of period	54,428	43,611	42,228
Cash and cash equivalents at end of period	$58,434	$54,428	$43,611
Supplemental cash disclosures:
Cash paid during the period for interest	$29,559	$25,687	$24,518
Cash paid during the period for taxes, net of refunds	$176	$2,545	$608
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$8,697	$-	$-
Issuance of Equity for the acquisition of Brawley Beef, LLC	$7,631	$-	$-

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(1)     Description of Business

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

     On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. Provisions of FNB’s Operating Agreement and its financing agreement restricted partners’ access to FNB’s assets. In the fourth quarter of fiscal year 2003, USPB acquired a controlling interest in the former FNB, now National Beef Packing Company, LLC (NBP).

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

     NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Brawley, California, case-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. NBP’s wholly-owned subsidiary, National Carriers, Inc., located in Liberal, Kansas, provides trucking services to NBP and third parties.

     In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflects current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 18% of NBP’s total cattle processed in fiscal year 2006, are processed in NBP’s three processing facilities.

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

     On May 19, 2006, USPB’s majority owned subsidiary, NBP, entered into a Contribution Agreement with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC) (the Agreement). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of the Company, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001. The closing occurred on June 1, 2006, as more fully described in Note 3.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     USPB, NBPCo Holdings, LLC (NBPCo Holdings), and management of NBP each hold Class A and Class B interests in NBP. In addition, members of management of NBP will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements as noted below.

Capital Structure of NBP

     Class A Interests – Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP’s tax year quarters in cash to the extent permitted by NBP’s senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

     Class B Interests – Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of NBP’s remaining taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management of NBP are in the form of “profits interests” issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

     Class C Interests – Rights to Class C interests are held only by owners of Class B-2 interests. Class B-2 and Class C interests, collectively, have equal value and rights as Class B-1 interests. The face amount of the Class C interests will be distributed out of the assets available for distribution upon liquidation on a parity basis with the Class B interests after payment of the Class A face amount together with all unpaid Class A priority distributions.

     USPB holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million; NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million; and members of management of NBP own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, certain members of management of NBP will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements. These amounts were previously expensed as compensation expense.

     Minority Interest represents Class A, B, and C interests held by management of NBP and NBPCo Holdings, which include repurchase rights of the holders (see Note 11).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(2)     Basis of Presentation and Accounting Policies

(a)     Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)     Fiscal Year

     The Company’s fiscal year ends on the last Saturday in August. Fiscal years 2006, 2005, and 2004 consisted of fifty-two week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

(c)     Use of Estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

(d)     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of August 26, 2006, the Company had cash and cash equivalents of $58.4 million, including $4.0 million restricted to NBP IRB approved expenditures. Included in Other Current Assets is $7.4 million of cash restricted to support a workers compensation letter of credit related to the Brawley acquisition. As of August 27, 2005, the Company had cash and cash equivalents of $54.4 million, including $3.9 million restricted to NBP IRB approved expenditures.

(e)     Allowance for Returns and Doubtful Accounts

     The allowance for returns and doubtful accounts is the Company’s best estimate of the amount of probable returns and credit losses in its existing accounts receivable. The Company determines these allowances based on historical experience and management’s judgments. Specific accounts are reviewed individually for collectibility.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

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

	August 26,	August 27,
	2006	2005
Product inventories:
Dressed and boxed meat products	$117,712	$66,993
Beef by-products	15,180	8,476
Supplies	12,117	9,957
	$145,009	$85,426

(g)     Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Property, plant, and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

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

     The Company capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million, less than $0.1 million and $0.1 million for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     A summary of cost and accumulated depreciation for property, plant, and equipment as of August 26, 2006 and August 27, 2005 follows (dollars in thousands):

	FYE 2006	FYE 2005
Land and improvements	$17,018	$13,462
Building and improvements	85,522	63,994
Machinery and equipment	195,286	157,158
Furniture and fixtures	4,438	3,449
Trailers and automotive equipment	1,346	1,481
Computer equipment	39	37
Construction in process	27,851	18,912
Total property, plant and equipment, at cost	331,500	258,493
Accumulated depreciation	(69,490)	(43,331)
Property, plant, and equipment, net	$262,010	$215,162

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

     Effective June 1, 2006, NBP amended and restated its fifth senior credit facility with a consortium of banks, additionally capitalizing $1.6 million in debt issuance costs. This amendment and restatement is also within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed during the fiscal year ended August 26, 2006. The remaining costs are being amortized over the life of the related debt instruments.

      Amortization of $1.1 million, $1.2 million, and $1.7 million was charged to interest expense during the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively, related to these costs. The Company had unamortized costs of $7.0 million and $7.2 million for the fiscal years ended August 26, 2006 and August 27, 2005, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(i)     Goodwill and Other Intangible Assets

     SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. NBP calculates the fair value of each reporting unit using estimates of future cash flows. All of NBP’s goodwill has been allocated to the Core Beef segment. In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill. In accordance with SFAS 142, goodwill was tested for impairment and, as of August 26, 2006, management determined there was no impairment.

      The amounts of goodwill are as follows (amounts in thousands):

	August 26, 2006	August 27, 2005
Beginning balance	$78,858	$78,858
Goodwill from acquisitions during the year	553	-
Ending balance	$79,411	$78,858

      The amounts of other intangibles assets are as follows (amounts in thousands):

		August 26, 2006		August 27, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	8.3 years	$15,400	$5,276	$11,323	$3,335
Intangible assets not subject to amortization:
Trademarks	indefinite	20,438	-	20,438	-
Total intangible assets		$35,838	$5,276	$31,761	$3,335

     Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives which range from four to 15 years. Trademarks are not scheduled for amortization due to their expected indefinite useful life. In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 26, 2006, management determined there was no impairment.

     For the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, NBP recognized $1.9 million, $1.6 million and $1.5 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s balance sheet as of August 26, 2006, for each of the next five years and thereafter:

Estimated amortization expense for fiscal years ended:
(dollars in thousands)
2007	$2,108
2008 (1)	2,148
2009	2,108
2010	1,996
2011	325
Thereafter	1,811

(1) FYE 2008 consists of 53 weeks.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(j)     Overdraft Balances

     The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances is reflected in financing activities on the statement of cash flows. Overdraft balances of $63.9 million and $62.1 million were included in trade accounts and cattle purchases payables at August 26, 2006 and August 27, 2005, respectively.

(k)     Self-Insurance

     NBP is self-insured for certain losses relating to worker’s compensation, auto liability, general liability, and employee medical and dental benefits. NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon NBP’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP’s historical experience rates.

(l)     Environmental Expenditures and Remediation Liabilities

     Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at the time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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
August 26, 2006, August 27, 2005 and August 28, 2004

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

(o)     Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 26, 2006, the Senior Notes had a carrying value of $160.0 million and a fair value of $166.6 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank. The carrying value of other debt also approximates its fair value at August 26, 2006, as substantially all such debt has a variable interest rate.

(p)     Revenue Recognition

     NBP recognizes revenue from the sale of products upon delivery to customers. National Carriers, Inc. recognizes revenue when shipments are complete.

(q)     Shipping Costs

     Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

(r)     Advertising and Promotion Expenses

     Advertising and promotion expenses are charged to operations in the period incurred and were $3.0 million, $2.5 million and $1.7 million in the years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

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

(t)     Derivatives and Hedging Activities

     NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market. SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

      The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 26, 2006 and August 27, 2005 is not significant.

(u)     Earnings Per Unit

     Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who leased delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder’s proportionate share of underlying equity in the Company. Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows, along with the pro forma amounts for the prior years assuming the conversion to an LLC was retroactively applied.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

Earnings Per Linked Unit Calculation

(In thousands, except unit and per unit data)	52 weeks ended
			Pro-forma
	August 26, 2006	August 27, 2005	August 28, 2004
Basic earnings per unit:
Income available to unitholders (numerator)	$19,719	$8,639	$19,096
Outstanding units (denominator)	702,843	691,845	691,845
Per unit amount	$28.06	$12.49	$27.60

Diluted earnings per unit:
Income available to unitholders (numerator)	$19,719	$8,639	$19,096
Outstanding units	702,843	691,845	691,845
Effect of dilutive securities - unit options	12,542	13,218	12,903
Units (demoninator)	715,385	705,063	704,748
Per unit amount	$27.56	$12.25	$27.10

(3)     Acquisitions

     On May 19, 2006, USPB’s majority owned subsidiary, NBP, entered into a Contribution Agreement (Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

     Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A and 44,160 new Class B units at an aggregate fair value of approximately $7.6 million. Under a separate unit exchange agreement between USPB and NBP, USPB then exchanged these units of NBC with NBP for 5,899,297 Class A nonvoting units, at a price per unit of $1, and 664,475 Class B-1 voting units, at an approximate price per unit of $2.61, of NBP or an aggregate value of approximately $7.6 million. As a result, USPB’s ownership interest in the Company’s Class B voting units increased to 54.76%. The acquisition was accounted for using the purchase method.

     Adjustments to the purchase price were made based on changes in the working capital and debt of Brawley Beef as determined on the closing date. The effective date for this acquisition was May 30, 2006.

     Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC’s Brawley facility.

     Under the terms of the Agreement, Brawley Beef makes customary covenants, representations and warranties and agrees to indemnify NBC, NBP and USPB for breaches of these representations and warranties. Brawley Beef can satisfy these indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its Class A and Class B USPB units at $165 per unit. In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Agreement. Brawley Beef’s obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members. In connection with acquisition of Brawley Beef, LLC, during fiscal year 2006, intangible assets associated with Customer Relationships were identified and valued by an independent third party at approximately $2.4 million and will be amortized on a straight-line basis over 15 years.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006 for $1.5 million. The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free from cattle that are 20 months of age and younger. In connection with this acquisition, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill. Also in connection with the Vintage acquisition, if certain future net sales margin target levels are achieved, potential additional consideration will be payable, up to the maximum amounts of $0.5 million, $0.6 million and $0.6 million, respectively, for the fiscal years 2007, 2008 and 2009.

      In connection with acquisitions of Vintage Foods, L.P. and Rains Agency, a transportation company acquired for $0.6 million by National Carriers, Inc. during fiscal year 2006, intangible assets were identified from each acquisition and separately valued by an independent third party. As a result of these valuations, the intangible assets of approximately $1.7 million associated with Customer Relationships were acquired and will be amortized on a straight-line basis over a range of four to 12 years. Also in connection with the Rains acquisition, if certain future contingent objectives are achieved, potential additional consideration will be payable in amounts of approximately $0.3 million and $0.1 million, respectively, for the fiscal years 2007 and 2008.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Brawley acquisition after allocating negative goodwill of approximately $36.6 million to property, plant and equipment and intangible assets. The net assets acquired include an additional approximate $0.9 million incurred by NBP associated with costs from third parties attributable to the acquisition.

(in millions)
Current assets	$46.3
Property, plant and equipment	34.5
Intangibles	2.4
Total assets acquired	83.2

Current liablities, including current maturities	(13.4)
Long-term debt	(61.3)
Total liabilities assumed	(74.7)
Net assets acquired	$8.5

     Had the acquisition of Brawley Beef occurred at the beginning of FY 2005, pro forma revenue and earnings would have been $5.0 billion and $9.9 million, respectively, for FYE 2006 and $4.8 billion and $1.1 million, respectively, for FYE 2005.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(4)     Long-Term Debt and Loan Agreements

     The Company entered into various debt agreements to finance the Acquisition described in Note 1 and to provide liquidity to operate the business on a going forward basis. As of August 26, 2006 and August 27, 2005, debt consisted of the following (dollars in thousands):

	August 26,	August 27,
	2006	2005
Short-term debt:
Current portion of long-term debt (term loan)(a)	$1,030	$1,030
Current portion of long-term debt (term loan)(b)	-	-
Current portion of capital lease obligations(e)	2,370	-
	$3,400	$1,030

Long-term debt:
Term loan facility, net of current portion(a)	$4,119	$5,148
Term loan facility, net of current portion(b)	170,000	120,000
Senior Notes(c)	160,000	160,000
Industrial Development Revenue Bonds(d)	20,665	13,850
Revolving credit facility(b)	18,864	15,000
Long-term capital lease obligations and other(e)	6,848	-
	$380,496	$313,998
Total debt	$383,896	$315,028

(a)     CoBank Term Debt

     CoBank Term Debt—Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, USPB amended the CoBank term debt agreement to facilitate USPB’s acquisition of additional membership units in NBP. USPB contributed partnership units in NBC, which were acquired from Brawley Beef, LLC, to NBP in exchange for an additional (i) 5,899,297 Class A units and (ii) 664,475 Class B-1 units in NBP. The amendment also modifies the term “Collateral” to not include the partnership units in NBP and exempts USPB from being required to grant CoBank a security interest in the NBC partnership units. The amendment also permits USPB to have up to a one-hundred percent (100%) interest in NBP and to acquire the NBC partnership units and additional units in NBP.

     Effective July 19, 2006, USPB amended the CoBank term debt agreement to cause distributions that are made in excess of the amount allowed (Excess Distribution) to be deducted from the amount which could otherwise be distributed to its members for the subsequent periods until the Excess Distribution has been fully deducted.

     The debt agreement with CoBank contains certain covenants which require, among other things: reporting requirements, a minimum working capital reserve, a minimum debt service coverage ratio, a minimum net worth, restrictions on transactions with related parties and restrictions on dividend payments. The Company was in compliance with all CoBank debt covenants as of August 26, 2006. The debt is secured by USPB’s interest in NBP.

     The Company’s rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at August 26, 2006 and August 27, 2005 and 2.25% at August 28, 2004. CoBank term debt is payable in equal quarterly installments with final payment due in July 2011, bearing interest at the LIBOR index plus a rate margin based on an NBP leverage ratio, adjusted quarterly (8.01% at August 26, 2006, 6.01% at August 27, 2005 and 4.10% at August 28, 2004).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(b)     Senior Credit Facilities

      Senior Credit Facilities— Effective June 1, 2006, NBP amended and restated its existing senior credit facility with a consortium of banks which allow borrowings from time to time under a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that is subject to certain borrowing base limitations and that matures in May 2011. The fifth amended and restated credit facility is secured by a first priority lien on substantially all of NBP’s assets. At NBP’s election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin. As of August 26, 2006, the interest rate for the term loan was equal to LIBOR plus 275 basis points (8.0625%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (8.75%). The fifth amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) NBP’s election (Conversion Date). After the Conversion Date the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP’s funded debt to EBITDA ratio. A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility, and this fee also will vary after the Conversion Date depending on NBP’s funded debt to EBITDA ratio.

     Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP’s and certain of its domestic wholly owned subsidiaries’ assets. The borrowing base consists of percentages of NBP’s eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 26, 2006, NBP’s fifth amended and restated credit facility consisted of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $18.9 million, outstanding letters of credit of $53.0 million and available borrowings of $88.1 million, based on the most restrictive financial covenant calculation.

     Repayment and Prepayment. The principal amount outstanding under the term loan is due and payable in semi-annual installments of $2.8 million on the last business day of each June and December commencing on June 30, 2011 and ending with the payment of all outstanding principal and interest on May 30, 2016. Prepayment is allowed at any time.

     The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on May 30, 2011.

      Affirmative Covenants. NBP’s senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

      Negative Covenants. NBP’s senior credit facilities contain customary negative covenants, including covenants restricting NBP’s ability to incur additional indebtedness, sell or dispose of assets, make capital expenditures, pay certain dividends and prepay or amend certain indebtedness, among other restrictions.

     Financial Covenants. These facilities also impose certain financial covenants. From June 1, 2006 until the earlier of February 28, 2007 or the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million. After February 28, 2007 but on or before the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million. As defined in the fifth amended and restated credit facility, EBITDA contains specified adjustments. On August 26, 2006, NBP was in compliance with all financial covenants under its senior credit facilities.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
ugust 26, 2006, August 27, 2005 and August 28, 2004

 After the Conversion Date, NBP will be subject to the following financial covenants:

(i)	A maximum Funded Debt to EBITDA Ratio, as follows:

Funded Debt
	to EBITDA	Fiscal Quarter Ended

	5.00 to 1.00	Closing Date through August 25, 2007
	4.00 to 1.00	November 30, 2007 through August 25, 2008
	3.50 to 1.00	November 30, 2008 and thereafter

(ii)	A maximum Senior Secured Funded Debt to EBITDA Ratio, as follows:

Senior Secured
Funded Debt
	to EBITDA Ratio	Fiscal Quarter Ended
	3.50 to 1.00	Closing Date through August 25, 2007
	3.25 to 1.00	November 30, 2007 through August 25, 2008
	3.00 to 1.00	November 30, 2008 and thereafter

(iii)	A minimum four-quarter rolling EBITDA as follows:

	EBITDA	Fiscal Quarter Ended
	$60,000,000	Closing Date through August 25, 2007
	$70,000,000	November 30, 2007 through February 28, 2008
	$90,000,000	May 31, 2008
	$100,000,000	August 25, 2008 and thereafter

(iv)	A minimum four-quarter rolling Debt Service Coverage Ratio as follows:

	Debt Service Coverage Ratio	Fiscal Quarter Ended
	1.75 to 1.00	Closing Date through May 31, 2007
	2.00 to 1.00	August 25, 2007 and thereafter

NBP’s net capital expenditures are limited to $50 million in FYE 2007 and each fiscal year thereafter.

(c)     Senior Notes

     Senior Notes—On August 6, 2003, NBP issued $160.0 million of its 10 1 / 2 % Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

  sell assets;

  direct NBP’s restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

As of August 26, 2006, NBP was in compliance with all covenants associated with the Senior Notes.

      NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(d)     Industrial Development Revenue Bonds

     Industrial Development Revenue Bonds— In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP. Under the transaction, the City purchased NBP’s Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease. The City’s bonds were purchased by NBP using proceeds of its term loan under the fourth amended and restated credit facility. Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the existing senior credit facility. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

     In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP’s senior credit facilities.

     The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 3.4% in 2006, 2.3% in 2005 and 1.3% in 2004. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

      An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP’s behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

     In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly. The average per annum interest rate for this series of bonds for the period from the Brawley acquisition date until the end of FYE 2006 was $3.7%. These bonds have been presented as non-current. NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

(e)     Capital and Operating Leases

     Capital and Operating Leases—NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef, LLC acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at August 26, 2006, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
	(dollars in thousands)
For the fiscal years ended August:
2007	$2,919	$11,671
2008	2,814	10,480
2009	3,266	8,143
2010	1,227	5,797
2011	-	2,926
Thereafter	-	1,203
Net minimum lease payments	$10,226	$40,220
Less amount representing interest	(1,208)
Present value of net minimum lease payments	$9,018

     Rent expense associated with operating leases was $10.9 million, $10.6 million and $8.5 million, for fiscal years 2006, 2005 and 2004, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

(f)     Utilities Commitment

     Utilities Commitment—Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility. In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility. The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million and $1.2 million was paid in fiscal years 2005 and 2006, respectively. Payments under the commitment will be $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, $1.7 million in fiscal year 2010, and $0.8 million in fiscal year 2011, with the remaining balance of $10.6 million to be paid in subsequent years.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at its facilities. NBP’s estimated cattle commitments as of August 26, 2006 were $68.9 million.

     The aggregate principal maturities of long-term debt for each of the five fiscal years and thereafter following August 26, 2006 are as follows (dollars in thousands):

2007	$3,400
2008	3,446
2009	4,109
2010	8,113
2011	179,933
After 2012	184,895
$383,896

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

     On August 31, 2002, the notional amount of the interest rate exchange agreement was realigned with the principal balance of the debt obligation, effectively fixing the interest rate on approximately $9.1 million of the variable rate debt to a fixed rate of 6.153% plus the applicable rate margin (Note 4). The rate margin was 2.50% at August 27, 2005 and 2.25% at August 30, 2003. As a result of this development, the Company designated the revised interest rate exchange agreement as a hedge of its forecasted variable rate interest payments and determined the hedge is and will continue to be highly effective in accordance with SFAS No. 133. In 2003, the Company recorded the change in the fair value of its interest rate swap as an increase to equity through Accumulated Other Comprehensive Income (AOCI), rather than as other income. In 2004, the balance in the AOCI of $256,430 was adjusted to recognize the fair value of the interest rate swap as other income and current year changes in the fair value of the remaining notional amount of the exchange agreement were charged to operations in accordance with SFAS No. 133. Changes in the fair value were charged to operations. This interest rate exchange agreement expired on January 3, 2005 and at this time the Company does not anticipate entering into another interest rate exchange agreement.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(6)     Employee Compensation and Benefits

     The cooperative had established a phantom stock option plan which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the Conversion, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units. The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively. During this period when unitholders of USPB are required to transfer each Class A unit with a corresponding Class B unit, a phantom Class A unit cannot be exercised without a corresponding Class B unit being exercised. The Company recognized a reduction in compensation expense under this plan for the year ended August 26, 2006 and $0.3 million, and $0.4 million, in compensation expense under this plan for the years ended August 27, 2005, and August 28, 2004, respectively.

     The Company maintains a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering its non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.6 million, $0.7 million and $0.5 million for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004, respectively.

      NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $0.6 million, $0.6 million and $0.6 million for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

     Postretirement Benefits— Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits. Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $1.5 million, $0.1 million and $1.9 million, for fiscal years 2006, 2005 and 2004, respectively, and are included in cost of sales.

     The health care trend rate used to value the accumulated benefit obligation at August 26, 2006 is a rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter. The discount rate used to value the accumulated benefit obligation is 6%. The unfunded accumulated benefit obligation was $2.1 million and $3.6 million at August 26, 2006 and August 27, 2005, respectively, and has been recorded as a liability in the financial statements. The unfunded accumulated benefit obligation was reduced in 2006 necessitated by a reduction of both participants and premiums because of changes in Medicare.

(7)    Other Income

     Other non-operating income, net was $3.4 million in FYE 2006 compared to other non-operating expense, net of $2.4 million in FYE 2005. Fiscal year 2006 includes an approximate $1.4 million reduction in postretirement benefit obligation as more fully described in Note 6. Retirement Plans, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials. Fiscal year ended August 27, 2005 includes approximately $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP’s fourth senior credit facility, offset by $0.5 million gain related to the securities received through the demutualization of a company that held annuities for NBP employees. Fiscal year ended August 28, 2004 includes approximately $1.1 million gain NBP received through the demutualization of a company which held annuities for NBP employees.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(8)     Income Taxes

     Income tax expense includes the following current and deferred provisions (dollars in thousands):

		Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004
Current provision:
Federal	$2,198	$1,339	$868
State	437	388	155
Foreign	12	12	20
Total current tax expense	2,647	1,739	1,043

Deferred provision:
Federal	(909)	263	131
State	(166)	48	23
Foreign	-	-	-
Total deferred tax expense	(1,075)	311	154
Total income tax expense	$1,572	$2,050	$1,197

     Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

	Year Ended
	August 26,	August 27,	August 28,
	2006	2005	2004
Computed “expected” income tax expense	$7,452	$3,741	$7,103
Patronage deduction	-	-	(742)
Passthrough income	(6,118)	(2,076)	-
Deferred patronage	-	-	(1,874)
Foreign income exclusion	-	-	(162)
State taxes, net of federal	179	288	(116)
Adjustment of deferred taxes upon conversion to an LLC	-	1,375	-
Change in valuation allowance upon conversion to an LLC	-	(1,375)	(3,019)
Other	59	97	7
Total income tax expense	$1,572	$2,050	$1,197

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 26, 2006 and August 27, 2005 are presented below (dollars in thousands):

	August 26,	August 27,
Deferred tax assets:	2006	2005
Accounts receivable, due to allowance for doubtful accounts	$181	$172
Intangible assets	40	-
Self-insurance and workers compensation accruals	2,355	1,605
Total gross deferred tax assets	2,576	1,777
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation	544	820
Total gross deferred tax liabilities	544	820
Net deferred tax assets	$2,032	$957

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     Net deferred tax assets and liabilities at August 26, 2006 and August 27, 2005 are included in the consolidated balance sheet as follows (dollars in thousands):

	August 26,	August 27,
	2006	2005
Other current assets	$2,576	$1,777
Other liabilities	544	820
	$2,032	$957

     Upon the acquisition of FNB in 2003, USPB established deferred tax assets attributable to differences between financial statement and tax basis of assets and liabilities. Although such differences could have resulted in non-patronage income (expense) in future periods, management believed that it was more likely than not that the results of future non-patronage operations would not generate sufficient taxable income to realize the deferred tax assets. Accordingly, a valuation allowance of $1.4 million had been recorded at August 27, 2005.

     During FYE 2005, USPB converted to a limited liability company (LLC) as discussed in Note 10. Accordingly, the net deferred tax assets at August 27, 2005, together with the related valuation allowance established under the cooperative structure as a result of the acquisition were reversed resulting in no net impact to fiscal year 2005 tax expense. The remaining net deferred tax assets and liabilities at August 26, 2006 result from National Carriers, Inc., a C Corp subsidiary of NBP.

     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets associated with National Carriers, Inc., a taxable subsidiary. Accordingly, no valuation allowance was provided at August 26, 2006 and August 27, 2005.

     Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, it was not taxed on amounts of patronage and nonpatronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts were instead taxed directly to the patrons. If the Company was not entitled to be taxed under Subchapter T, its income would have been taxed to the Company similar to a corporation and the patrons would have been taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of passed through to the patrons in the form of a patronage dividend. Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that its non-patronage source income, if any, is incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB has recognized tax expense in the accompanying fiscal year 2004 consolidated financial statements on a portion of its earnings for periods from August 6, 2003 to August 29, 2004 (date of conversion to an LLC) to provide for such potential recharacterization of income from patronage-source to non-patronage source, which may be asserted by the Internal Revenue Service.

     Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations of the LLC are included in the taxable income of the individual members.

(9)     Related Party Transactions

     All of the Company’s directors hold units of the Company. By virtue of their ownership of the units, each of these individuals is obligated to deliver cattle to the Company. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders of the Company for the delivery of their cattle.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     USPB facilitates the delivery of cattle annually to NBP through its individual producer-owners. During the fiscal year ended August 26, 2006 USPB and its owners and associates provided approximately 18% of NBP’s cattle requirements. During the fiscal years ended August 27, 2005, and August 28, 2004, USPB provided approximately 19% and 18%, respectively, of NBP’s cattle requirements. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

     At August 26, 2006 and August 27, 2005, the Company had payables to members for the return of nondelivery penalties in the amount of $0.5 million and $1.1 million, respectively. At August 26, 2006 and August 27, 2005, the Company had receivables from members for non-delivery penalties in the amount of $0.7 million and $0.5 million, respectively.

     NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party. At August 26, 2006 and August 27, 2005, the amounts due from Beef Products, Inc. were approximately $2.7 million and $2.5 million, respectively. At August 26, 2006 and August 27, 2005, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

      In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate. During the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, NBP paid $0.7 million, $0.5 million and $0.3 million, respectively, to lease the aircraft and $0.1 million, $0.1 million and $0.08 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

     In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001. The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate. During the fiscal years ended August 26, 2006 and August 27, 2005, NBP paid $0.7 million and $0.5 million, respectively, to lease the aircraft and $0.1 million and $0.06 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

     On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of the assets of Brawley Beef. As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California (NBC), a subsidiary of National Beef. USPB then exchanged the limited partnership units with National Beef for a higher ownership percentage in National Beef. Immediately following the issuance, there were 736,005 units of Class A interests and 736,005 units of Class B interests.

     Class A Interests. Holders of Class A interests are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of the Company’s net cash flow when declared by the board of directors; to participate in the distribution of the Company’s assets in accordance with their positive capital account balances if the Company dissolves or liquidates after payment of the patronage notices, and, if the holder is a member, to vote on matters submitted to a vote of the Company’s members. Holders of Class A interests are committed under Uniform Delivery and Marketing Agreements to deliver one head of cattle to the Company annually for each unit held.

     Class B Interests. Holders of Class B interests are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of the Company’s net cash flow when declared by the board of directors; to participate in the distribution of the Company’s assets in accordance with their positive capital account balances if the Company dissolves or liquidates after the payment of the patronage notices, and, if the holder is a member, to vote on matters submitted to a vote of the Company’s members. Holders of Class B interests have no cattle delivery commitment.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

Preferred stock had no voting rights. Dividends could have been paid as determined by the Board of Directors.

(c)     Members’ Contributed Capital

     Members’ contributed capital represented amounts paid in excess of the par value of common stock, and membership and registration fees collected from members.

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

(e)     Patronage Refunds

     The cooperative paid patronage refunds with respect to cattle delivered to the cooperative in the form of cash, stock, or written notices of allocation, or any combination thereof based on each member’s patronage business with the cooperative. Patronage refunds for reinvestment represented the portion of patronage refunds payable from current year earnings in equities.

     For purposes of patronage refunds, current year earnings were determined in accordance with federal income tax regulations. For the year ended August 28, 2004, 45.12% of current year earnings was distributed in cash and the remaining 54.88% was distributed in equities.

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
$26,375

     Earned surplus consisted of foreign sales income not distributed, the net loss incurred during the Company’s development stage (prior to December 1, 1997) and corporate subsidiaries.

(11)     Minority Interest

     At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests using the interest method. At August 26, 2006, the minority interest in National Beef, included in the minority interest in the accompanying Consolidated Balance Sheet, was revalued by an independent appraisal process, and the value was determined to be $77.5 million which was in excess of its carrying value. Accordingly, the carrying value of the minority interest increased by approximately $1.4 million through accretion during the fiscal year ended August 26, 2006, resulting in the $72.2 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of August 26, 2006.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(12)     Legal Proceedings

     Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys’ fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The defendants found liable filed post-trial motions for judgment as a matter of law, which were denied. The plaintiffs did not file a post-trial motion seeking to set aside the jury’s verdict for FNBPC. The court has not yet entered a final judgment or appealable order and, until it does, the time for an appeal does not begin to run.

      NBP's wholly owned subsidiary, National Carriers, Inc. has various independent contractor drivers who are involved in accidents from time to time which in the aggregate could result in a material liability for the Company.

     The Company is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

(13)     Business Segments

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB operates in one operating segment and reports only certain enterprise-wide disclosures.

(a)     Customer Concentration

     In the fiscal year ended August 26, 2006, one customer with its consolidated subsidiaries represented 7.9% of total sales, with no other customer representing more than 3.0% of total sales. In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented 7.0% of total sales, with no other customer representing more than 3.7% of total sales. In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented approximately 9.1% of total sales with no other single customer representing more than 3.3% of total sales.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(b)     Sales to Foreign Countries

     NBP had sales outside the United States of America in the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004 of approximately $309.7 million, $295.2 million and $395.5 million, respectively. No single country accounted for more than 4% of total sales. The amount of assets maintained outside the United States of America is not material.

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

     On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States. Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef processing industry.

     The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries. In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan. On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants. Shipments of U.S. beef to Japan commenced in August 2006. In September 2006, Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.

     These challenges resulted in tremendous volatility in U.S. livestock market prices since FYE 2004. Where pre-BSE export sales were approximately 17% of total net sales in FYE 2003, in FYE 2004, 2005 and 2006, NBP’s total export sales were approximately 10%, 7% and 7% of total net sales, respectively. With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

     NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef processing industry or on its operations. The Company’s revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
August 26, 2006, August 27, 2005 and August 28, 2004

(15)     Quarterly Results (Unaudited)

     Selected quarterly financial data for FY’s 2006 and 2005 is set forth below (dollars in thousands):

		Operating	Net	Basic	Diluted
		Income	Income	Earnings Per	Earnings Per
	Net sales	(Loss)	(Loss)	Linked Unit	Linked Unit
2006 quarterly results:
November 26, 2005	$1,095,738	$(4,792)	$(6,401)	$(9.25)	$(9.25)
February 25, 2006	1,080,026	(6,778)	(7,607)	$(11.00)	$(11.00)
May 27, 2006	1,134,514	31,493	12,908	$18.66	$18.33
August 26, 2006	1,325,752	46,002	20,819	$28.29	$27.85
	$4,636,030	$65,925	$19,719

2005 quarterly results:
November 27, 2004	$1,050,720	$1,860	$(2,982)	$(4.31)	$(4.31)
February 26, 2005	1,026,727	(2,842)	(7,453)	$(10.77)	$(10.77)
May 28, 2005	1,126,574	28,604	11,097	$16.04	$15.74
August 27, 2005	1,134,899	22,933	7,977	$11.53	$11.31
	$4,338,920	$50,555	$8,639