Form 10-Q
period 2006-11-25
U. S. Premium Beef, LLC
filed 2007-01-05
CIK 1289237

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12200 North Ambassador Drive
Kansas City, MO 64163
(Address of principal executive offices)

Telephone: (866) 877-2525
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant's equity is not traded on an exchange or in any public market.  As of December 30 , 2006, there were 735,505 Class A units and 735,505 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	November 25,	August 26,
Assets	2006	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$61,182	$58,434
Accounts receivable, less allowance for returns and doubtful accounts
of $2,517 and $2,412 in fiscal years 2007 and 2006, respectively	164,232	173,233
Due from affiliates	2,599	3,391
Other receivables	5,924	5,943
Inventory	138,711	145,009
Other current assets	22,351	20,171
Total current assets	394,999	406,181
Property, plant and equipment, at cost	340,029	331,500
Less accumulated depreciation	(76,834)	(69,490)
Net property, plant and equipment	263,195	262,010
Goodwill	79,542	79,411
Other intangible assets, net of accumulated amortization
of $5,761 and $5,276 in fiscal years 2007 and 2006, respectively	29,925	30,562
Other assets	6,013	6,594
Total assets	$773,674	$784,758

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$3,404	$3,400
Cattle purchases payable	74,137	58,320
Accounts payable	53,487	54,449
Due to affiliates	386	878
Accrued compensation and benefits	14,770	27,894
Accrued insurance	17,760	17,651
Other accrued expenses and liabilities	14,400	12,086
Distributions payable	254	4,880
Total current liabilities	178,598	179,558
Long-term liabilities:
Long-term debt, excluding current installments	394,947	380,496
Other liabilities	2,911	2,961
Total long-term liabilities	397,858	383,457
Total liabilities	576,456	563,015
Minority interest in National Beef Packing Company and Kansas City Steak, LLC	63,165	72,956
Capital shares and equities:
Members' capital, 735,505 Class A units and 735,505 Class B units
authorized, issued and outstanding	83,350	98,092
Patronage notices	50,642	50,642
Accumulated other comprehensive income	61	53
Total capital shares and equities	134,053	148,787
Total liabilities and capital shares and equities	$773,674	$784,758

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005
	(unaudited)	(unaudited)

Net sales	$1,273,025	$1,095,738

Costs and expenses:
Cost of sales	1,270,083	1,084,545
Selling, general and administrative expenses	10,434	9,390
Depreciation and amortization	7,868	6,595

Total costs and expenses	1,288,385	1,100,530

Operating loss	(15,360)	(4,792)

Other income (expense):
Interest income	557	258
Interest expense	(9,349)	(7,373)
Minority owners' interest in net loss
of National Beef Packing Co., LLC	11,097	5,606
Minority owners' interest in net income
of Kansas City Steak, LLC	(52)	(14)
Equity in loss of aLF Ventures, LLC	(29)	(47)
Other, net	289	504

Loss before taxes	(12,847)	(5,858)

Income tax expense	(228)	(543)

Net loss	$(13,075)	$(6,401)

Net loss per Class A and Class B linked unit:
Basic	$(17.78)	$(9.25)
Diluted	$(17.78)	$(9.25)

Outstanding weighted-average Class A and Class B linked units:
Basic	735,505	691,845
Diluted	735,505	691,845

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(13,075)	$(6,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,868	6,595
Loss (gain) on disposal of property, plant and equipment	27	(83)
Minority interest	(11,045)	(5,592)
Changes in assets and liabilities:
Accounts receivable	9,001	813
Due from affiliates	792	412
Other receivables	1,321	(192)
Inventories	6,298	(13,265)
Other assets	(1,599)	(232)
Accounts payable	(2,933)	2,766
Due to affiliates	(492)	(917)
Accrued compensation and benefits	(13,124)	(4,781)
Accrued insurance	109	(1,478)
Other accrued expenses and liabilities	2,264	3,773
Cattle purchases payable	4,604	6,197
Net cash used in operating activities	(9,984)	(12,385)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9,931)	(4,988)
Proceeds from sale of property, plant and equipment	55	250
Net cash used in investing activities	(9,876)	(4,738)
Cash flows from financing activities:
Net receipts under revolving credit lines	15,536	8,800
Payments of term notes payable	(258)	(257)
Repayments of other indebtedness / capital leases	(823)	(209)
Change in overdraft balances	13,184	5,306
Distributions to minority interest owners in National Beef Packing Co.	(5,039)	(1,865)
Member distributions	-	(1,197)
Net cash provided by financing activities	22,600	10,578
Effect of exchange rate changes on cash	8	1
Net increase (decrease) in cash	2,748	(6,544)
Cash and cash equivalents at beginning of the period	58,434	54,428
Cash and cash equivalents at end of the period	$61,182	$47,884
Supplemental cash disclosures:
Cash paid during the period for interest	$7,123	$2,746
Cash paid during the period for taxes, net	$53	$81
Supplemental non-cash disclosure:
Assets acquired through capital lease	$-	$4,342
Receivable for final Brawley purchase price adjustment	$1,302	$-

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management's best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in USPB's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 26, 2006.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

In December 2004, Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Shared-Based Payment, was issued. SFAS 123R requires an entity to recognize, in the statement of operations, the grant-date fair-value of stock options and other equity-based compensation issued to employees.  The Company was required to adopt SFAS 123R on August 28, 2005. The adoption of SFAS 123R had no effect on the Company's consolidated financial statements.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes, which are NBP's senior unsecured obligations, ranking equal in right of payment with all of its other senior unsecured obligations.  NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(2) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", to address uncertainty in income taxes recognized in an enterprise's financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is in the initial stage of evaluating the impact FIN 48 may have, if any, on its Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements:  the "roll-over" method and the "iron curtain" method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" as the SEC now requires quantification of errors under both the iron curtain and the roll-over methods.  SAB 108 was adopted by the Company during the first quarter of fiscal year 2007.  The adoption of SAB 108 did not have any effect on the Company's financial position, net earnings or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), "Fair Value Measurements".  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date".  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

(3) Inventories

Inventories at November 25, 2006 and August 26, 2006 consisted of the following (in thousands):

	November 25,	August 26,
	2006	2006

Dressed and boxed meat products	$110,275	$117,712
Beef by-products	16,064	15,180
Supplies	12,372	12,117
Total inventory	$138,711	$145,009

 (4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005
Net loss	$(13,075)	$(6,401)
Other comprehensive income:
Foreign currency translation adjustments	8	1
Comprehensive loss	$(13,067)	$(6,400)

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At November 25, 2006, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $77.5 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $1.7 million through accretion during the thirteen weeks ended November 25, 2006, resulting in a carrying value of $62.3 million which is reflected in the accompanying Consolidated Balance Sheet as of November 25, 2006.

(6) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The defendants found liable filed post-trial motions for judgment as a matter of law, which were denied.  The plaintiffs did not file a post-trial motion seeking to set aside the jury's verdict for FNBPC.  The court has not yet entered a final judgment or appealable order and, until it does, the time for an appeal does not begin to run.

 NBP's wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

The Company is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

(7) United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef packing industry.

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

Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company's revenues and net income.

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

The diluted loss per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the thirteen week periods ending November 25, 2006 and November 26, 2005 as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Loss Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 Weeks Ended
	November 25, 2006	November 26, 2005
	(unaudited)	(unaudited)
Basic loss per unit
Loss available to unitholders (numerator)	$(13,075)	$(6,401)

Outstanding units (denominator)	735,505	691,845

Per unit amount	$(17.78)	$(9.25)

Diluted loss per unit
Loss available to unitholders (numerator)	$(13,075)	$(6,401)

Outstanding units	735,505	691,845
Effect of dilutive securities - unit options	-	-
Units (demoninator)	735,505	691,845

Per unit amount	$(17.78)	$(9.25)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the acquisition of the processing facility in Brawley, CA.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the Risk Factors in Item 1. Business of the Company's Annual Report for the year ended August 26, 2006 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Continued relatively high fed cattle prices, along with limited access to key export markets, has resulted in a difficult environment for beef industry participants.  In general, domestic cattle supplies have been anticipated to improve over the next two to three years, however, recent increases in feeding costs have threatened the speed and magnitude at which the cattle supply is expected to grow.  With uncertainty regarding international market access and the realization of improved cattle supplies, the timing of margin improvements remains uncertain.

Recent Developments

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef packing industry.

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

Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company's revenues and net income.

Results of Operations

Thirteen weeks ended November 25, 2006 compared to thirteen weeks ended November 26, 2005

General.  Net loss for the thirteen weeks ended November 25, 2006 was $13.1 million compared to net loss of $6.4 million for the thirteen weeks ended November 26, 2005, a change of $6.7 million.  Sales and cost of sales were both higher in the thirteen weeks ended November 25, 2006 than those of the prior year period primarily due to an approximate 12.4% increase in the number of cattle processed, primarily due to the acquisition of Brawley Beef, LLC, higher live cattle prices, which were approximately 2.4% higher and heavier cattle at average weights, which were 1.5% higher, than the same period of fiscal year 2006.

Although sales increased by approximately 16.2% compared to the same period in the prior year, cost of sales increased at a higher rate, resulting in an increase in operating loss of $10.6 million.  The increase in cost of sales was primarily due to an increase in cattle processed at live cattle prices that were approximately 2.4% higher and cattle weighing an average of 1.5% more than the same period in the prior year.  Total costs and expenses of $1,288.4 million and $1,100.5 million for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively, were 101.2% as a percent of sales for the thirteen weeks ended November 25, 2006 compared to 100.4% for the thirteen weeks ended November 26, 2005.

Net Sales.  Net sales were $1,273.0 million for the thirteen weeks ended November 25, 2006 compared to $1,095.7 million for the thirteen weeks ended November 26, 2005, an increase of $177.3 million, or 16.2%.  The increase in net sales principally resulted primarily from an approximate 12.4% increase in the number of cattle processed during the thirteen weeks ended November 25, 2006, primarily due to the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal year 2006.  In addition, the increase in net sales was impacted by a 3.3% increase in sales prices for the current period as compared to the same period of last year.

Cost of Sales.  Cost of sales was $1,270.1 million for the thirteen weeks ended November 25, 2006 compared to $1,084.5 million for the thirteen weeks ended November 26, 2005, an increase of $185.6 million, or 17.1%.  The increase was a result of the combination of increased cattle processing of approximately 12.4%, primarily due to the acquisition of Brawley Beef, LLC, higher live cattle prices that were approximately 2.4% more and heavier cattle at average weights 1.5% more than the same period of fiscal year 2006.  The 2.4% increase in cattle prices for this period resulted from a continued tight supply of market-ready cattle.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.4 million for the thirteen weeks ended November 25, 2006 compared to $9.4 million for the thirteen weeks ended November 26, 2005, an increase of $1.0 million, or 10.6%.  The increase reflects an increase in payroll and related expenses of approximately $0.6 million, an increase in bad debt expense of approximately $0.2 million, an increase in travel and related expenses of approximately $0.2 million, an increase in advertising expense of approximately $0.2 million, and an increase in supplies expense of approximately $0.2 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $7.9 million for the thirteen weeks ended November 25, 2006 compared to $6.6 million for the thirteen weeks ended November 26, 2005, an increase of $1.3 million, or 19.7%.  Depreciation expense increased approximately $0.6 million as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal year 2006.  Also contributing to the increase in depreciation expense for this period were assets being placed into service, primarily at the Dodge City and Liberal beef plants, during fiscal year 2006.

Operating Loss.  Operating loss was $15.4 million for the thirteen weeks ended November 25, 2006 compared to $4.8 million for the thirteen weeks ended November 26, 2005, an increased loss of $10.6 million.  The increased loss resulted primarily from a tightened supply of market-ready cattle.

Interest Expense.  Interest expense was $9.3 million for the thirteen weeks ended November 25, 2006 compared to $7.4 million for the thirteen weeks ended November 26, 2005, an increase of $1.9 million, or 25.7%.  The increase in interest expense during the thirteen weeks ended November 25, 2006 as compared to the same period in fiscal year 2005 was due primarily to an increase in the weighted average of variable rate debt of approximately $64.1 million resulting primarily from the acquisition of Brawley Beef, LLC.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 40 basis points, in the thirteen weeks ended November 25, 2006 as compared to the same period in fiscal year 2006.

Income Tax Expense.  Income tax expense was $0.2 million for the thirteen weeks ended November 25, 2006 compared to $0.5 million for the thirteen weeks ended November 26, 2005.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Liquidity and Capital Resources

As of November 25, 2006, we had net working capital of $216.4 million, which included $0.3 million in distributions payable, and cash and cash equivalents of $61.2 million, including $4.1 million restricted to IRB approved expenditures. As of August 26, 2006 we had net working capital of $226.6 million, which included $4.9 million in distributions payable, and cash and cash equivalents of $58.4 million, including $4.0 million restricted to IRB approved expenditures.  NBP's primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility.

As of November 25, 2006, we had $398.4 million of long-term debt, of which $3.4 million was classified as a current liability. As of November 25, 2006, NBP's amended and restated credit facility consisted of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $34.4 million, outstanding letters of credit of $48.4 million and available borrowings of $49.2 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under NBP's amended and restated credit facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of November 25, 2006.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $20.7 million, a term loan with CoBank, of which $4.9 million was outstanding, and capital leases of $8.4 million as of November 25, 2006.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended November 25, 2006 was $10.0 million compared to net cash used in operating activities of $12.4 million in the thirteen weeks ended November 26, 2005. The $2.4 million change was due to a net decrease in working capital requirements in the current period resulting primarily from the decreased beef inventory levels and increased accounts receivable collections which were offset by an increased net loss and decreased accrued compensation and benefits from the same period of the prior year.

Investing Activities

Net cash used in investing activities was $9.9 million in the thirteen weeks ended November 25, 2006 compared to $4.7 million in the thirteen weeks ended November 26, 2005.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment in the current year.

Financing Activities

Net cash provided by financing activities was $22.6 million in the thirteen weeks ended November 25, 2006 compared to net cash provided by financing activities of $10.6 million in the thirteen weeks ended November 26, 2005.  The change was primarily attributed to a $6.7 million increase in the net receipts in revolving credit borrowings, combined with a $7.9 million increase in the overdraft balance and offset by an increase in distributions to the Company's members and minority interest owners in NBP of $2.0 million.

Amended and Restated Senior Credit Facilities

Effective June 1, 2006, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.

The borrowings under the revolving loan are available for NBP's working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP's amended and restated credit facility is secured by a first priority lien on substantially all of NBP's assets.  The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $2.8 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

NBP's amended and restated credit facility contains covenants that limit NBP's ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  NBP's amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) NBP's election (Conversion Date).  Currently, the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at NBP's election.  As of November 25, 2006, the interest rate for the term loan was equal to 8.125%.  Currently, the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at NBP's election.  As of November 25, 2006, the interest rate for the revolving loan was equal to 7.936%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA (as defined in the credit agreement) ratio.

NBP's amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until the earlier of February 28, 2007 or the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, NBP is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to $50 million in each fiscal year.

NBP's amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws.  The facility also contains customary negative covenants, including covenants restricting NBP's ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

The Company believes that available borrowings under NBP's fifth amended and restated credit facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP's ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond their control.  For a review of the Company's obligations that affect liquidity, please see the "Cash Payment Obligations" table in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 26, 2006.

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

NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of November 25, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  As of August 26, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.4 million.

Foreign Operations.  Transactions denominated in a currency other than an entity's functional currency may expose that entity to currency risk.  Although NBP operates in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

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

Our exposure to interest rate risk has not materially changed since August 26, 2006.

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 26, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 5. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 26, 2006 have not materially changed.  Please refer to the Company's report on Form 10-K for the fiscal year ended August 26, 2006 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of members of USPB was held on November 29, 2006. Other than approval of the minutes from the previous annual meeting, the only proposal presented for member consideration at the Annual Meeting was the election of two (2) directors to serve for three-year terms expiring after the 2009 fiscal year.  The three nominees who stood for election to the Board of Directors were incumbent directors Terry Ryan and John Fairleigh and new candidate Duane Ramsey.  Biographical information regarding Mr. Ryan and Mr. Fairleigh has previously been included in the Company's filings with the Securities and Exchange Commission, while information regarding Mr. Ramsey is presented in the following paragraph.

Duane Ramsey is Chairman of Security Bancshares Inc., a $270 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 44 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding unitholder through his feedlot and through commercial banks was involved in financing numerous USPB stockholders.

At the Annual Meeting, under procedures established by the Company's nominating committee, Mr. Ryan, Mr. Fairleigh, and Mr. Ramsey stood for election for the two open seats on the USPB Board of Directors.  USPB's members elected John Fairleigh and Duane Ramsey to serve as directors on the Board of Directors for a term that will expire after fiscal year 2009.  The election of the nominees was by a majority of the members present and voting at the Annual Meeting, expressed by a written ballot.  In the election, out of 89 valid ballots, Mr. Ryan received a total of 50 votes, Mr. Fairleigh received a total of 59 votes, and Mr. Ramsey received a total of 60 votes.  The other members of the Board of Directors, Mr. Gardiner, Ms. Keiser, Mr. McCloy, Mr. Laue and Mr. Bohn continued in service as members of the USPB Board of Directors following the Annual Meeting.

Item 5. Other Information

NBP may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under the amended and restated senior credit facility.

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

Date: January 5, 2007