Form 10-Q
period 2007-02-24
U. S. Premium Beef, LLC
filed 2007-04-05
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

12200 North Ambassador Drive

Kansas City, MO 64163

(Address of principal executive offices)

Telephone: (866) 877-2525

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                Accelerated Filer  ☐                 Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant's units are not traded on an exchange or in any public market.  As of March 31, 2007, there were 735,505 Class A units and 735,505 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms "the Company", "we", "our" and "us" refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the terms "NBP" and "National Beef" refer to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP), a Delaware limited liability company, and "USPB" refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands, except unit data)

	February 24,	August 26,
Assets	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$57,017	$58,434
Accounts receivable, less allowance for returns and doubtful accounts
of $2,139 and $2,412, respectively	178,462	173,233
Due from affiliates	3,309	3,391
Other receivables	7,155	5,943
Inventories	150,032	145,009
Other current assets	20,892	20,171
Total current assets	416,867	406,181
Property, plant and equipment, at cost	352,496	331,500
Less accumulated depreciation	(84,223)	(69,490)
Net property, plant and equipment	268,273	262,010
Goodwill	79,542	79,411
Other intangible assets, net of accumulated amortization
of $6,245 and $5,276, respectively	29,503	30,562
Other assets	6,737	6,594
Total assets	$800,922	$784,758
Liabilities and Capital Shares and Equities Current liabilities:
Current installments of long-term debt	$3,400	$3,400
Cattle purchases payable	60,440	58,320
Accounts payable - trade	59,062	54,449
Due to affiliates	428	878
Accrued compensation and benefits	14,252	27,894
Accrued insurance	14,170	17,651
Other accrued expenses and liabilities	10,347	12,086
Distributions payable	1,137	4,880
Total current liabilities	163,236	179,558
Long-term liabilities:
Long-term debt, excluding current installments	442,463	380,496
Other liabilities	2,845	2,961
Total long-term liabilities	445,308	383,457
Total liabilities	608,544	563,015
Minority interest in National Beef Packing Company and Kansas City Steak, LLC	63,570	72,956
Capital shares and equities:
Members' capital, 735,505 Class A units and 735,505 Class B units
authorized, issued and outstanding	78,106	98,092
Patronage notices	50,642	50,642
Accumulated other comprehensive income	60	53
Total capital shares and equities	128,808	148,787
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$800,922	$784,758
See accompanying notes to consolidated financial statements.

 U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,313,319	$1,080,026	$2,586,344	$2,175,764

Costs and expenses:
Cost of sales	1,287,543	1,070,719	2,557,626	2,155,264
Selling, general and administrative expenses	10,801	9,205	21,235	18,595
Depreciation and amortization	7,949	6,880	15,817	13,475
Total costs and expenses	1,306,293	1,086,804	2,594,678	2,187,334
Operating income (loss)	7,026	(6,778)	(8,334)	(11,570)
Other income (expense):
Interest income	537	293	1,094	551
Interest expense	(9,807)	(7,797)	(19,156)	(15,170)
Minority owners' interest in net loss
of National Beef Packing Co., LLC	1,228	6,656	12,324	12,261
Minority owners' interest in net income
of Kansas City Steak, LLC	(300)	(54)	(352)	(68)
Equity in loss of aLF Ventures, LLC	(25)	(33)	(54)	(80)
Other, net	382	740	671	1,244
Loss before taxes	(959)	(6,973)	(13,807)	(12,832)
Income tax expense	(657)	(634)	(885)	(1,176)
Net loss	$(1,616)	$(7,607)	$(14,692)	$(14,008)

Loss per linked unit:
Basic	$(2.20)	$(11.00)	$(19.98)	$(20.25)
Diluted	$(2.20)	$(11.00)	$(19.98)	$(20.25)
Outstanding weighted-average Class A and Class B units:
Basic	735,505	691,845	735,505	691,845
Diluted	735,505	691,845	735,505	691,845
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(14,692)	$(14,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,817	13,475
Gain on disposal of property, plant and equipment	(5)	(41)
Minority interest	(12,111)	(12,193)
Changes in assets and liabilities:
Accounts receivable	(5,229)	36,700
Due from affiliates	82	555
Other receivables	(2,460)	117
Inventories	(5,023)	(26,854)
Other assets	(905)	(2,988)
Cattle purchases payable	3,920	4,317
Accounts payable	(2,461)	817
Due to affiliates	(450)	(1,213)
Accrued compensation and benefits	(13,642)	(5,328)
Accrued insurance	(3,481)	(3,452)
Other accrued expenses and liabilities	(1,855)	7,875
Net cash used in operating activities	(42,495)	(2,221)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(21,243)	(15,673)
Acquisition of business, final purchase price adjustment	1,248	-
Acquistion of intangible assets	-	(613)
Proceeds from sale of property, plant and equipment	137	620
Net cash used in investing activities	(19,858)	(15,666)
Cash flows from financing activities:
Net receipts under revolving credit lines	71,022	13,000
Repayments of other indebtedness / capital leases	(1,156)	(399)
Payments of notes payable and fees	(7,899)	(514)
Change in overdraft balances	5,274	1,841
Distributions to minority interest owners in National Beef Packing Co.	(5,451)	(2,277)
Member distributions	(861)	(1,197)
Net cash provided by financing activities	60,929	10,454
Effect of exchange rate changes on cash	7	15
Net decrease in cash	(1,417)	(7,418)
Cash and cash equivalents at beginning of the period	58,434	54,428
Cash and cash equivalents at end of the period	$57,017	$47,010
Supplemental cash disclosures:
Cash paid during the period for interest	$20,591	$14,147
Cash paid during the period for taxes	$690	$134
Supplemental non-cash disclosures of investing activities:
Assets acquired through capital lease	$-	$4,342
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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities".  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

(3) Inventories

Inventories at February 24, 2007 and August 26, 2006 consisted of the following (in thousands):

	February 24,	August 26,
	2007	2006
Dressed and boxed beef	$120,879	$117,712
Beef by-products	16,599	15,180
Supplies	12,554	12,117
Total inventories	$150,032	$145,009

 (4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net loss	$(1,616)	$(7,607)	$(14,692)	$(14,008)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1)	14	7	15
Comprehensive loss	$(1,617)	$(7,593)	$(14,685)	$(13,993)

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At February 24, 2007, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $77.5 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $1.9 million through accretion during the thirteen weeks ended February 24, 2007, resulting in a carrying value of $62.6 million, which is included in the accompanying Consolidated Balance Sheet as of February 24, 2007.

(6) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The court has not yet entered a final judgment or appealable order as to FNBPC and, until it does, the time for plaintiffs to file an appeal against FNBPC does not begin to run.  However, the court did enter a final order granting judgments against the other three defendants on the jury's verdict and those defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit.

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

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed it a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.

Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on the Company's operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company's revenues and net income.

(8) Earnings Per Unit

Basic EPU excludes dilution and is computed by dividing income or loss available to unitholders by the weighted-average number of linked Class A and Class B units outstanding for the period.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the Board of Directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

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

The diluted loss per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the periods ending February 24, 2007 and February 25, 2006, respectively, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Income (Loss) Per Linked Unit Calculation
(In thousands, except unit and per unit data)	13 Weeks Ended		26 Weeks Ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income (loss) per unit
Income available to unitholders (numerator)	$(1,616)	$(7,607)	$(14,692)	$(14,008)
Outstanding units (denominator)	735,505	691,845	735,505	691,845
Per unit amount	$(2.20)	$(11.00)	$(19.98)	$(20.25)
Diluted income (loss) per unit
Income available to unitholders (numerator)	$(1,616)	$(7,607)	$(14,692)	$(14,008)
Outstanding units	735,505	691,845	735,505	691,845
Effect of dilutive securities - unit options	-	-	-	-
Units (demoninator)	735,505	691,845	735,505	691,845
Per unit amount	$(2.20)	$(11.00)	$(19.98)	$(20.25)

(9) Subsequent Events

On March 21, 2007, NBP amended its credit facility to increase the available credit under the facility by $50.0 million.  As a result of this amendment, the Company's term loan was increased by $40.0 million to $202.6 million and the revolving line of credit was increased by $10.0 million to $170.0 million.  The related refinancing charges of $0.1 million are being amortized over the life of the loan.

On February 26, 2007, the Company made a cash distribution to each of its unitholders in the amount of $1.20 for the linked combination of each Class A unit and Class B unit held by such unitholders.  The distribution was approved by the Company's Board of Directors on February 23, 2007 and was paid to all unitholders of record as of December 31, 2006.

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

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed it a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.

Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on the Company's operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company's revenues and net income.

Results of Operations

Thirteen weeks ended February 24, 2007 compared to thirteen weeks ended February 25, 2006

General.  Net loss for the thirteen weeks ended February 24, 2007 was $1.6 million compared to net loss of $7.6 million for the thirteen weeks ended February 25, 2006, a change of $6.0 million.  Sales were higher in the thirteen weeks ended February 24, 2007 compared to those of the prior period due to an increase in the number of cattle processed of approximately 24.9%, the majority of which came as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal 2006.  Improved customer demand for beef products also contributed to higher sales for the current thirteen week period as compared to the same period of last year.

Total costs and expenses of $1,306.3 million and $1,086.8 million for the thirteen weeks ended February 24, 2007 and February 25, 2006, respectively, were 99.5% as a percent of sales for the thirteen weeks ended February 24, 2007 compared to 100.6% for the thirteen weeks ended February 25, 2006.  Higher plant capacity utilization and a small decline in cattle prices contributed to an improvement in gross margin resulting in an improvement in operating income of $13.8 million.

Net Sales.  Net sales were $1,313.3 million for the thirteen weeks ended February 24, 2007 compared to $1,080.0 million for the thirteen weeks ended February 25, 2006, an increase of $233.3 million, or 21.6%.  The increase in net sales resulted primarily from a 24.9% increase in the number of cattle processed, the majority of which came as a result of the acquisition of Brawley Beef, LLC, at average weights about 1.6% higher than the same period of last year.  Improved customer demand for beef products also contributed to the increase in net sales for the current thirteen week period as compared to the same period of last year.

Cost of Sales.  Cost of sales was $1,287.5 million for the thirteen weeks ended February 24, 2007 compared to $1,070.7 million for the thirteen weeks ended February 25, 2006, an increase of $216.8 million, or 20.2%.  The increase resulted primarily from an increase in the number of live cattle purchased, mostly due to the acquisition of Brawley Beef, LLC, of approximately 24.9% and cattle weights approximately 1.6% higher, somewhat offset by an approximate 5.5% decrease in live cattle prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.8 million for the thirteen weeks ended February 24, 2007 compared to $9.2 million for the thirteen weeks ended February 25, 2006, an increase of $1.6 million, or 17.4%.  The increase primarily reflects an increase in payroll, bonus and related expenses of approximately $0.8 million, due mainly to increases in salaries, an increase in legal expense of approximately $0.3 million and an increase of approximately $0.2 million in advertising expense.   The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current thirteen week period as compared to the same period of last year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $7.9 million for the thirteen weeks ended February 24, 2007 compared to $6.9 million for the thirteen weeks ended February 25, 2006, an increase of $1.0 million, or 14.5%.  The acquisition of Brawley Beef, LLC contributed significantly to the increase in depreciation expense for this period.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2006 and the first and second quarters of fiscal year 2007.

Operating Income (Loss).  Operating income was $7.0 million for the thirteen weeks ended February 24, 2007 compared to a loss of $6.8 million for the thirteen weeks ended February 25, 2006, an improvement of $13.8 million.  The increased operating income resulted primarily from improved customer demand of beef products during the second quarter of fiscal year 2007 as compared to the same period of last year.

Interest Expense.  Interest expense was $9.8 million for the thirteen weeks ended February 24, 2007 compared to $7.8 million for the thirteen weeks ended February 25, 2006, an increase of $2.0 million, or 25.6%.  The increase in interest expense was due primarily to an increase in the weighted average of variable rate debt of approximately $83.0 million for the thirteen weeks ended February 24, 2007, as compared to the same period in fiscal year 2006, mostly as a result of the Brawley Beef, LLC acquisition.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 100 basis points, for the thirteen weeks February 24, 2007 as compared to the same period of last year.

Other, net.  Other, net non-operating income was $0.4 million for the thirteen weeks ended February 24, 2007 compared to non-operating income of $0.7 million for the thirteen weeks ended February 25, 2006, a decrease of $0.3 million.  The thirteen weeks ended February 25, 2006 included $0.6 million in income received for a settlement of a lawsuit related to corrugated packaging materials.

Income Tax Expense.  Income tax expense was $0.7 million for the thirteen weeks ended February 24, 2007 compared to income tax expense of $0.6 million for the thirteen weeks ended February 25, 2006, an increase in expense of $0.1 million.  Income tax expense increased due to more income recorded by National Carriers, Inc., which is organized as a C Corporation, in the current period compared to the same period last year.

Twenty-six weeks ended February 24, 2007 compared to twenty-six weeks ended February 25, 2006

General.  Net loss for the twenty-six weeks ended February 24, 2007 was $14.7 million compared to a net loss of $14.0 million for the twenty-six weeks ended February 25, 2006, a change of $0.7 million.  Sales and cost of sales were both higher in the twenty-six weeks ended February 24, 2007 than those of the prior year period primarily due to an increase in the number of cattle processed of approximately 18.5%, the majority of which was the result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal year 2006.

Total costs and expenses of $2,594.7 million and $2,187.3 million for the twenty-six weeks ended February 24, 2007 and February 25, 2006, respectively, were 100.3% as a percent of sales for the twenty-six weeks ended February 24, 2007 compared to 100.5% for the twenty-six weeks ended February 25, 2006.  Improved customer demand of beef products and greater plant capacity utilization contributed to a slight improvement in the gross margin for the current twenty-six week period as compared to the same period of last year.  The improvement experienced in gross margin was offset by increased interest expense as a result of increased borrowings at higher interest rates.

Net Sales.  Net sales were $2,586.3 million for the twenty-six weeks ended February 24, 2007 compared to $2,175.8 million for the twenty-six weeks ended February 25, 2006, an increase of $410.5 million, or 18.9%.  The increase resulted primarily from an increase of approximately 18.5% in the number of cattle processed, mostly due to the acquisition of Brawley Beef, LLC, in the twenty-six weeks ended February 24, 2007 at weights that averaged approximately 1.5% higher than the same period in the prior year.  Improved customer demand of beef products also contributed to the increase in net sales for the twenty-six week period ended February 24, 2007 as compared to the same period of last year.

Cost of Sales.  Cost of sales was $2,557.6 million for the twenty-six weeks ended February 24, 2007 compared to $2,155.3 million for the twenty-six weeks ended February 25, 2006, an increase of $402.3 million, or 18.7%.  The increase resulted primarily from an increase in the number of cattle purchased, mostly due to the acquisition of Brawley Beef, LLC, of approximately 18.5% during this twenty-six week period of 2007 at average cattle weights approximately 1.5% higher, which was offset by an approximate 1.7% decrease in live cattle prices as compared to the same period in fiscal year 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.2 million for the twenty-six weeks ended February 24, 2007 compared to $18.6 million for the twenty-six weeks ended February 25, 2006, an increase of $2.6 million, or 14.0%.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $1.1 million, an increase in advertising expense of approximately $0.4 million, an approximate $0.3 million increase in bad debt expense, and an increase in travel and related expenses of approximately $0.3 million.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current twenty-six week period as compared to the same period of last year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $15.8 million for the twenty-six weeks ended February 24, 2007 compared to $13.5 million for the twenty-six weeks ended February 25, 2006, an increase of $2.3 million, or 17.0%.  The addition of the Brawley plant contributed significantly to the increase in depreciation expense for this twenty-six week period as compared to the same period of last year.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2006 and the first and second quarters of fiscal year 2007.

Operating Loss.  Operating loss was $8.3 million for the twenty-six weeks ended February 24, 2007 compared to $11.6 million for the twenty-six weeks ended February 25, 2006, a decreased loss of $3.3 million.  The improvement in the current twenty-six week period resulted primarily from improved customer demand of beef products as compared to the same period of last year.

Interest Expense.  Interest expense was $19.2 million for the twenty-six weeks ended February 24, 2007 compared to $15.2 million for the twenty-six weeks ended February 25, 2006, an increase of $4.0 million, or 26.3%.  The increase was due primarily to an increase in the weighted average of variable rate debt of approximately $73.6 million, mostly as a result of the Brawley Beef, LLC acquisition, for the twenty-six weeks ended February 24, 2007, as compared to the same period in fiscal year 2006.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 125 basis points, in the first twenty-six weeks of fiscal year 2007 as compared to the same period of last year.

Other, net.  Other, net non-operating income was $0.7 million for the twenty-six weeks ended February 24, 2007 compared to non-operating income of $1.2 million for the twenty-six weeks ended February 25, 2006, a decrease of $0.5 million.  The twenty-six weeks ended February 25, 2006 included $0.6 million in income received for a settlement of a lawsuit related to corrugated packaging materials.

Income Tax Expense.  Income tax expense was $0.9 million for the twenty-six weeks ended February 24, 2007 compared to $1.2 million for the twenty-six weeks ended February 25, 2006, a decrease of $0.3 million, or 25.0%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Liquidity and Capital Resources

As of February 24, 2007, we had net working capital of $253.7 million, which included $1.1 million in distributions payable, and cash and cash equivalents of $57.0 million, including $4.1 million restricted to IRB approved expenditures. As of August 26, 2006 we had net working capital of $226.6 million, which included $4.9 million in distributions payable, and cash and cash equivalents of $58.4 million, including $4.0 million restricted to IRB approved expenditures.  NBP's primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility.

As of February 24, 2007, we had $445.9 million of long-term debt, of which $3.4 million was classified as a current liability. As of February 24, 2007, NBP's amended and restated credit facility consisted of $162.6 million term loan and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $89.9 million, outstanding letters of credit of $56.2 million and available borrowings of $13.9 million, based on the most restrictive financial covenant calculations.  On March 21, 2007, NBP amended its credit facility to increase the available credit under the facility by $50.0 million, $40.0 million of which was added to the term loan and the remaining $10.0 million under the revolving line of credit.  Had this amendment been in place on February 24, 2007, NBP's available borrowings based on the most restrictive financial covenant calculations would have been $63.9 million.  Cash flow from operations and borrowings under NBP's amended and restated credit facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of February 24, 2007.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $20.7 million, a term loan with CoBank, of which approximately $4.7 million was outstanding, and capital lease and other obligations of $8.0 million as of February 24, 2007.

Operating Activities

Net cash used in operating activities in the twenty-six weeks ended February 24, 2007 was $42.5 million compared to net cash used in operating activities of $2.2 million in the twenty-six weeks ended February 25, 2006. The increase in net cash used in operating activities was primarily due to an increase in working capital requirements in the current period resulting from the acquisition of the Brawley plant, higher beef inventory volumes and higher accounts receivable balances combined with a larger net loss in the current year compared to the same period last year.

Investing Activities

Net cash used in investing activities was $19.9 million in the twenty-six weeks ended February 24, 2007 compared to $15.7 million in the twenty-six weeks ended February 25, 2006.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal and Dodge City facilities in the current year.

Financing Activities

Net cash provided by financing activities was $60.9 million in the twenty-six weeks ended February 24, 2007 compared to net cash provided by financing activities of $10.5 million in the twenty-six weeks ended February 25, 2006.  The change was primarily attributed to a $58.0 million difference in revolving credit borrowings, partially offset by $7.4 million in repayments of NBP's term note in the twenty-six week change in fiscal year 2007 as compared to the twenty-six week change in fiscal year 2006.

Amended and Restated Senior Credit Facility

Effective June 1, 2006, NBP amended and restated its existing senior credit facility with a consortium of banks consisting of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.   The term loan contains a provision whereby a portion of annual unallocated cash flow proceeds will be used to pay down certain outstanding borrowings under the facility.  In December 2006, this amount was calculated to be $7.4 million, and accordingly, this amount was used to reduce the amount outstanding under the term loan.  On March 21, 2007, NBP amended its credit facility further to exercise a provision to expand the available credit under the facility by $50.0 million.  NBP's term loan was increased by $40.0 million to $202.6 million and the revolving line of credit was increased by $10.0 million to $170.0 million.

The borrowings under the revolving loan are available for NBP's working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP's amended and restated credit facility is secured by a first priority lien on substantially all of NBP's assets.  The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $3.5 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

NBP's amended and restated credit facility contains covenants that limit NBP's ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness, among other matters.  NBP's amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) NBP's election (Conversion Date).  Currently, the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at NBP's election.  As of February 24, 2007, the interest rate for the term loan was equal to 8.125%.  Currently, the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at NBP's election.  As of February 24, 2007, the interest rate for the revolving loan was equal to 8.117%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA (as defined in the credit agreement) ratio.

NBP's amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until February 28, 2007, NBP was required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, NBP is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to $50 million in each fiscal year.

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

NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of February 24, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $0.5 million.  As of August 26, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.4 million.

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

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended February 24, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

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

None.

Item 5. Other Information.

NBP may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under the amended and restated senior credit facility.

Item 6. Exhibits.

(A)	Exhibits
10.1

First Amendment to the Fifth Amended and Restated Credit Agreement dated as of March 21, 2007 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on March 27, 2007).

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

Date: April 5, 2007