Form 10-Q
period 2007-05-26
U. S. Premium Beef, LLC
filed 2007-07-10
CIK 1289237

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2007

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

The registrant’s units are not traded on an exchange or in any public market.  As of June 30, 2007, there were 735,385 Class A units and 735,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP), a Delaware limited liability company, and “USPB” refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit data)
	May 26,	August 26,
Assets	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$60,494	$58,434
Accounts receivable, less allowance for returns and doubtful accounts
of $2,161 and $2,412, respectively	191,232	173,233
Due from affiliates	3,914	3,391
Other receivables	7,596	5,943
Inventories	175,707	145,009
Other current assets	9,496	20,171
Total current assets	448,439	406,181
Property, plant and equipment, at cost	361,875	331,500
Less accumulated depreciation	(91,719)	(69,490)
Net property, plant and equipment	270,156	262,010
Goodwill	79,542	79,411
Other intangible assets, net of accumulated amortization
of $6,730 and $5,276, respectively	29,082	30,562
Other assets	6,476	6,594
Total assets	$833,695	$784,758
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$3,404	$3,400
Cattle purchases payable	67,238	58,320
Accounts payable - trade	58,645	54,449
Due to affiliates	398	878
Accrued compensation and benefits	15,674	27,894
Accrued insurance	12,744	17,651
Other accrued expenses and liabilities	14,617	12,086
Distributions payable	2,719	4,880
Total current liabilities	175,439	179,558
Long-term liabilities:
Long-term debt, excluding current installments	453,226	380,496
Other liabilities	2,765	2,961
Total long-term liabilities	455,991	383,457
Total liabilities	631,430	563,015
Minority interest in National Beef Packing Company, LLC and Kansas City Steak, LLC	67,282	72,956
Capital shares and equities:
Members' capital, 735,385 and 735,505 Class A units and 735,385 and 735,505
Class B units authorized, issued and outstanding, respectively	84,279	98,092
Patronage notices	50,642	50,642
Accumulated other comprehensive income	62	53
Total capital shares and equities	134,983	148,787
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$833,695	$784,758
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,479,676	$1,134,514	$4,066,020	$3,310,278
Costs and expenses:
Cost of sales	1,436,361	1,085,946	3,993,987	3,241,210
Selling, general and administrative expenses	12,491	9,980	33,726	28,575
Depreciation and amortization	8,249	7,095	24,066	20,569
Total costs and expenses	1,457,101	1,103,021	4,051,779	3,290,354
Operating income	22,575	31,493	14,241	19,924
Other income (expense):
Interest income	475	317	1,569	867
Interest expense	(10,632)	(8,040)	(29,788)	(23,210)
Minority owners' interest in net (income) loss
of National Beef Packing Co., LLC	(5,827)	(11,617)	6,497	644
Minority owners' interest in net loss (income)
of Kansas City Steak, LLC	90	(52)	(262)	(120)
Equity in loss of aLF Ventures, LLC	(23)	(39)	(77)	(119)
Other, net	935	718	1,606	1,962
Income (loss) before taxes	7,593	12,780	(6,214)	(52)
Income tax (expense) benefit	(558)	128	(1,443)	(1,048)
Net income (loss)	$7,035	$12,908	$(7,657)	$(1,100)
Net income (loss) per linked unit:
Basic	$9.57	$18.66	$(10.41)	$(1.59)
Diluted	$9.42	$18.33	$(10.41)	$(1.59)
Outstanding weighted-average Class A and Class B units:
Basic	735,425	691,845	735,478	691,845
Diluted	746,946	704,016	735,478	691,845
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,657)	$(1,100)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,066	20,569
Gain on disposal of property, plant and equipment	(137)	(138)
Minority interest	(6,373)	(660)
Changes in assets and liabilities:
Accounts receivable	(17,999)	17,498
Due from affiliates	(523)	1,636
Other receivables	(2,901)	(668)
Inventories	(30,698)	(29,601)
Other assets	10,688	(974)
Cattle purchases payable	1,853	2,804
Accounts payable	(1,620)	1,291
Due to affiliates	(480)	(1,078)
Accrued compensation and benefits	(12,220)	(1,228)
Accrued insurance	(4,907)	(1,751)
Other accrued expenses and liabilities	2,335	7,409
Net cash (used in) provided by operating activities	(46,573)	14,009
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(31,003)	(22,758)
Acquisition of business, final purchase price adjustment	1,248	-
Acquistion of intangible assets	-	(675)
Proceeds from sale of property, plant and equipment	381	832
Net cash used in investing activities	(29,374)	(22,601)
Cash flows from financing activities:
Net receipts under revolving credit lines	42,854	7,274
Borrowings of term note payable	40,000	-
Repayments of other indebtedness / capital leases	(1,963)	(764)
Payments of notes payable and fees	(8,157)	(772)
Change in overdraft balances	12,881	1,814
Distributions to minority interest owners in National Beef Packing Company, LLC	(5,862)	(2,689)
Member distributions	(1,755)	(1,197)
Net cash provided by financing activities	77,998	3,666
Effect of exchange rate changes on cash	9	19
Net increase (decrease) in cash	2,060	(4,907)
Cash and cash equivalents at beginning of the period	58,434	54,428
Cash and cash equivalents at end of the period	$60,494	$49,521
Supplemental cash disclosures:
Cash paid during the period for interest	$25,419	$17,595
Cash paid during the period for taxes, net	$756	$172
Supplemental non-cash disclosures of investing activities:
Assets acquired through capital lease	$49	$8,697
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

(2) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is evaluating the impact FIN 48 may have, if any, on its Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron-curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” as the SEC now requires quantification of errors under both the iron-curtain and the roll-over methods.  SAB 108 was adopted by the Company during the first quarter of fiscal year 2007.  The adoption of SAB 108 did not have any effect on the Company’s financial position, net earnings or prior year financial statements

.In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), “Fair Value Measurements”.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

(3) Inventories

Inventories at May 26, 2007 and August 26, 2006 consisted of the following (in thousands):

	May 26, 2007	August 26, 2006
Dressed and boxed beef	$137,857	$117,712
Beef by-products	24,696	15,180
Supplies	13,154	12,117
Total inventories	$175,707	$145,009

 (4) Comprehensive Income (Loss)

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net income (loss)	$7,035	$12,908	$(7,657)	$(1,100)
Other comprehensive income:
Foreign currency translation adjustments	2	4	9	19
Comprehensive income (loss)	$7,037	$12,912	$(7,648)	$(1,081)

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At May 26, 2007, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $72.1 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $0.9 million through accretion during the thirteen weeks ended May 26, 2007, resulting in a carrying value of $66.4 million, which is included in the accompanying Consolidated Balance Sheet as of May 26, 2007.

(6) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys’ fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The court has not yet entered a final judgment or appealable order as to FNBPC and, until it does, the time for plaintiffs to file an appeal against FNBPC does not begin to run.  However, the court did enter a final order granting judgments against the other three defendants on the jury’s verdict and those defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit.

 NBP’s wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

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

Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on the Company’s operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

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

Diluted EPU reflects the potential dilution that could occur if potential unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A and Class B units, or upon agreement of the CEO and the Board of Directors, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A and Class B units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 units at $55 per linked Class A and Class B unit for the periods as provided for in the CEO employment agreement.

The diluted income (loss) per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the 39 week periods ending May 26, 2007 and May 27, 2006, respectively, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Income (Loss) Per Linked Unit Calculation
(In thousands, except unit and per unit data)	13 Weeks Ended		39 Weeks Ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income (loss) per unit
Income available to unitholders (numerator)	$7,035	$12,908	$(7,657)	$(1,100)
Outstanding units (denominator)	735,425	691,845	735,478	691,845
Per unit amount	$9.57	$18.66	$(10.41)	$(1.59)
Diluted income (loss) per unit
Income available to unitholders (numerator)	$7,035	$12,908	$(7,657)	$(1,100)
Outstanding units	735,425	691,845	735,478	691,845
Effect of dilutive securities - unit options	11,521	12,171	-	-
Units (demoninator)	746,946	704,016	735,478	691,845
Per unit amount	$9.42	$18.33	$(10.41)	$(1.59)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the Risk Factors in Item 1. Business of the Company’s Annual Report for the year ended August 26, 2006 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

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

Neither USPB nor NBP can presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on the Company’s operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Results of Operations

Thirteen weeks ended May 26, 2007 compared to thirteen weeks ended May 27, 2006

General.  Net income for the thirteen weeks ended May 26, 2007 was $7.0 million compared to net income of $12.9 million for the thirteen weeks ended May 27, 2006, a reduction of $5.9 million.  Sales were higher in the thirteen weeks ended May 26, 2007 compared to those of the prior period due to an increase in the number of cattle processed of approximately 20.4%, of which 15.2% came as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal year 2006.

Total costs and expenses of $1,457.1 million and $1,103.0 million for the thirteen weeks ended May 26, 2007 and May 27, 2006, respectively, were 98.5% as a percent of sales for the thirteen weeks ended May 26, 2007 compared to 97.2% for the thirteen weeks ended May 27, 2006.  An increase of approximately 15.6% in live cattle prices put pressure on gross margins, which resulted in operating income that was $8.9 million less for the current thirteen week period than operating income for the same period of the prior year.

Net Sales.  Net sales were $1,479.7 million for the thirteen weeks ended May 26, 2007 compared to $1,134.5 million for the thirteen weeks ended May 27, 2006, an increase of $345.2 million, or 30.4%.  The increase in net sales resulted primarily from a 20.4% increase in the number of cattle processed, of which 15.2% was due to the acquisition of Brawley Beef, LLC, at average weights equal to the same period of the prior year.

Cost of Sales.  Cost of sales was $1,436.4 million for the thirteen weeks ended May 26, 2007 compared to $1,085.9 million for the thirteen weeks ended May 27, 2006, an increase of $350.5 million, or 32.3%.  The increase resulted primarily from an increase of approximately 20.4% in the number of live cattle purchased, of which approximately 15.2% came as a result of  the acquisition of Brawley Beef, LLC, of approximately 20.4% and an approximate 15.6% increase in live cattle prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.5 million for the thirteen weeks ended May 26, 2007 compared to $10.0 million for the thirteen weeks ended May 27, 2006, an increase of $2.5 million, or 25.0%.  The increase primarily reflects an increase in payroll and related expenses of approximately $1.3 million, an increase in legal expense of approximately $0.7 million associated mostly with acquisition due diligence expenses, an increase of approximately $0.4 million in bad debt expense, and an approximate $0.2 million increase in repairs and maintenance.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current thirteen week period as compared to the same period of last year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.2 million for the thirteen weeks ended May 26, 2007 compared to $7.1 million for the thirteen weeks ended May 27, 2006, an increase of $1.1 million, or 15.5%.  The acquisition of Brawley Beef, LLC contributed $0.6 million to the increase in depreciation expense for this period.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fourth quarter of fiscal year 2006 and the first, second and third quarters of fiscal year 2007.

Operating Income (Loss).  Operating income was $22.6 million for the thirteen weeks ended May 26, 2007 compared to income of $31.5 million for the thirteen weeks ended May 27, 2006, a decrease of $8.9 million.  The lower operating income resulted primarily from higher live cattle prices during the third quarter of fiscal year 2007 as compared to the same period of the prior year without similar increases in the selling prices of beef products.

Interest Expense.  Interest expense was $10.6 million for the thirteen weeks ended May 26, 2007 compared to $8.0 million for the thirteen weeks ended May 27, 2006, an increase of $2.6 million, or 32.5%.  The increase in interest expense was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $111.3 million for the thirteen weeks ended May 26, 2007, as compared to the same period in fiscal year 2006, mostly as a result of the Brawley Beef, LLC acquisition.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 64 basis points, for the thirteen weeks May 26, 2007 as compared to the same period of the prior year.

Other, net.  Other, net non-operating income was $0.9 million for the thirteen weeks ended May 26, 2007 compared to $0.7 million for the thirteen weeks ended May 27, 2006, an increase of $0.2 million.

Income Tax (Expense) Benefit.  Income tax expense was $0.6 million for the thirteen weeks ended May 26, 2007 compared to income tax benefit of $0.1 million for the thirteen weeks ended May 27, 2006, an increase in expense of $0.7 million.  Income tax expense increased due to more income recorded by National Carriers, Inc., which is organized as a Subchapter C Corporation, in the current period compared to the same period last year.

Thirty-nine weeks ended May 26, 2007 compared to thirty-nine weeks ended May 27, 2006

General.  Net loss for the thirty-nine weeks ended May 26, 2007 was $7.7 million compared to a net loss of $1.1 million for the thirty-nine weeks ended May 27, 2006, an increased loss of $6.6 million.  Sales and cost of sales were higher in the thirty-nine weeks ended May 26, 2007 than those of the prior year period primarily due to an increase of approximately 19.2% in the number of cattle processed, of which approximately 12.6% came as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal year 2006.

Total costs and expenses of $4,051.8 million and $3,290.4 million for the thirty-nine weeks ended May 26, 2007 and May 27, 2006, respectively, were 99.7% as a percent of sales for the thirty-nine weeks ended May 26, 2007 compared to 99.4% for the thirty-nine weeks ended May 27, 2006.  Higher live cattle prices put pressure on gross margins for the current thirty-nine week period as compared to the same period of the prior year.  In addition, interest expense increased as a result of increased borrowings at higher interest rates.

Net Sales.  Net sales were $4,066.0 million for the thirty-nine weeks ended May 26, 200 7 compared to $3,310.3 million for the thirty-nine weeks ended May 27, 2006, an increase of $755.7 million, or 22.8%.  The increase resulted primarily from an increase of approximately 19.2% in the number of cattle processed, of which approximately 12.6% came as a result of  the acquisition of Brawley Beef, LLC, in the thirty-nine weeks ended May 26, 2007 at weights that averaged approximately 1.1% higher than the same period in the prior year.  Improved customer demand for beef products also contributed to the increase in net sales for the thirty-nine week period ended May 26, 2007 as compared to the same period of the prior year.

Cost of Sales.  Cost of sales was $3,994.0 million for the thirty-nine weeks ended May 26, 2007 compared to $3,241.2 million for the thirty-nine weeks ended May 27, 2006, an increase of $752.8 million, or 23.2%.  The increase resulted primarily from an increase in the number of cattle purchased of approximately 19.2%, of which 12.6% was due to the acquisition of Brawley Beef, LLC, during this thirty-nine week period of 2007 at average cattle weights approximately 1.1% higher than in the same period of the prior year, and an approximate 3.8% increase in live cattle prices as compared to the same period of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $33.7 million for the thirty-nine weeks ended May 26, 2007 compared to $28.6 million for the thirty-nine weeks ended May 27, 2006, an increase of $5.1 million, or 17.8%.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $2.4 million, an approximate $0.7 million increase in bad debt expense, an increase in legal fees of approximately $0.7 million associated mostly with acquisition due diligence expenses, an increase in advertising expense of approximately $0.5 million, and an approximate $0.3 million increase in repairs and maintenance, partially offset by a decrease in expenses related to the CEO’s options of $0.5 million.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current thirty-nine week period as compared to the same period of the prior year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $24.1 million for the thirty-nine weeks ended May 26, 2007 compared to $20.6 million for the thirty-nine weeks ended May 27, 2006, an increase of $3.5 million, or 17.0%.  The addition of the Brawley plant contributed $1.8 million to the increase in depreciation expense for this thirty-nine week period as compared to the same period of the prior year.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fourth quarter of fiscal year 2006 and the first, second and third quarters of fiscal year 2007.

Operating Income.  Operating income was $14.2 million for the thirty-nine weeks ended May 26, 2007 compared to $19.9 million for the thirty-nine weeks ended May 27, 2006, a decrease of $5.7 million.  The decline in operating income during the current thirty-nine week period resulted primarily from higher live cattle prices as compared to the same period of the prior year without similar increases in the selling price of beef products.

Interest Expense.  Interest expense was $29.8 million for the thirty-nine weeks ended May 26, 2007 compared to $23.2 million for the thirty-nine weeks ended May 27, 2006, an increase of $6.6 million, or 28.4%.  The increase was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $80.8 million, mostly as a result of the Brawley Beef, LLC acquisition, for the thirty-nine weeks ended May 26, 2007, as compared to the same period in fiscal year 2006.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 105 basis points, during the thirty-nine weeks of fiscal year 2007 as compared to the same period of the prior year.

Other, net.  Other, net non-operating income was $1.6 million for the thirty-nine weeks ended May 26, 2007 compared to non-operating income of $2.0 million for the thirty-nine weeks ended May 27, 2006, a decrease of $0.4 million.  The thirty-nine weeks ended May 27, 2006 included $0.6 million in income resulting from the settlement of a lawsuit related to corrugated packaging materials.

 Income Tax (Expense) Benefit.  Income tax expense was $1.4 million for the thirty-nine weeks ended May 26, 2007 compared to $1.0 million for the thirty-nine weeks ended May 27, 2006, an increase of $0.4 million, or 40.0%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a Subchapter C Corporation.

Liquidity and Capital Resources

As of May 26, 2007, we had net working capital of $273.0 million, which included $2.7 million in distributions payable, and cash and cash equivalents of $60.5 million, including $4.2 million restricted to IRB approved expenditures. As of August 26, 2006 we had net working capital of $226.6 million, which included $4.9 million in distributions payable, and cash and cash equivalents of $58.4 million, including $4.0 million restricted to IRB approved expenditures.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility.

As of May 26, 2007, we had $456.6 million of long-term debt, of which $3.4 million was classified as a current liability. As of May 26, 2007, NBP’s amended and restated credit facility consisted of $202.6 million term loan and a $170.0 million revolving line of credit loan, which had outstanding borrowings of $61.7 million, outstanding letters of credit of $56.2 million and available borrowings of $52.0 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under NBP’s amended and restated credit facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of May 26, 2007.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $20.7 million, a term loan with CoBank, of which approximately $4.3 million was outstanding, and capital leases and other obligations of $7.3 million as of May 26, 2007.

Operating Activities

Net cash used in operating activities in the thirty-nine weeks ended May 26, 2007 was $46.6 million compared to net cash provided by operating activities of $14.0 million in the thirty-nine weeks ended May 27, 2006. The increase in net cash used in operating activities was primarily due to an increase in working capital requirements in the current period resulting from the acquisition of the Brawley plant, higher beef inventory volumes and higher accounts receivable balances combined with a larger net loss in the current year compared to the same period last year.

Investing Activities

Net cash used in investing activities was $29.4 million in the thirty-nine weeks ended May 26, 2007 compared to $22.6 million in the thirty-nine weeks ended May 27, 2006.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal, Dodge City, and Brawley facilities in the current year.

Financing Activities

Net cash provided by financing activities was $78.0 million in the thirty-nine weeks ended May 26, 2007 compared to $3.7 million in the thirty-nine weeks ended May 27, 2006.  The change was primarily attributed to a $35.6 million increase in revolving credit borrowings and a $40.0 million increase in our term note borrowings in the thirty-nine week change of fiscal year 2007 as compared to the thirty-nine week change in fiscal year 2006.

Amended and Restated Senior Credit Facility

Effective June 1, 2006, NBP amended and restated its existing senior credit facility with a consortium of banks.  The senior credit facility consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.   The term loan contains a provision whereby a portion of annual unallocated cash flow proceeds will be used to pay down certain outstanding borrowings under the facility.  In December 2006, this amount was calculated to be $7.4 million, and accordingly, this amount was used to reduce the amount outstanding under the term loan.  On March 21, 2007, NBP amended its credit facility further to exercise a provision to expand the available credit under the facility by $50.0 million.  NBP’s term loan was increased by $40.0 million to $202.6 million and the revolving line of credit was increased by $10.0 million to $170.0 million.

The borrowings under the revolving loan are available for NBP’s working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP’s amended and restated credit facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $3.5 million, with any and all remaining principal outstanding being due and payable on the maturity date in May 2016.  Prepayment is allowed at any time.

NBP’s amended and restated credit facility contains covenants that limit NBP’s ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness, among other matters.  NBP’s amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) NBP’s election (Conversion Date).  Currently, the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at NBP’s election.  As of May 26, 2007, the interest rate for the term loan was equal to 8.125%.  Currently, the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at NBP’s election.  As of May 26, 2007, the interest rate for the revolving loan was equal to 8.013%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP’s funded debt to EBITDA (as defined in the credit agreement) ratio.

NBP’s amended and restated credit facility imposes certain financial covenants.  Until the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, NBP is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP’s annual net capital expenditures are limited to $50 million in each fiscal year.

NBP’s amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws.  The facility also contains customary negative covenants, including covenants restricting NBP’s ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

The Company believes that available borrowings under NBP’s fifth amended and restated credit facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond their control.  For a review of the Company’s obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 26, 2006.

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

NBP sells commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, NBP enters into forward sales contracts at prices determined prior to shipment. NBP may hedge the commodity price risk associated with these activities in order to mitigate this price risk. While this may tend to limit NBP’s ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of May 26, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $0.5 million.  As of August 26, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.4 million.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although NBP operates in international markets including Japan, South Korea and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Interest Rates. As a result of the Company’s normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates. As of May 26, 2007, the weighted average interest rate on our $289.4 million of variable rate debt was approximately 7.9%.

We had total interest expense of approximately $29.8 million during the thirty-nine week period ending May 26, 2007.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.7 million in the thirty-nine week period ending May 26, 2007.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 26, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 26, 2006 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended August 26, 2006 to consider those risk factors.

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

U.S. Premium Beef, LLC

By:	/s/ Steven D. Hunt
Steven D. Hunt Chief Executive Officer (Principal Executive Officer)

By	/s/ Scott J. Miller
Scott J. Miller Chief Reporting and Compliance Officer (Principal Financial and Accounting Officer)

Date: July 10, 2007

