Form 10-K
period 2007-08-25
U. S. Premium Beef, LLC
filed 2007-11-14
CIK 1289237

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 25, 2007

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

Registrant’s telephone number, including area code: (866) 877-2525

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of October 27, 2007, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers or suppliers, loss of key employees, labor relations and consolidation among our customers and the potential inability to receive the anticipated benefits from the acquisition of the processing facility in Brawley, CA.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company and “USPB” refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.  As used in this report, the term “fiscal year ended” refer to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.                  BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

U.S. Premium Beef (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB’s goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding and management. U.S. Premium Beef’s unitholders benefit from its supplier alliance with National Beef Packing Co., LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

U.S. Premium Beef, NBPCo Holdings and NBP management each hold Class A and Class B interests in NBP. In addition, members of NBP management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements. USPB holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million, NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million, and members of NBP management own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After the earlier of the occurrence of specified major liquidity transaction, change of control or in August 2008, certain members of NBP management will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with ownership changes that occurred on August 6, 2003.

Products and Production

USPB provides an integrated cattle production, processing and marketing system for the benefit of its unitholders and associates. As the basis of that system, USPB’s unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per year basis) to deliver cattle to USPB, pursuant to the Uniform Cattle Delivery and Marketing Agreement (see Cattle Delivery Arrangements). Cattle delivered to USPB are then delivered to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

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

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement. In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB.  The initial delivery agreement was for a term of 10 years, with the term of the cooperative’s agreements continuing following the Conversion. Subsequent renewals of the delivery agreement are for a term of 5 years with an evergreen renewal provision. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered nearly 6.2 million head of cattle to NBP for processing since it commenced deliveries.

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

Holders of USPB Class A units are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  Holders of USPB Class A units are committed under Uniform Cattle Delivery and Marketing Agreements to deliver one head of cattle to USPB annually for each unit held.

Holders of USPB Class B units are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  Holders of USPB Class B units have no cattle delivery commitment.

Patronage Notices do not constitute units or membership interests in USPB, and holders will not be unitholders or associates of USPB by virtue of holding Patronage Notices.  As was the case in the cooperative, Patronage Notices will be paid by USPB at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion.  Upon liquidation, holders of Patronage Notices will be paid before holders of Class A and Class B units.  Patronage Notices carry no other or additional rights.

Employees

USPB has nine employees. USPB’s governance and strategic oversight responsibilities with NBP and the complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

Sales, Marketing and Customers

USPB’s sole customer is its majority-owned subsidiary, NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s unitholders and associates are described in Business of National Beef Packing Company, LLC – General.

Beef Industry, Markets and Competition

As indicated above, USPB’s business activities are focused on facilitating the delivery of cattle produced by its unitholders and associates to USPB’s majority-owned subsidiary, NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in Business of National Beef Packing Company, LLC - Industry Overview.

Intellectual Property

USPB owns little intellectual property because USPB’s sales are transacted through NBP. However, USPB maintains a trademark on a U.S. Premium Beef logo that it uses periodically on certain, selected products.

Research and Development

USPB does not conduct any research and development activities independent of the activities of NBP.

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements and Payments to Unitholders and Associates for Cattle

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement.  In the LLC structure, following the conversion from a cooperative, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB.  The initial delivery agreement was for a term of 10 years, with the term of the cooperative’s agreements continuing following the Conversion. Subsequent renewals of the delivery agreement are for a term of 5 years with an evergreen renewal provision.

Cattle delivered to USPB by its unitholders and associates are delivered by USPB to NBP for processing (with the effect that NBP is USPB’s sole customer). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

Pursuant to the Uniform Cattle Delivery and Marketing Agreement, payment for cattle is based on the individual carcass quality of cattle delivered to the Company. In addition to the payments described in this section, the cooperative paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative’s taxable income and were distributed to the cooperative’s shareholders and associate members in proportion to the number of cattle delivered to the cooperative by its shareholders and associate members. As a result, the patronage dividends received by the cooperative’s shareholders and associate members reflected the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of units held and the respective rights of the Class A and Class B units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is the fourth largest beef processing company in the United States, accounting for 14.3% of the United States fed cattle processed in its fiscal year 2007. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP’s products include boxed beef and beef by-products, such as hides and offal. In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef chilled and frozen export beef and portion control beef. NBP markets products to retailers, distributors, food service providers and the United States military. NBP has the ability to process approximately 14,000 head per day in its beef processing facilities and generated approximately $5.6 billion in total net sales during fiscal year 2007.  NBP’s relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides NBP with a portion of the high-quality cattle used in its boxed beef and value-added products.

Steven D. Hunt, one of NBP’s three managers and the Chief Executive Officer of U.S. Premium Beef, has over 26 years of experience in the beef industry. Mr. Hunt has been an integral member of NBP’s team and has helped to provide a supply of high-quality cattle.

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

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 25.8 billion pounds of beef in the calendar year 2006.  Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat, in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.

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

During fiscal year 2007, approximately 27.3 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

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

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, South Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 10%, 7%, 7%, and 10% of total net sales in fiscal years 2004, 2005, 2006, and 2007, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef processing industry or on its operations.  The Company’s revenues and net income may be materially adversely affected in the event existing export restrictions continue indefinitely, additional countries announce similar restrictions, and additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

Business Strategy

Increase Supplier Alliances.     NBP intends to continue to increase the number of high-quality cattle that it purchases from supplier alliances to increase revenue and improve profitability. The cattle NBP purchases through supplier alliances, such as its relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby NBP purchases cattle from suppliers outside of its primary supply territory. The percent of cattle NBP purchases pursuant to each of these methods fluctuates from period to period; the number of cattle NBP purchased on either a value-based formula or a secondary market basis was approximately 58% of its total cattle purchased in fiscal year 2007.

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

Continue to Improve Operating Efficiencies.     NBP plans to continue to focus on increasing its profit margins by improving operating efficiencies and increasing processing yields.  Since fiscal year 2001, NBP has invested approximately $253 million and successfully expanded its processing facilities, creating an efficient and high volume business.

Pursue Strategic Acquisitions.     NBP’s management team has a history of successfully executing and integrating acquisitions in core or complementary businesses. NBP intends to continue to evaluate and selectively pursue acquisitions, particularly of underperforming processing facilities, which it believes are strategically important based on their potential to: (i) meet NBP’s customers’ needs, (ii) diversify NBP’s product offerings and customer base, (iii) broaden NBP’s geographic production and distribution platform, and (iv) increase cash flow.  It may pursue any such acquisitions subject to the covenants contained in its debt agreements.  As an example, USPB’s majority owned subsidiary, NBP, acquired substantially all of the assets of Brawley Beef effective May 30, 2006, which resulted in NBP’s ownership of its beef processing facility in Brawley, California, and entered into a long-term supply agreement for approximately 275,000 head of cattle per year to this facility.  Additionally, NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, from cattle that are 20 months of age and younger.

Competitive Strengths

            Vertically Integrated Business Model.    USPB owns the right and is subject to the obligation, if requested, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  USPB’s ownership of and contractual supply relationship with NBP enhances NBP’s ability to deliver a consistent, high-quality, value-added product to its customers. USPB is a limited liability company and its unitholders and associates consist of cattle ranchers and feedlot owners and operators. During fiscal year 2007, USPB and its unitholders and associates provided NBP with approximately 17% of its total cattle requirements through the pricing grid process as more fully described in Item 13. Certain Relationships and Related Transactions. NBP believes this supply relationship with USPB provides NBP with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide NBP’s customers with higher margin, value-added products.

Modern and Efficient Facilities.    NBP has invested more than $252 million since fiscal year 2001 to modernize its facilities, expand capacity and increase the rate at which cattle are processed. These facility upgrades and expansions have enabled NBP to significantly increase the number of cattle NBP processes. NBP management believes that its beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. With the acquisition of the Brawley, California plant in June 2006, these three facilities combined are capable of processing about 14,000 cattle per day.  NBP believes that the efficiency improvements at these facilities have allowed NBP to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of major competitors. Furthermore, these efficiencies have helped NBP increase its market share of the United States supply of fed cattle processed from approximately 7.5% in fiscal year 1997 to approximately 14.3% in fiscal year 2007. NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve customers, such as Wal-Mart, in this growing niche market. In addition, its facilities are strategically located to enable NBP to source cattle and beef products efficiently and to effectively serve customers.

Significant Value-Added Product Portfolio.    NBP’s value-added product portfolio consists of branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. NBP’s total value-added sales were approximately $1,424 million in fiscal year 2007, comprising approximately 25.5% of its total net sales. NBP’s value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of NBP’s profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, NBP’s chilled and frozen export beef products, which primarily consist of premium cuts, had been its primary export to the international beef market, particularly to Japan.

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

Supplier, Customer and Channel Diversification.    Two of NBP’s beef processing facilities are located in southwest Kansas, and its primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 50% of the fed cattle marketed in the U.S. during 2007.  NBP’s third beef processing facility is located in Brawley, California.  Our source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom we have long-term cattle supply agreements.

The close proximity of NBP’s facilities to large supplies of cattle gives NBP’s buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers.  Additionally, the close proximity of NBP’s facilities to large supplies of cattle encourages its suppliers to tailor their production decisions to efficiently meet the demands of NBP’s customers, reduces NBP’s reliance on any one cattle supplier and lowers transportation costs.  During fiscal year 2007, excluding NBP’s supply arrangement with USPB, NBP’s largest supplier accounted for 6.1% of total purchases and NBP’s top 25 suppliers accounted for 42.0% of its total purchases.

NBP also has a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer. NBP sells products to retailers, distributors, food service providers, further processors, the United States military and through other channels. During fiscal year 2007, approximately 57% of NBP’s total net sales were to retailers and 25.7% to food service providers. Across these channels, NBP serves over 900 customers, which represent most major retailers and food service providers in the U.S.  In fiscal year 2007, no one customer represented more than 4.0% of total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented 6.8% of NBP’s total net sales. NBP’s top 10 customers represented 29.1% of total net sales in fiscal year 2007.

Experienced Management.    NBP is led by an experienced management team with, on average, over 22 years of experience in the beef processing industry. John R. Miller, Chief Executive Officer, has over 26 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within the U.S. beef processing industry. He has assembled a team of professionals, including NBP President, Timothy M. Klein, who have worked together over the past 16 years in developing NBP into a profitable and premium supplier of beef products.

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

Intellectual Property

NBP holds a number of trademarks and domain names that it believes are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef™, Naturewell® Natural Beef, NatureSource™ Natural Angus Beef, Vintage™ Natural Beef and Leading the Way in Quality Beef™.  NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which it sells its products. Currently, NBP has a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP’s products compete with a large number of other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, JBS - Swift & Company and Smithfield Foods, Inc. NBP management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of NBP’s competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 25, 2007, NBP had approximately 8,800 employees. Approximately 2,700 of NBP’s employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2007. Approximately 1,000 of NBP’s employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire on May 31, 2008.  NBP considers its relations with its employees and the United Food and Commercial Workers International Union and Teamsters International Union to be good.

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

Air emissions and wastewater and storm water discharges from NBP’s operations are subject to extensive regulation by the EPA and state and local authorities. NBP’s Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  NBP’s Brawley, California facility is subject to air permitting and holds a Conditions for Authority to Construct and Permit to Operate, issued December 12, 2006, which is automatically renewed annually with payment of a permit fee unless revoked for cause.  NBP’s Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Brawley, California facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

NBP has an Environmental Compliance Management System (ECMS) in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to its operations.  NBP works closely with the Kansas Department of Health and Environment (KDHE) to assure environmental compliance.  Within this process, KDHE has made inquiries regarding the permitting of equipment that is the source of air emissions and which existed at the Liberal plant when NBP acquired the plant in 1993.  Specifically at issue is whether the equipment present prior to NBP’s acquisition of the plant was such that the plant should have been classified as a major source for prevention of significant deterioration under the federal and Kansas air laws.  NBP is unable to predict the outcome of these inquiries at this time.  NBP has a Compliance Calendar System in place at its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and is developing a Compliance Calendar System for its Brawley, California facility.

All of NBP’s facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  An agreement is in effect for NBP’s Dodge City, Kansas plant that will continue unless amended or revoked pursuant to its terms.  NBP has an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities and the terms of the renewal of the City’s discharge permit.  NBP expects significant expenditures associated with the expansion of the City’s treatment facilities.  NBP has an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant and it has a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant.  NBP is in the process of revising the terms under which its wastewater is treated and in making changes to address phosphorus in its wastewater.  NBP does not expect to incur material costs in association with the treatment improvements for its Moultrie facility although it cannot be certain that this will be the case.  NBP is in the process of upgrading the treatment facilities at the Brawley plant to provide treatment that consistently meets the requirements of the Brawley City Ordinance and is cooperating with the City as it responds to EPA Region 10 requirements for upgrades to the City’s publicly-owned treatment works needed in order for the City to comply with its direct discharge permit including requirements for ammonia and nutrient controls.  NBP does not expect to incur material costs in association with treatment of the Brawley plant wastewater although it cannot be certain that this will be the case.  NBP holds a permit for its Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.

Storm water discharges from NBP’s plants are regulated pursuant to general permits issued by the respective states.  In the states in which NBP has operations, it is in various stages of renewing its coverage under the respective general permits.

NBP’s Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from its wells.  NBP holds public water supply permits allowing it to supply potable water to its employees at the Dodge City, Kansas and Liberal, Kansas facilities.  The public water supply permits do not have expiration dates.

NBP also is subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes it generated have been disposed.  NBP’s Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia and Brawley, California facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at its Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by NBP’s Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at NBP’s Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  Solid waste from the Brawley, California plant is composted except that general plant trash is landfilled and usable waste is taken to renderers.  NBP is not aware that it has any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  NBP’s plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

In fiscal year 2007, NBP incurred expenses of approximately $4.4 million primarily related to the maintenance and improvement of wastewater treatment facilities and air pollution control.  NBP also incurred $2.1 million in capital expenditures related to its wastewater treatment facilities and air pollution control in fiscal year 2007 and anticipate capital expenditures of approximately $3.1 million in fiscal year 2008 for environmental projects related to the wastewater treatment facilities and air pollution control.

NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, unless otherwise agreed to by its livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold its cash livestock purchases in trust for its livestock suppliers until they have received full payment of the cash purchase price. As of August 25, 2007, NBP has secured a bond of $30.0 million to satisfy these requirements.  The bond is supported by a $15.5 million letter of credit.

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

NBP believes that it currently is in substantial compliance with all governmental laws and regulations and maintains all material permits and licenses relating to its operations.  Other than as discussed above, NBP is not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

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

NBP has a significant amount of debt.  As of August 25, 2007, NBP had $438.8 million of long-term debt, $3.4 million of which was classified as a current liability.  As of August 25, 2007, NBP’s amended and restated credit facility consists of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $38.4 million, outstanding letters of credit of $52.4 million and available borrowings of $109.2 million, based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on its amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, Senior Notes of $160.0 million and capital leases and other obligations of $17.1 million as of August 25, 2007.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NBP may incur significant additional debt in the future. The terms of the indenture governing NBP’s Senior Notes permit it to incur additional debt in the future and its sixth amended and restated credit facility permits additional borrowings under certain circumstances. As of August 25, 2007, NBP had approximately $109.2 million of availability under the most restrictive financial covenant calculations in its amended and restated credit facility. NBP may borrow to fund its capital expenditures and working capital needs. NBP also may incur additional debt to finance future acquisitions.

Restrictive covenants under NBP’s amended and restated credit facility and the indenture may limit NBP’s ability to operate its business.

NBP’s amended and restated credit facility and the indenture governing its Senior Notes, contain, among other things, restrictive covenants that will limit NBP’s and its subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indenture and NBP’s amended and restated credit facility restrict, among other things, NBP’s ability and the ability of its subsidiaries to:

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

In addition, NBP’s amended and restated credit facility requires it to meet specified financial ratios and tests under certain circumstances. These ratios and tests could have an adverse effect on NBP’s business by limiting its ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund its operations. Events beyond NBP’s control, including changes in general business and economic conditions, may affect its ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing NBP’s Senior Notes or NBP’s amended and restated credit facility.

NBP may not meet those ratios and tests and its lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under NBP’s amended and restated credit facility and any resulting acceleration under the amended and restated credit facility may result in a default under the indenture governing NBP’s Senior Notes. If an event of default under NBP’s amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under NBP’s Senior Notes. NBP’s assets or cash flow may not be sufficient to repay in full its outstanding debt, including the Senior Notes.

NBP may be unable to generate sufficient cash flow to service its debt, which could adversely affect its financial condition and results of operations.

To service its debt, NBP will require a significant amount of cash. If NBP’s cash flow and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure debt.  NBP’s ability to generate cash, make scheduled payments or to refinance its obligations depends on its successful financial and operating performance. NBP’s financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond its control. These factors include among others:

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

Other than NBP’s existing arrangements with APC, Inc. and the United States military, NBP generally does not have long-term sales arrangements with its customers and, as a result, the prices at which it sells products to them are determined in large part by market forces. NBP’s customers, including those with which it has long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of NBP’s key customers, a significant decline in the number of orders from one or more of its key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on NBP’s business, financial condition or results of operations.

Wal-Mart’s failure to continue purchasing from NBP could have a material adverse effect on NBP’s sales.

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover NBP’s sales to Wal-Mart’s affiliate, Sam’s Club, represented approximately 4.1% of NBP’s total net sales in fiscal year 2007. NBP’s agreement with Wal-Mart expired on January 31, 2004, and it has not entered into a new agreement. If Wal-Mart does not continue to purchase from NBP, it could have a material adverse effect on its sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and NBP’s noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

NBP’s operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of NBP’s products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of environmental laws and regulations, including those relating to wastewater and storm water discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. NBP’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of NBP’s products or seizures of NBP’s properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase NBP’s costs and limit its business operations.

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

In fiscal year 2007, exports, primarily to China, Mexico, Japan, South Korea, Canada, Hong Kong, Egypt, and Taiwan, accounted for approximately 9.8% of NBP’s total net sales. NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to our international operations is BSE, as discussed above in Item 1, Business.

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

NBP’s principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions, JBS - Swift & Company and Smithfield Foods, Inc. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. NBP’s ability to be an effective competitor will depend on its ability to compete on the basis of these characteristics. Some of NBP’s competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products. NBP cannot provide certainty that it will be able to compete effectively with these companies and its ability to compete could be adversely affected by its significant debt levels.

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

NBP has approximately 8,800 employees worldwide. Approximately 2,700 employees at NBP’s Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. Approximately 1,000 employees at NBP’s Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on May 31, 2008.  A labor-related work stoppage by these unionized employees could limit NBP’s ability to process and ship its products or increase its costs, which could adversely affect NBP’s results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at NBP’s non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect its results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The consolidation of NBP’s retail and foodservice customers may put pressure on its operating margins.

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

NBP may not be able to effectively integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. NBP’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of NBP’s existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact NBP’s business and results of operations. Further, the benefits that NBP anticipates from acquisitions may not develop.

Risk Factors Associated with USPB

USPB delivers all of the cattle provided by its unitholders and associates to National Beef Packing Company, LLC and does not have arrangements for alternative markets for its unitholders and associates cattle.

USPB’s sole customer for the cattle provided by USPB’s unitholders and associates is National Beef Packing Company, LLC.   Given USPB’s ownership of a majority interest in NBP, USPB has not developed alternative customers for the cattle provided by USPB’s unitholders and associates.  If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB’s unitholders and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB’s unitholders that would permit USPB to reduce the number of cattle acquired from unitholders and sold to NBP.  While such provisions would mitigate harm to USPB, it is likely that the value of the Class A and Class B linked units and the associated delivery rights held by USPB’s unitholders would be impaired.

The other members of National Beef Packing Company, LLC do not deliver cattle to NBP for processing, creating the possibility that the interests of those other members of NBP could conflict with the interests of USPB and its unitholders.

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

The intended tax treatment of the restructuring is subject to the possibility of future challenges by the Internal Revenue Service that could have adverse consequences for the Company, as the successor to the cooperative's obligations, and to the unitholders.

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

USPB believes that the LLC will be treated as a partnership for federal income tax purposes. This means that the LLC will pay no federal or state income tax and unitholders will pay tax on their share of the LLC's net income. However, the LLC would become taxable as a corporation if it elects corporate tax status or if it is treated as a publicly traded partnership because of the manner in which Class A and Class B units are transferred. The LLC's taxable income each year will depend in part on the depreciation, amortization and other cost recovery of the tax basis of its assets. The LLC's initial aggregate basis was based on the fair market value of assets deemed to be received by the unitholders in the restructuring. However, the method of apportioning basis to specific LLC assets is uncertain, and the IRS could challenge the apportionment of basis to specific assets so as to increase the allocation to longer lived assets or assets that cannot be depreciated or amortized. This generally would defer the timing of some of the LLC's depreciation, amortization or other cost recovery deductions. The patronage notices for which the LLC became obligated in the restructuring are expected to have a face value substantially in excess of their negative present value that was used in valuing the liquidating distribution deemed to be received by the shareholders. It is expected that capital loss deduction will be available to the LLC, and therefore to its unitholders, when cumulative payments made by the LLC to the holders of the patronage notices exceed their restructuring date negative present value. Because of the lack of controlling legal authority on this issue, the IRS could challenge the capital loss deduction. Also, limitations on the deductibility of capital losses could reduce or eliminate the benefit of the deduction.

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

The provisions of the 2007 Farm Bill could negatively impact USPB’s business and its unitholders.

The United States Senate and House of Representatives are finalizing the 2007 Farm Bill.  If enacted, several key pieces of potential legislation could negatively impact USPB’s business and its unitholders.   Proposed Senate amendments, if approved, would potentially restrict value-added marketing arrangements and could bring USPB and its unitholders under expansive new federal regulation.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

USPB’s corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri, in proximity to the corporate offices of NBP.  The Company leases its office space from the Kansas City Aviation Department, with offices at 601 Brasilia Avenue, Kansas City, Missouri 64153.

NBP owns its Dodge City, Kansas; Liberal, Kansas; Brawley, California; and Hummels Wharf, Pennsylvania facilities. It leases its headquarters facility in Kansas City, Missouri, its Kansas City Steak Company processing facility in Kansas City, Kansas and its case-ready facility in Moultrie, Georgia. NBP also leases its offices in Chicago, Illinois; Salt Lake City, Utah; Denison, Iowa; Dallas, Texas; Perkins, Oklahoma; Tokyo, Japan, Seoul, South Korea, and Beijing, China.  NBP’s amended and restated credit facility is secured by a first priority lien on substantially all of its assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head
Case Ready Facilities:
Hummels Wharf, Pennsylvania	67,200 pounds
Moultrie, Georgia	183,200 pounds
Portion Control Facility:
Kansas City, Kansas	50,000 pounds

ITEM 3.                  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 13. Legal Proceedings to our consolidated financial statements included in Item 8 of this report.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of October 27, 2007, there were 441 record holders of Class A and Class B units.  The sales prices by quarter and since the end of the fiscal year were as follows:

	Affiliated Sales		Third Party Sales
	Low	High	Low	High
Fiscal Year 2007
Quarter ending:
November 25, 2006	$88.00	$165.00	$120.00	$135.00
February 24, 2007	$60.00	$122.00	$120.00	$130.00
May 26, 2007	$130.85	$130.85	$130.00	$130.00
August 25, 2007	$120.00	$120.00	$0.00	$0.00
Subsequent to August 25, 2007	$100.00	$100.00	$110.00	$130.00

Fiscal Year 2006
Quarter ending:
November 26, 2005	$97.00	$112.50	$160.00	$160.00
February 25, 2006	$55.00	$112.50	$148.00	$148.00
May 27, 2006	$55.00	$60.00	$130.00	$145.00
August 26, 2006	$44.44	$165.00	$120.00	$135.00

 The affiliated sales represent sales that were not at arms length and, therefore, the sales price ranges disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

On February 20, 2007 and February 26, 2007, USPB made cash distributions to each of its unitholders in the amount of $1.17 and $1.20, respectively, for the linked combination of each Class A unit and Class B unit held by its unitholders.

On September 23, 2005, USPB made a cash distribution to each of its unitholders in the amount of $1.73 for the linked combination of each Class A unit and Class B unit held by its unitholders.

The payment of cash distributions are made only from assets legally available for that purpose and depend on the Company’s financial condition, results of operations, and other factors then deemed relevant by USPB’s board of directors.  Cash distributions are paid to the holders of Class A and Class B units at the discretion of the board of directors and to the extent permitted by USPB’s senior lenders.  See Item 13. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 25, 2007.  The selected data should be read in conjunction with the consolidated financial statements for the year ended August 25, 2007, the related notes and the independent auditors’ report.

As described in Item 1, Business, USPB acquired a controlling interest in NBP on August 6, 2003 and since that date has consolidated the results of NBP in its consolidated financial statements.  As a result of the acquisition of a controlling interest in NBP, the financial position and operating results after the Acquisition are not comparable with those before the Acquisition.

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

		Fiscal Years Ended (1)
	August 25, 2007	August 26, 2006	August 27, 2005	August 28, 2004	August 30, 2003
	(In millions, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$5,578.5	$4,636.0	$4,338.9	$4,093.5	$871.8
Costs and expenses:
Cost of sales	5,444.0	4,503.8	4,229.9	3,973.7	853.6
Selling, general & administrative	46.1	37.6	34.0	34.8	5.7
Depreciation and amortization	32.4	28.7	24.4	21.2	2.1
Operating income	56.0	65.9	50.6	63.8	10.4
Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.	(7.8)	(16.6)	(8.5)	(19.4)	(4.9)
Equity in income from Farmland National
Beef Packing Co.	-	-	-	-	22.6
Interest income	2.1	1.3	0.7	0.7	0.2
Interest expense	(39.8)	(32.4)	(29.0)	(26.6)	(2.4)
Interest rate exchange agreement	-	-	0.1	0.6	-
Other, net	1.0	3.1	(3.2)	1.1	(1.8)
Total other (expense) income	(44.5)	(44.6)	(39.9)	(43.6)	13.7
Income tax (expense) benefit	(1.9)	(1.6)	(2.1)	(1.1)	0.1
Net income	$9.6	$19.7	$8.6	$19.1	$24.2

Selected Balance Sheet Data:
Cash and cash equivalents	$62.9	$54.4	$50.5	$35.2	$33.9
Total assets	$848.6	$784.8	$656.1	$663.8	$641.2
Long-term debt, less current maturities	$438.5	$380.5	$314.0	$331.8	$312.7
Minority interest	$77.9	$73.0	$65.0	$63.1	$54.0
Capital shares and equities	$153.2	$148.8	$124.0	$118.0	$98.4

Common shares outstanding	n/a	n/a	n/a	691,845	691,845
Class A and Class B linked units outstanding	735,385	735,505	691,845	n/a	n/a

Per Linked Unit Data:
Earnings Per Unit
Basic	$13.11	$28.06	$12.49
Diluted	$12.91	$27.56	$12.25

Outstanding weighted-average units
Basic	735,455	702,843	691,845
Diluted	747,067	715,385	705,063

Proforma amounts assuming the conversion to
an LLC is applied retroactively:

Earnings Per Unit
Basic	$13.11	$28.06	$12.49	$27.60	$35.02
Diluted	$12.91	$27.56	$12.25	$27.10	$34.43

Outstanding weighted-average units
Basic	735,455	702,843	691,845	691,845	691,845
Diluted	747,067	715,385	705,063	704,748	703,761

(1)	Our fiscal year ends on the last Saturday in August. Fiscal years 2003 - 2007 each consisted of a 52 week year.

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

In connection with the cooperative’s purchase of its interest in FNB, the cooperative owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.   The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as USPB is an owner in NBP. Cattle delivered by USPB are processed in NBP’s three processing plants.

USPB acquires all its cattle requirements from its unitholders and associates. Under Uniform Cattle Delivery and Marketing Agreements, unitholders are obligated to deliver a designated number of cattle to USPB during specified delivery periods, as defined. The original agreements were for a term of ten years; the renewal agreements carry a term of five years and have an evergreen renewal provision.  Both agreements provide for minimum quality standards, delivery variances, and termination provisions, as defined. Cattle acquired pursuant to the agreements are delivered to NBP pursuant to the cattle purchase agreement. Sales transactions are based upon prevailing cash market prices, and purchases are on terms no less favorable to NBP than would be obtained from an unaffiliated party.

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

Effective May 30, 2006, USPB’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement). NBC is a limited partnership formed with National Carriers, Inc., a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility. The facility commenced operations in December 2001.

In calendar year 2006, NBP was the fourth largest beef processing company in the United States. In fiscal year 2006, NBP accounted for approximately 14.3% of the fed cattle processed in the United States. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP’s products include boxed beef and beef by-products, such as hides and offal. In addition, they sell value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. NBP markets its products to retailers, distributors, food service providers and the United States military. The relationship between USPB and NBP facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	Fiscal Years Ended
	August 25, 2007	August 26, 2006	August 27, 2005
		(in millions)
Net sales	$5,578.5	$4,636.0	$4,338.9

Costs and expenses:
Cost of sales	5,443.9	4,503.8	4,229.9
Selling, general & administrative	42.5	34.0	30.5
Depreciation and amortization	32.4	28.7	24.4

Operating income	59.7	69.5	54.1

Other income (expense):
Interest income	0.6	0.4	0.4
Interest expense	(39.4)	(32.0)	(28.6)
Other, net	1.0	3.0	(3.3)
Total other expense, net	(37.8)	(28.6)	(31.5)
Income tax expense	(1.9)	(1.5)	(1.8)
Net income	$20.0	$39.4	$20.8

NBP’s net income for the fiscal year 2007 was $20.0 million compared to $39.4 million for the fiscal year 2006, a decrease of $19.4 million or 49.2%.  This is attributed to decreased operating income due primarily to decreased margins, increased selling, general and administrative and higher interest expense.  Sales were higher, principally due to an increase in the number of cattle processed, the majority of which was the result of the acquisition of Brawley Beef, LLC.  Cost of sales were higher, principally due to an increase in the number of cattle processed, the majority of which was the result of the acquisition of Brawley Beef, LLC, at higher average weights and live cattle prices.  Operating income decreased $9.8 million or 14.1% over the prior year.  As a percent of sales, operating income was 1.1% and 1.5% for fiscal years 2007 and 2006, respectively.

NBP’s net income for fiscal year 2006 was $39.4 million compared to $20.8 million for fiscal year 2005, an increase of $18.6 million or 89.4%.  This is attributed to increased operating income due primarily to increased margins and a decrease in other expense, net.  Sales were higher, principally due to an increase in the number of cattle processed as a result of the acquisition of Brawley Beef, LLC, at higher average weights.  Cost of sales were higher, principally due to the higher number of cattle processed as a result of the acquisition of Brawley Beef, LLC, at higher average weights, and a slight increase in average live cattle prices.  Operating income increased $15.4 million or 28.5% over the prior year.  As a percent of sales, operating income was 1.5% and 1.2% for fiscal years 2006 and 2005, respectively.

Financial Statement Accounts

Net Sales. NBP’s net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products. They are affected by the volume of animals processed and the value that is extracted from each animal. The value that is extracted from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. NBP’s value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of profitability. Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  The expansion phase that began two years ago stalled and contracted over the past eighteen months.  While we expect a return to expansion over the next couple of years, all indicators are pointing at no growth at the present time. In addition, beef and by-product sales are affected by the general economic environment and other factors.

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

Outlook

The cattle herd in the United States (U.S.) remains in a no-growth phase.  Following the drought of 2006 in the central U.S., an extreme dryness in the southeastern states has resulted in cow herd liquidation in that region during 2007.  Retention of females to replenish and grow the U.S. cattle herd remains slow, resulting in long-term cattle supplies that show no appreciable sign of growth in the next two to three years.  Meanwhile, historically strong grain prices have caused delayed placement of cattle into feed yards, resulting in smaller-sized yet heavier-weight cattle on feed inventories.  This lack of growth in overall supplies, given an increase in available slaughter capacity, could negatively impact industry margins.

BSE and Related Export Bans

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRM’s), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. processing industry.

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, South Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 10%, 7%, 7%, and 10% of total net sales in fiscal years 2004, 2005, 2006, and 2007, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef processing industry or on its operations.  The Company’s revenues and net income may be materially adversely affected in the event existing export restrictions continue indefinitely, additional countries announce similar restrictions, and additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

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

Allowance for Returns and Doubtful Accounts. The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectibility. While management believes these processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts. Management uses significant judgment in estimating amounts expected to be returned. Management considers factors such as historical performance and customer conditions in estimating return amounts. As of August 25, 2007, the allowance for returns and doubtful accounts balance of $4.6 million included a $1.9 million reserve, recorded during the fourth quarter of fiscal year 2007, related to damaged goods for which settlement has not yet been finalized.

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

Goodwill and Other Intangible Assets.  We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess goodwill and other indefinite life intangible assets annually for impairment.  If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $1.2 million as goodwill.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 25, 2007, management determined there was no impairment.

Workers’ Compensation Accrual. NBP incurs certain expenses associated with workers’ compensation. To measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported. The estimates used by management are based on our historical experience as well as current facts and circumstances. NBP uses third-party specialists to assist in appropriately measuring the expense and obligations associated with these costs.

Income Taxes. The Company will adopt Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes in the first quarter of fiscal year 2008.  We have evaluated the impact it will have on our Consolidated Financial Statements and expect that it will not be material.  As a result of the adoption, tax reserves in the amount of approximately $0.5 million are expected to be reversed (for further information, see Note 9 Income Taxes to our consolidated financial statements included in Item 8 of this report).

Automobile Liability Accrual.  We incur certain expenses associated with automobile liability.  In order to measure the expense associated with these costs, management must make a variety of estimates to determine the ultimate cost to us related to incurred accidents.  The estimates used by management are based on our historical experience as well as current facts and circumstances. NBP may use third-party specialists to assist in appropriately measuring the expense and obligations associated with these costs.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

	Fiscal Years Ended
	August 25, 2007	August 26, 2006	August 27, 2005
		(in millions)
Net sales	$5,578.5	$4,636.0	$4,338.9

Costs and expenses:
Cost of sales	5,444.0	4,503.8	4,229.9
Selling, general & administrative	46.1	37.6	34.0
Depreciation and amortization	32.4	28.7	24.4

Operating income	56.0	65.9	50.6

Other income (expense):
Minority owners' interest in net income of National Beef Packing Co.	(7.8)	(16.6)	(8.5)
Interest income	2.1	1.3	0.7
Interest expense	(39.8)	(32.4)	(29.0)
Interest rate exchange agreement	-	-	0.1
Other, net	1.0	3.1	(3.2)
Total other expense, net	(44.5)	(44.6)	(39.9)
Income tax expense	(1.9)	(1.6)	(2.1)
Net income	$9.6	$19.7	$8.6

The results of operations of NBP for the fiscal years ending August 25, 2007, August 26, 2006, and the August 27, 2005 are consolidated in the respective periods and transactions between the USPB and NBP have been eliminated.

Fiscal Year Ending August 25, 2007 compared to August 26, 2006

Net Sales.    Net sales were $5,578.5 million for fiscal year 2007, an increase of $942.5 million, or 20.3%, compared to $4,636.0 million for fiscal year 2006. The increase resulted primarily from an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the acquisition of Brawley Beef on May 30, 2006.  The increase also resulted from average cattle weights about 0.7% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Also contributing to the increase in sales was the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Cost of Sales.    Cost of sales was $5,444.0 million for fiscal year 2007, an increase of $940.2 million, or 20.9%, from $4,503.8 million for fiscal year 2006. The majority of the increase came as a result of an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the Brawley Beef acquisition, at average weights about 0.7% higher than the prior year and at average live cattle prices of approximately 5.1% higher than last year.  The tightened supply of market-ready cattle and increased corn prices raised live cattle costs during fiscal year 2007.  Cost of sales, as a percentage of net sales, was 97.6% and 97.1% for fiscal years 2007 and 2006, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.1 million for fiscal year 2007 compared to $37.6 million for fiscal year 2006, an increase of $8.5 million or 22.6%. The increase resulted primarily from an approximate $2.9 million increase in bad debt expense, an increase in payroll and benefit expenses of approximately $2.5 million.  Also contributing to the increase in selling, general and administrative expenses was approximately $0.6 million more in repairs and maintenance and $0.4 million more in advertising expense as compared to the same period of last year.  The acquisition of Brawley Beef on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current fifty-two week period as compared to the same period of last year.  Selling, general and administrative expenses, as a percentage of net sales, were 0.8% and 0.8% for fiscal years 2007 and 2006, respectively.

            Depreciation and Amortization Expense. Depreciation and amortization expenses were $32.4 million for fiscal year 2007 compared to $28.7 million for fiscal year 2006, an increase of $3.7 million, or 12.9%.  The increase was primarily due to a full year of depreciation expense at our Brawley plant in fiscal year 2007 compared to thirteen weeks in fiscal year 2006, as well as additional assets being placed into service, mostly at our two Kansas beef processing plants during fiscal years 2007 and 2006.

Operating Income. Operating income was $56.0 million for fiscal year 2007 compared to $65.9 million for fiscal year 2006, a decrease of $9.9 million, or 15.0%. Operating income, as a percentage of net sales, was 1.0% for fiscal year 2007 and 1.4% for fiscal year 2006. The tightened supply of market-ready cattle and the related high live cattle prices put significant pressure on and negatively impacted our gross margin for fiscal year 2007 as compared to fiscal year 2006, despite the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Minority Owners’ Interest in NBP. Minority interest in NBP in fiscal year 2007 was $7.8 million compared to $16.6 million in fiscal year 2006, a decrease of $8.8 million, or 53.0%. The increase is due to lower net income earned by NBP. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense. Interest expense was $39.8 million for fiscal year 2007 compared to $32.4 million for fiscal year 2006, an increase of $7.4 million, or 22.8%. The increase was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $81.3 million, mostly as a result of the Brawley Beef acquisition, for fiscal year 2007 as compared to fiscal year 2006.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 67 basis points, during the fifty-two weeks of fiscal year 2007 as compared to the same period of last year.

Other, Net. Other non-operating income, net was $1.0 million in fiscal year 2007 compared to other non-operating income, net of $3.1 million in fiscal year 2006, a variance of $2.1 million.  Fiscal year 2006 included an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials.  Fiscal year 2007 includes an approximate $0.2 million gain on the sale of land.  Fiscal years 2007 and 2006 include $0.7 million and $0.6 million, respectively,  in expense for the write-off of unamortized loan costs associated with amending and restating our credit facility.

 Income Tax Expense.  Income tax expense was $1.9 million for fiscal year 2007 as compared to $1.6 million for fiscal year 2006, an increase of $0.3 million, or 18.8%.  Income tax expense is recorded on income from National Carriers, Inc. (NCI), which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for both fiscal years 2007 and 2006.

Fiscal Year Ending August 26, 2006 compared to August 27, 2005

Net Sales.    Net sales were $4,636.0 million for fiscal year 2006, an increase of $297.1 million, or 6.8%, compared to $4,338.9 million for fiscal year 2005. The increase resulted primarily from an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Sales prices generally improved due to an improved product sales mix and a more favorable market environment for fiscal year 2006 compared to fiscal year 2005, including the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Cost of Sales.    Cost of sales was $4,503.8 million for fiscal year 2006, an increase of $273.9 million, or 6.5%, from $4,229.9 million for fiscal year 2005. The majority of the increase came as a result of an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, and slight increase in average live cattle prices of approximately 0.2%.  The first half of fiscal year 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of fiscal year 2006 helped lower live cattle costs during that period.  Cost of sales, as a percentage of net sales, was 97.1% and 97.5% for fiscal years 2006 and 2005, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $37.6 million for fiscal year 2006 compared to $34.0 million for fiscal year 2005, an increase of $3.6 million or 10.6%. The increase resulted primarily from an approximate $2.1 million increase in payroll and related expenses, an increase of approximately $1.8 million in marketing and travel expense associated with supporting two new marketing programs, increased travel associated in part from the Brawley Beef acquisition, and increased fuel costs; partially offset by a reduction of $0.6 million in bad debt reserve.  Selling, general and administrative expenses, as a percentage of net sales, were 0.8% and 0.8% for fiscal years 2006 and 2005, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $28.7 million for fiscal year 2006 compared to $24.4 million for fiscal year 2005, an increase of $4.3 million, or 17.6%. This increase was due to additional assets being placed into service primarily at our two Kansas beef processing plants during fiscal year 2006, as well as additional assets acquired through the purchase of Brawley Beef, LLC in the fourth quarter of fiscal year 2006.

Operating Income. Operating income was $65.9 million for fiscal year 2006 compared to $50.6 million for fiscal year 2005, an increase of $15.3 million, or 30.2%. Operating income, as a percentage of net sales, was 1.4% for fiscal year 2006 and 1.2% for fiscal year 2005. The first half of fiscal year 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of fiscal year 2006 helped lower live cattle costs during that period, which helped improve gross margin for fiscal year 2006.  Gross margin improvements were primarily due to a more favorable market environment in fiscal year 2006 compared to fiscal year 2005, including the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Minority Owners’ Interest in NBP. Minority interest in NBP in fiscal year 2006 was $16.6 million compared to $8.5 million in fiscal year 2005, an increase of $8.1 million, or 95.3%. The increase is due to higher net income earned by NBP. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense. Interest expense was $32.4 million for fiscal year 2006 compared to $29.0 million for fiscal year 2005, an increase of $3.4 million, or 11.7%. The increase was due primarily to higher average interest rates in fiscal year 2006 compared to fiscal year 2005, as evidenced by an increase of approximately 160 basis points in the published LIBOR index interest rates as of August 26, 2006 compared to August 27, 2005, which is the basis for interest rates on most of our variable rate borrowings.  Additionally, the weighted average of variable rate debt increased primarily from the acquisition of Brawley Beef.

Other, Net. Other non-operating income, net was $3.1 million in fiscal year 2006 compared to other non-operating expense, net of $3.2 million in fiscal year 2005, a variance of $6.3 million.  Fiscal year 2006 includes an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials.  Fiscal year 2006 includes $0.6 million in expense for the write-off of unamortized loan costs associated with amending and restating our fifth amended and restated credit facility.  Fiscal year 2005 includes $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our fourth amended and restated credit facility.

 Income Tax Expense.  Income tax expense was $1.6 million for fiscal year 2006 as compared to $2.1 million for fiscal year 2005, a decrease of $0.5 million, or 23.8%.  Income tax expense is recorded on income from NCI.  The effective tax rate for NCI was relatively consistent for both fiscal years 2006 and 2005.

Liquidity and Capital Resources

As of August 25, 2007 we had net working capital of $280.5 million, which included $2.7 million in distributions payable, and cash and cash equivalents of $62.9 million.  August 26, 2006 we had net working capital of $222.6 million, which included $4.9 million in distributions payable, and cash and cash equivalents of $54.4 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under NBP’s amended and restated credit facility.

As of August 25, 2007, we had $443.0 million of long-term debt, of which $4.4 was classified as a current liability.  As of August 25, 2007, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, a term loan with CoBank of which $4.1 million was outstanding and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $38.4 million, outstanding letters of credit of $52.4 million and available borrowings of $109.2 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s amended and restated credit facility have funded acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all financial covenants as of August 25, 2007.

In addition to outstanding borrowings under its amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, Senior Notes of $160.0 million and capital lease and other obligations of $17.2 million as of August 25, 2007.

Capital spending through the end of fiscal year 2008 is expected to approximate $50.0 million. These expenditures are primarily for plant expansion, equipment renewals and improvements including $3.1 million for environmental and air pollution control.

The Company believes that available borrowings under NBP’s amended and restated credit facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond their control.

Operating Activities

Net cash used in operating activities was $8.0 million in fiscal year 2007 compared to net cash provided by operating activities of $44.5 million in fiscal year 2006. The $52.5 million decrease was due primarily to a net increase in working capital requirements in the current period resulting from higher beef inventory volumes and higher accounts receivable balances, which were driven by larger production volumes and generally higher prices.  Also contributing to the change in operating activities were lower accrued insurance and accrued compensation and benefits balances as well as a lower net income in fiscal year end 2007.

Net cash provided by operating activities was $44.5 million in fiscal year 2006 and $59.8 million in fiscal year 2005. The $15.3 million decrease was due primarily to a net increase in working capital requirements in the current period resulting from increased beef inventory levels, partially offset by an increase in accounts receivable collections and by increased net income in fiscal year 2006.

Investing Activities

Net cash used in investing activities was $41.5 million in fiscal year 2007 compared to $32.9 million for fiscal year 2006, an increase of $8.6 million. The increase was primarily attributable to more capital spending during fiscal year 2007.

Net cash used in investing activities was $32.9 million in fiscal year 2006 compared to $12.1 million for fiscal year 2005, an increase of $20.8 million. The increase was due to an increase in capital spending in fiscal year 2006.

Financing Activities

Net cash provided by financing activities was $58.0 million in fiscal year 2007 compared to net cash used in financing activities of $7.7 million for fiscal year 2006. The $65.7 million change was primarily attributable to an additional $40.0 million in borrowings under NBP’s term note, a $15.6 million increase revolving credit borrowings, and the acquisition of $10.5 million in indebtedness through a capital lease.

Net cash used in financing activities was $7.7 million in fiscal year 2006 compared to net cash used in financing activities of $32.5 million for fiscal year 2005. The $24.8 million change was due primarily to an increase in borrowings on the term note payable of $46.4 million and revolving credit lines of $31.0 million in fiscal year 2006 compared to fiscal year 2005, partially offset by the repayment of $52.9 million of Brawley Beef, LLC debt in fiscal year 2006.

CoBank Term Debt

USPB’s CoBank term debt of approximately $4.1 million is payable in quarterly installments with final payment due in July 2011, bearing interest at the 90 day LIBOR index plus 2.50%, adjusted quarterly (7.86% at August 25, 2007, 8.01% at August 26, 2006, and 6.01% at August 27, 2005).

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

The Company was in compliance with all CoBank debt covenants as of August 25, 2007. The debt is secured by USPB’s interest in NBP.

USPB’s rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at fiscal year ending August 25, 2007, August 26, 2006, and August 27, 2005.

Amended and Restated Senior Credit Facilities

Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  This sixth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the fifth amended and restated credit facility as well as additional finance and legal charges associated with the sixth amended and restated credit facility of less than $0.1 million were expensed in Other, net in the Statement of Operations during the fiscal year ended August 25, 2007.

Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of August 25, 2007, the interest rate for the revolving loan was equal to 6.95%.   The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of August 25, 2007, the interest rate for the term loan was equal to 7.3207%.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base have increased to 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

The amended and restated credit facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants, including without limitation, restrictions on the following:  distributions, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.

The amended and restated credit facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP’s property, changes in control of NBP, the failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of NBP’s credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased the Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction of improvements at its facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds is backed by a letter of credit under NBP’s existing amended and restated credit facility, these bonds have been presented as non-current obligations.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 3.7% in fiscal year 2007. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2007 was 3.7%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, it has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million, $1.2 million and $1.4 million were paid in fiscal years 2005, 2006 and 2007, respectively.  Payments under the commitment will be $1.4 million in each of the fiscal years 2008 and 2009, $1.7 million in fiscal year 2010 and $0.8 million in fiscal year 2011, with the balance of $10.6 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% Senior Notes will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of NBP’s other senior unsecured obligations.  With limited exceptions, the Senior Notes were not redeemable before August 1, 2007.  During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem its equity interests;

  sell its assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 25, 2007 (in thousands):

		Year 1	Year 2	Year 3	Year 4	Year 5	After
	Total	FY 08	FY 09	FY 10	FY 11	FY 12	Year 5
Term loan facility	$206,735	$1,030	$1,030	$1,030	$1,029	$-	$202,616
Revolving credit facility	38,368	-	-	-	-	38,368	-
Senior Notes	160,000	-	-	-	160,000	-	-
Industrial Revenue Bonds	20,665	-	-	5,850	-	-	14,815
Capital Leases	20,173	4,474	4,925	2,887	1,659	1,659	4,569
City of Brawley loan	200	-	40	40	40	40	40
Operating leases	36,464	13,424	10,736	7,821	3,273	1,150	60
Purchase commitments	10,674	10,674	-	-	-	-	-
Cattle commitments (1)	97,155	97,155	-	-	-	-	-
Utilities commitment	15,903	1,399	1,379	1,734	818	820	9,753
Total	$606,337	$128,156	$18,110	$19,362	$166,819	$42,037	$231,853

(1)  NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates its outstanding cattle commitments at August 25, 2007, which includes $63.0 million for cattle delivered on or before August 25, 2007 and $34.1 million for cattle to be delivered after August 25, 2007.

Off-Balance Sheet Arrangements

As of August 25, 2007 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in fiscal year 2007, 2006 and 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

We use sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 25, 2007, and August 26, 2006, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $5.2 million and less than $1.4 million, respectively.

Foreign Operations.    Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan, South Korea and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Interest Rates.    As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 25, 2007, most of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.0%. As of August 25, 2007, the weighted average interest rate on our $265.7 million of variable interest debt was approximately 7.1%.

We had total interest expense of approximately $39.8 million in fiscal year 2007 and approximately $32.4 million in fiscal year 2006. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.0 million in fiscal year 2007 and approximately $3.4 million in fiscal year 2006.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 25, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.               OTHER INFORMATION

The Company may purchase a portion of its outstanding Class A and Class B units from time to time in accordance with the limits imposed under the CoBank Credit Agreement.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

U.S. Premium Beef’s business and affairs are governed by its board of directors. The board of directors currently consists of seven directors. The board of directors has full authority to act on behalf of USPB. The board of directors acts collectively through meetings, committees and executive officers it appoints. In addition, USPB employs a staff of professionals to manage the day-to-day business of USPB. The members of the board of directors, nominees to the board of directors and the executive officers are identified below.   There are no arrangements or understandings pursuant to which any director, nominee to become a director or executive officer was elected or appointed.

Directors, Director Nominee and Executive Officers
Name	Age	Positions and Offices with Registrant	Term Expires After FY
Mark R. Gardiner	46	Chairman of the Board	2007
John D. Fairleigh	42	Vice Chairman of the Board	2009
Jerry L. Bohn	57	Secretary of the Board	2007
Douglas A. Laue	56	Director	2007
Carol A. Keiser	61	Director	2008
Rex W. McCloy	52	Director	2008
Duane K. Ramsey	70	Director	2009
Joe Morgan	56	Nominated to Board of Directors	—
Steven D. Hunt	48	Chief Executive Officer	—
Scott J. Miller	43	Chief Reporting and Compliance Officer	—
Stanley D. Linville	48	Chief Operating Officer	—
Danielle D. Imel	32	Treasurer	—

Mark R. Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation headquartered at Ashland, Kansas, with 10 seedstock satellite cowherds across the United States and Australia. Gardiner Angus Ranch markets over 1,800 bulls and 700 females per year to both commercial and seedstock beef producers throughout the United States. Gardiner Angus Ranch also runs an embryo transfer program that makes more than 2,500 transfers per year, including more than 60% of GAR’s 1,500-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, Gardiner Angus Ranch operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen’s Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. He also serves on the Board of Irsik & Doll Company, a privately held company primarily involved in cattle feeding, grain and feed merchandising. Mr. Gardiner has served as a member of the Company’s Board of Directors since 1996. He was elected Secretary/Treasurer of the Company’s Board in 2003, Vice Chairman of the Board in 2004 and Chairman of the Board in 2006. Mr. Gardiner holds a Bachelor’s degree from Kansas State University in Animal Sciences and Industry.

  John D. Fairleigh. Mr. Fairleigh is President and CEO of Fairleigh Companies, a family-owned business in Scott City, Kansas, consisting of a 44,000 head commercial feedyard, Fairleigh Ranch, a 10,000 acre backgrounding and grazing operation, Fairleigh Farms and L&M Western Tire and Oil Company. He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association. Mr. Fairleigh has served as a member of the Company’s board since 1999 and was elected Secretary of the Board in 2004 and Vice Chairman in 2006. Mr. Fairleigh holds a Bachelor’s degree in Business from Kansas State University.

Jerry L.  Bohn. Mr. Bohn has served as the General Manager of Pratt Feeders since 1989. Pratt Feeders has a one-time capacity of 115,000 head in four feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees.  Mr. Bohn also owns and manages a 5,000 to 6,000 head cattle operation which includes grazing and finishing cattle. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing.  Mr. Bohn has served as a member of the Company’s board since 2004 and was elected Secretary of the Board in 2006.

Douglas A. Laue. Mr. Laue owns and operates Black Diamond Customer Feeders, Inc. near Herington, Kansas, and runs a grazing program in the Kansas Flint Hills. He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the chairman of the KLA Feeders Council. Mr. Laue has been a member of the Company’s Board of Directors since 1996 and served as vice chairman of the Board of Directors from 1996 through 2002. Mr. Laue holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.

Carol A. Keiser. Ms. Keiser is president of C-BAR Cattle Company, Inc. where she manages operations for the feeding of 5,000 to 6,000 head of cattle in Kansas, Nebraska, and Illinois.  Prior to C-BAR Cattle Company she developed health and well-being procedures for Loveless Feedlot, taught vocational agriculture and served as an FFA advisor.  She is a Certified Livestock Manager, Certified Livestock Dealer and is a member of the National Cattlemen’s Beef Association and the American Society of Animal Science and American Meat Science Association. Currently, Ms. Keiser serves on the National Agricultural Research, Extension, Education, and Economics Advisory Board, the Board of Trustees of the Farm Foundation, Board of Directors of Agriculture Future of America and the Illinois Global Partnership Advisory.  She served on the Steering Committee of the Future of Animal Agriculture in North America Project, the Board of Directors of the Council of Food and Agricultural Research, Illinois Beef Association Check-off Division, was past chair of UIAA University of Illinois Alumni Association and Board of UIUC Agriculture, Consumer and Environmental Sciences Alumni Board.  Ms. Keiser is a graduate of the University of Illinois in Animal Science.  Ms. Keiser has served as a member of the Company’s board since 2005.

Rex W. McCloy. Mr. McCloy is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, TX. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation and a 20,000 acre ranch in Harding Co., NM. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raiser's Association. He is a past Board member and marketing committee chairman of TCFA. In addition he is a former member of U.S. Premium Beef’s nominating committee. Mr. McCloy holds a Bachelors degree in Agricultural Economics from Texas Tech University.  Mr. McCloy has served as a member of the Company’s board since 2005.

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 44 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  Mr. Ramsey has served as a member of the Company’s board since 2006.

Joe Morgan (Nominee to the Board). Mr. Morgan has been managing commercial feedyards since 1981.  He has been Manager of Poky Feeders since 1985 and part owner since 1987.  He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association.  Mr. Morgan holds a Bachelors degree in Animal Science from Iowa State University.

Steven D. Hunt. Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with U.S. Premium Beef, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996. As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt also has experience in many areas of commercial banking, including direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt has served on the Board of National Beef Packing Company, LLC, (NBP) since 1997 and was elected chairman of NBP’s Board in 2003. Mr. Hunt holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

Scott J. Miller. Mr. Miller is the Company’s Chief Reporting and Compliance Officer and joined the Company in 2005.  He oversees financial reporting and ensures compliance with internal policies and regulatory requirements.  Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries.  Mr. Miller earned a Bachelors degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City.  He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

Stanley D. Linville. Mr. Linville is the Company’s Chief Operating Officer and joined the Company in 1997. He oversees cattle scheduling and technical operations. Before joining U.S. Premium Beef, he operated a family farming operation near Holcomb, Kansas. He also worked in the cattle division of Brookover Enterprises at Garden City, Kansas, and as a grain merchandiser for Bartlett Grain Co. in Kansas City. Mr. Linville holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

Danielle D. Imel. Ms. Imel is the Company’s Treasurer and joined the Company in 1998. She oversees the Company’s finance functions and is directly responsible for Company treasury activities. She was employed by the CPA firm of Kennedy, McKee and Co., LLC of Dodge City, Kansas, prior to joining USPB. Ms. Imel earned a Bachelor’s degree in Accounting and a second Bachelor’s degree in Agricultural Economics from Kansas State University.

Board of Directors

Under USPB’s LLC operating agreement, the number of directors is set by the board of directors but may not be less than seven directors.  Directors must be unitholders of USPB.  Seven directors will always be elected by unitholders holding Class A units.  The operating agreement states that at least one director will represent Seedstock breeders and the balance of the directors will be evenly divided between directors who are unitholders who have Even Slot delivery agreements and unitholders who have Odd Slot delivery agreements.  Current representation is as follows:

  Seedstock – Mr. Gardiner

  Even Slot – Messrs. Ramsey, Fairleigh, and Laue

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

In the discretion of the board of directors, the number of directors may be increased by up to an additional five directors. Those additional directors will represent the Class B unitholders and may be elected or appointed by either the board of directors or by the holders of Class B units.

Compensation of Directors

The board of directors meets from time to time at such time and place as may be fixed by resolution adopted by a majority of the whole board of directors. Members of the board of directors receive a per diem payment of $250 for each activity on behalf of USPB, as well as direct reimbursement of travel expenses related to service on the board of directors.

Audit Committee

The board of directors has an Audit Committee consisting of Messrs. Gardiner, Ramsey, Bohn and Laue.  Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ.  Mr. Gardiner is Chairman of the Audit Committee.  The Board has identified Messrs. Ramsey and Bohn as “audit committee financial experts”.  The Audit Committee selects and retains independent auditors and assists the board of directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements.  The Audit Committee meets with management and the independent auditors, as may be required.  The independent auditors have full and free access to the Audit Committee without the presence of management.

Code of Ethics

USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management and a Code of Ethics For Financial Officers for its chief executive officer, principal financial and accounting officer and treasurer within the meaning of the rules and regulations of the Securities and Exchange Commission.  The Code of Ethics are intended to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the Code of Conduct may be obtained, without charge, upon written request to Scott J. Miller, Chief Reporting and Compliance Officer, U.S. Premium Beef, LLC, P. O. Box 20103, Kansas City, Missouri 64195.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

This Compensation Discussion and Analysis (CD&A) describes the material elements of compensation paid to our named executive officers as well as the objectives and material factors underlying our compensation program.  The compensation program places emphasis on USPB’s financial performance and the benefits received by the Company’s unitholders.  Except for the Chief Executive Officer’s (CEO) phantom unit option plan, which is discussed below, all compensation is paid in the form of cash.

The Compensation Committee (Committee) is responsible for developing and administering the compensation program for the Company’s named executive officers and professional staff.

Compensation Philosophy and Objectives

The Company’s compensation program is a key element in attracting, retaining, and motivating named executive officers with the skills necessary to create value for the unitholders.  To achieve this goal we have designed the compensation program with the following objectives:

  Attracting and retaining top talent—The compensation of the Company’s executive officers must be commensurate with the competitive regional marketplace taking into consideration job responsibilities and supply of competent employees with the education and background to perform at the highest levels in their field.

  Paying for financial and operational performance—The compensation of the Company’s executive officers should motivate them to achieve strong financial and operational results.  The Company must achieve specific levels of financial and operational performance to allow executives to earn this portion of their compensation.

   Alignment with the equity interests of our unitholders—Although the Company does not maintain an ongoing equity compensation plan, part of our executive officers’ compensation is based on the year-over-year change in the weighted average selling price of the Company’s Class A and Class B units.

Each element of our compensation program is designed to achieve one or more of these objectives.  The structure of a particular executive’s compensation may vary depending on the scope and level of that executive’s responsibilities.

Determining Executive Compensation

The CEO makes recommendations to the Committee regarding the salaries and bonus programs for the executive officers.  The Committee reviews the recommendations, taking into account each element of total compensation.  Based on the foregoing, the Committee uses its judgment in making compensation decisions that will best carry out the Company’s philosophy and objectives for executive compensation.

Fiscal Year 2007 Executive Compensation Elements

The elements of our named executive officers total compensation package are as follows:

  base salary,

  annual cash bonuses,

  long-term cash bonus,

  full-term cash bonus,

  discretionary cash bonuses,

  retirement plans, and

  limited personal benefits.

Elements of our Compensation Program

Base Salary.  Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program.  The relative levels of base salary for named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company.  Except for the CEO’s salary, base salaries are reviewed annually to determine if they are consistent with the performance of the individual executive and equitable relative to the Company’s other executive officers and professional staff.

The CEO’s base salary is paid in accordance with his employment agreement, which provides for the CEO to be paid an annual base salary of $700,000 for employment years ending August 31, 2007, August 31, 2008 and August 31, 2009.  Salary surveys summarizing the compensation packages for positions of equivalent responsibility in related industries were used to establish the CEO’s base salary.

Annual Cash Bonuses.  Cash bonuses plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

If the CEO is employed on the last day of each fiscal year during the term of his employment agreement, he is to be paid a bonus equal to two percent of the sum of the USPB Total Benefits that exceed $18,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) two times the fiscal year USPB grid premiums, which is the net sum of all unitholder grid premiums and discounts calculated through the USPB grids.

If the other named executive officers and the professional staff are employed on the last day of the fiscal year, he or she is to be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited fiscal year-end USPB earnings before tax plus current fiscal year USPB grid premiums, less (2) prior year book equity threshold, multiplied by (3) management bonus factor, multiplied by (4) the equity multiplier, which is the current fiscal year weighted average transfer price divided by the  prior fiscal year weighted average transfer price.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with the Company.

  Long-term Cash Bonuses.  As a part of the CEO’s employment agreement, the CEO was given the opportunity to earn a long-term cash bonus.  If the CEO is employed on the last day of fiscal year 2009, he is eligible to be paid a long-term cash bonus.   Payment under such plan is dependent upon USPB Total Benefits, for fiscal years 2007 through 2009, exceeding certain benchmarks.  Mr. Hunt will receive 1.25% of the long-term benefits that are greater than $54 million and less than $84 million, and 0.75% of the long-term benefits that are greater than $84 million.

Full Term Cash Bonus.  As a part of the CEO’s employment agreement, the CEO was given the opportunity to earn a full term cash bonus.  If the CEO is employed through August 31, 2009, a $700,000 full-term cash bonus will be paid to him.

Discretionary Cash Bonuses.  Discretionary bonuses are sometimes paid to named executive officers, other than the CEO, and professional staff to compensate for extraordinary cases of individual or Company performance.

Retirement Plans.  Qualifying employees are encouraged to participate in a Company sponsored 401(k) savings plan.  Under the Company’s plan, employees may contribute up to the maximum amount permissible by IRS limits.  The Company matches 100% of each dollar contributed by a participant up to a maximum of 4% of his or her qualifying compensation.

 Limited Personal Benefits.  We also provide certain benefits to all salaried employees that are not included as perquisites in the Summary Compensation Table for the named executives because they are broadly available.  These include health and welfare benefits, and disability and life insurance.

Equity Compensation

The Board implemented a phantom stock option plan for the CEO when the Company was formed in 1997 to provide the CEO the incentive to create and grow share price in the new business venture.  The Board established 20,000 phantom shares, representing 2.9% of the total shares outstanding, and a strike price of $55 per share, the initial offering price for the Company.  In fiscal year 2004, when the Company converted to a Limited Liability Company, the 20,000 phantom shares converted to 20,000 Class A units, with an exercise price of $55 per unit, and 20,000 phantom Class B Units, with an exercise price of $0 per unit.  The options vested over a 4 year period and are now fully vested.

The Company has not implemented additional stock ownership or option plans since formation.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

The Company has entered into an employment agreement with its CEO that provides for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The employment agreement also provides for post termination compensation.  If Mr. Hunt terminates the agreement for any or no reason, the Company need only pay salary earned to the date of the termination. If USPB terminates the agreement for any reason other than cause, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2009; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2009; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through fiscal year 2009; and the payment on or before October 2, 2009 of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through fiscal year 2009.

The compensation provided to Mr. Hunt in the form of salary, annual cash bonus, long-term cash bonus and full-term cash bonus shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $2 million per year averaged over the term.

The employment agreement contains provisions that require renegotiation of the terms and conditions of Mr. Hunt's compensation in the event of certain material organic changes in the Company's business including, but not limited to, significant changes in the sources of revenue for the Company or NBP or the Company entering into a joint venture by merger, acquisition, contract or otherwise in which the Company is not a majority owner.

Impact of Tax and Accounting Treatments

We believe that the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe that Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) does not have a material effect on our consolidated financial statements.

Unit Ownership Guidelines

The Company does not allow its named executive officers, other than the CEO, to own the Company’s Class A and Class B units.  The CEO owns 20,000 Class A and Class B phantom unit options as discussed above.

Compensation Committee Report

            The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management.  Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                                                                                Compensation Committee

                                                                                                Mark Gardiner – Chairman

                                                                                                John Fairleigh

                                                                                                Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven D. Hunt	2007	695,486	550,000	550,206	10,725	1,806,417
Chief Executive Officer			(1)	(2)	(3)

Scott J. Miller	2007	104,173	5,000	-	-	109,173
Chief Reporting and Compliance Officer			(4)

Stanley D. Linville	2007	107,059	5,000	-	-	112,059
Chief Operating Officer			(4)

Danielle D. Imel	2007	99,820	5,000	-	-	104,820
Treasurer			(4)

(1) This full-term cash bonus was earned pursuant to the terms of Mr. Hunt's employment agreement dated September 1, 2004.
(2) This annual cash bonus was earned pursuant to the terms of Mr. Hunt's employment agreement dated September 1, 2004.

(3)  Amount for Mr. Hunt includes Company match under our 401(k) plan and the cost of excess life insurance, $8,899 and $1,826 respectively.  None of the perquisites and other benefits paid to Mr. Miller, Mr. Linville or Ms. Imel exceeded $10,000.

(4) This amount represents a discretionary cash bonus paid to the named executive officer.

Grants of Plan-Based Awards in Fiscal Year 2007

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2007.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long term cash bonus plans.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Steven D. Hunt		-	-	-
Chief Executive Officer

Scott J. Miller	8/25/2007	-	-	104,000
Chief Reporting and Compliance Officer			(1)	(2)

Stanley D. Linville	8/25/2007	-	-	109,000
Chief Operating Officer			(1)	(2)

Danielle D. Imel	8/25/2007	-	-	101,000
Treasurer			(1)	(2)

(1) We are using a representative amount based on the previous fiscal year's performance because a target amount is not determinable based on the terms of the management annual cash bonus plan.

(2) We are using a representative amount based on the calendar annual base salary in effect at the end of the previous year's management annual cash bonus plan year. The actual maximum for this management annual cash bonus plan year will be the annual base salary in effect at the end of such plan year.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

Performance Based Annual Cash Bonuses

Our executive officers earn bonus awards made pursuant to various annual cash bonus plans.  The awards utilize formulas set by the Compensation Committee.  The bonuses earned pursuant to the plans appear in the Non-Equity Incentive Plan Compensation in the Summary Compensation Table. Annual bonuses awarded to executives, excluding Mr. Hunt, also appear in the Grants of Plan Based Awards table. Mr. Hunt’s is not included in the Grants of Plan Based Awards table as the plan was not awarded to him in fiscal year 2007.  For fiscal year 2007, the formulas used to calculate the annual performance-based bonus awards to the Named Executive Officers were as follows:

Name	Bonus Formula
Steven D. Hunt

2% of the sum of USPB Total Benefits that exceed $18 million.  USPB Total

Benefits are audited fiscal year end USPB earnings before tax plus two times the fiscal year USPB grid premiums, as defined in the CEO Employment Agreement.

Scott J. Miller, Stanley D. Linville, Danielle D. Imel

The executive's proportionate share of the Management Bonus Pool, which is

(1) audited fiscal year USPB earnings before tax plus the fiscal year USPB grid premiums less (2) a set percentage of the prior year's book equity multiplied by

(3) a set management bonus factor multiplied by (4) the current fiscal year weighted average unit transfer price divided by the prior year weighted average unit transfer price.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Messrs. Miller and Linville and Ms. Imel received such discretionary cash bonuses in fiscal year 2007.  These awards are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2007

		Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Steven D. Hunt	20,000 Class A Units	$55.00	None
Chief Executive Officer	(1)		(2)
	20,000 Class B Units	$0.00	None
	(1)		(2)
Scott J. Miller	-	-	-
Chief Reporting and Compliance Officer

Stanley D. Linville	-	-	-
Chief Operating Officer

Danielle D. Imel	-	-	-
Treasurer

(1) Mr. Hunt is fully vested in the 20,000 Class A and 20,000 Class B phantom rights on phantom units.
(2) Mr. Hunt is entitled to exercise phantom unit rights upon termination of Mr. Hunts employment agreement, or at his election, at the time and under the conditions, and with the same consequences as if Mr. Hunt held similar unqualified options to purchase USPB Class A or Class B units acquired at the same time as the phantom unit rights.

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2007.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan.

Potential Payments Upon Termination

If USPB terminates the CEO Employment Agreement (the Agreement) for cause or if Mr. Hunt terminates the Agreement for any or no reason, USPB needs only pay salary earned to the date of the termination. If USPB terminates the Agreement for any reason other than cause, or if Mr. Hunt terminates the Agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2009; the annual cash bonus for the year in which the termination occurs and each subsequent year through fiscal year 2009; the long-term cash bonus that would have accrued had Mr. Hunt been employed through fiscal year 2009; and the payment of the full-term bonus that would have accrued if Mr. Hunt had remained employed through fiscal year 2009.

Name and Principal Position	Payment Type	Termination by the Company for cause or by Executive for any or no reason ($)	Termination by the Company without cause or by Executive for good reason ($)	Termination upon death or permanent disability ($)
Steven D. Hunt	Salary	-	1,400,000	700,000
Chief Executive Officer	Bonus	-	700,000	466,667
	Incentive Pay	-	1,869,394	1,319,188

(1) In determining the incentive pay above, we have assumed the plan inputs for fiscal year 2008 and 2009 are consistent with the inputs for fiscal 2007. Based on these assumptions, amounts due to Mr. Hunt for Annual and Long-Term Incentive based pay would be $1,100,412 and $768,982 if terminated by us without cause or by Mr. Hunt for good reason and $550,206 and $768,982 upon death or permanent disability, respectively. The amounts that would actually be paid to Mr. Hunt would be based on the actual fiscal year 2008 and fiscal year 2009 inputs.

Director Compensation Table

Each director receives cash compensation for meetings he or she attends. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	6,250
John D. Fairleigh	5,250
Jerry L. Bohn	4,750
Douglas A. Laue	5,000
Carol A. Keiser	5,000
Rex W. McCloy	5,000
Duane K. Ramsey	3,750

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is, or was, an officer or employee of U.S. Premium Beef, LLC or its subsidiaries.  None of our executive officers served as a director or was a member of the compensation committee of any entity where a member of our Board or Compensation Committee was an executive officer.

 ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth information with respect to securities available for issuance under our equity compensation plan.

	Equity Compensation Plan Information
Plan Category	Type of Equity	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2))
Equity compensation plans approved by security holders		-	N/A	-
Equity compensation plans not approved by security holders (1)	Class A Units	20,000	$55.00	-
	Class B Units	20,000	$0.00	-
Total		40,000		-

(1) See Note 7 to our consolidated financial statements for a description of the equity compensation plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of October 27, 2007 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

Name and Address of Beneficial Owner	Title of Class	Number of Units Beneficially Owned	Percent of Class
Douglas A. Laue (1) 509 Country Lane Council Grove, Kansas 66846	Class A & Class B Units	95,000	12.9%
Fairleigh Corporation dba Fairleigh Feed Yard	Class A & Class B Units	54,288	7.4%
Box 560
Scott City, KS 67871
Desert Beef, LLC 34673 E. County 9th Street Wellton, AZ 85356	Class A & Class B Units	44,160	6.0%
Crown H Cattle Co., Inc.	Class A & Class B Units	41,200	5.6%
PO Box 186
Scott City, KS 67871

(1) Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000
Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

Security Ownership of Management

The following table furnishes information, as of October 27, 2007, regarding ownership of the USPB’s Class A and Class B units is furnished with respect to (1) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 48, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A and Class B Units
Name	Number (1)	Percentage (2)
Douglas A. Laue (3)	95,000	12.9%
John D. Fairleigh (4)	54,288	7.4%
Jerry L. Bohn (5)	19,161	2.6%
Duane K. Ramsey (6)	8,800	1.2%
Rex W. McCloy (7)	6,085	0.8%
Mark R. Gardiner (8)	3,000	0.4%
Carol A. Keiser (9)	1,000	0.1%
Joe Morgan (10)	32,518	4.4%
Steven D. Hunt (11)	20,000	2.7%
Scott J. Miller	-	0.0%
Stanley D. Linville	-	0.0%
Danielle D. Imel	-	0.0%
All current Directors and Executive Officers as a group (12 persons) (12)	239,852	32.6%

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

(4) Includes 54,288 Class A and Class B units held by Fairleigh Corporation, of which Mr. Fairleigh is an owner.
54,288 are pledged as security.

(5) Includes i) 11,800 Class A and Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager, and ii) 7,361 Class A and Class B units held by Hays Feeders, LLC, of which
Mr. Bohn is the general manager. 7,361 are pledged as security.

(6) Includes 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.

(7) Includes 5,685 Class A and Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner.

(8) Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which
Mr. Gardiner has sole voting and investment power.

(9) Includes 1,000 Class A and Class B units held by C-Bar Cattle Co. Inc., of which Ms. Keiser is the president.

(10) Mr. Morgan is a nominee to the board. Includes i) 30,518 Class A and Class B units held by Poky Feeders, of which Mr. Morgan is the Secretary and Treasurer, ii) 1,000 Class A and Class B units held by Lone
Tree Cattle Co., of which Mr. Morgan is a partner, and iii) 1,000 units held by Joe Morgan.

(11) Includes the option held by Mr. Hunt, the CEO, to purchase 20,000 Class A and Class B units

(12) Reflects unit ownership by all seven directors, the nominee to the board and the named executive officers of USPB.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

            USPB’s board of directors has not adopted a formal policy or procedure that must be followed prior to any transaction, arrangement or relationship with a related person, as defined by SEC regulations (e.g., directors, executive officers, any 5 percent shareholder, or immediate family member of any of the foregoing).

USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management.  It deals with conflicts of interest, among other things.  The Code prohibits any conduct or activities that conflict with the interests of the Company, or that might influence or appear to influence our judgment or actions in performing our duties.  The Code also requires directors and all levels of management to make full written disclosure of any activity that may present a conflict of interest and receive prior written approval from the Company.  No waivers have been granted.

Our directors and all levels of management are required each year to respond to a Related Party Questionnaire.  The questionnaire requires each director and all levels of management to identify if they or an immediate family member had been indebted to, or had been a participant in any material transactions with, the Company or any of its affiliates.  The questionnaire requires disclosure of the name of related parties if such parties have an ownership or management control relationship with the Company sufficient to exert significant influence over the Company’s management or operating policies which could cause significantly different operating results or financial position of the Company.

The standards applied pursuant to the above-described procedures are to provide comfort that any conflict of interest or related party transition is on an arms-length basis which is fair to the Company.

Directors who are unitholders

USPB is not a listed company and as a result has chosen the NASDAQ independence listing standards to determine whether our directors are independent.  The NASDAQ independence definitions provide that directors cannot be independent if they do not meet certain objective standards.

All of the USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle.  Based on the NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Ms. Keiser and Messrs. Laue, Fairleigh, Bohn, Ramsey, McCloy, and Gardiner.

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

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During fiscal year 2007, USPB and its owners and associates provided approximately 17% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sold beef trimmings, referred to as trim, to BPI, and purchased processed lean beef from BPI for use in its ground beef operations. NBP’s aggregate sales of trim to BPI totaled approximately $89.1 million in fiscal year 2007.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $14.2 million in fiscal year 2007.

Transactions with John R. Miller

In October 2003, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2007, NBP paid $0.8 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year 2007, NBP paid $0.8 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NBP believes that the terms of these aircraft leases are at least as favorable to it as we could have obtained from unaffiliated third parties.

See Item 10.Directors, Executive Officers and Corporate Governance for additional information regarding the independence of our Board.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 25, 2007 and August 26, 2006.

Type of Service	Fiscal Year Ended August 25, 2007	Fiscal Year Ended August 26, 2006
	(dollars in thousands)
Audit Fees	$421	$386
Audit Related Fees	9	1
Tax Fees	-	26
All Other Fees	-	-
	$430	$413

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal years 2007 and 2006 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees related to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal years 2007 and 2006.

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

10.2(a)

Form of Uniform Delivery and Marketing Agreement – Even Slots (incorporated herein by reference to Exhibit 10.2 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004)

10.2(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Even Slots (filed herewith)
10.3(a)

Form of Uniform Delivery and Marketing Agreement – Odd Slots (incorporated herein by reference to Exhibit 10.3 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (filed herewith)
10.4

Office Lease by and between HDP – Kansas City, LLC and U.S. Premium Beef, Ltd.  (incorporated herein by reference to Exhibit 10.5 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

57

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

10.6(c)

Fifth Amendment to Credit Agreement, dated September 30, 2004, by and among U.S. Premium Beef, LLC. and CoBank, ACB, as agent for the benefit of the syndication parties.  (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by U.S. Premium Beef with the SEC on November 26, 2004).

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

10.9

Sixth Amended and Restated Credit Agreement dated as of July 25, 2007 (“Credit Agreement”) by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on July 31, 2007).

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

10.14(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-111407) filed with the Commission on January 6, 2005).

10.14(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to Form 8-K filed (File No. 333-111407) with the Commission on January 6, 2005).

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

(c) Financial Statement Schedules:

Schedule I – Parent Company Financial Statements

U.S. PREMIUM BEEF, LLC
Balance Sheets of Parent Company
(in thousands, except unit information)
Assets	August 25, 2007	August 26, 2006
Current assets:
Cash and cash equivalents	$32,425	$25,748
Accounts receivable	3	-
Other receivables	215	688
Total current assets	32,643	26,436
Property, plant, and equipment, at cost	256	229
Less accumulated depreciation	(217)	(220)
Net property, plant, and equipment	39	9
Investments in National Beef Packing Company, LLC	132,859	134,029
Other assets	432	403
Total assets	$165,973	$160,877
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	$1,030
Accounts payable	70	56
Due to affiliates	622	507
Accrued compensation and benefits	2,697	4,088
Other accrued expenses and liabilities	730	1,232
Total current liabilities	5,149	6,913
Long-term liabilities:
Long-term debt, excluding current installments	3,089	4,119
Total long-term liabilities	3,089	4,119
Total liabilities	8,238	11,032
Capital shares and equities:
Members' capital, 735,385 and 735,505 Class A units and 735,385 and 735,505 Class B units authorized, issued and outstanding	107,093	99,203
Patronage notices	50,642	50,642
Total capital shares and equities	157,735	149,845
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$165,973	$160,877

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations of Parent Company
(in thousands, except per unit data)

	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005
Net sales	$-	$-	$381,496
Costs and expenses:
Cost of sales	-	-	381,496
Selling, general, and administrative expenses	3,630	3,590	3,509
Depreciation and amortization	13	17	38
Total costs and expenses	3,643	3,607	385,043
Operating loss	(3,643)	(3,607)	(3,547)
Other income (expense):
Interest income	1,428	864	354
Interest expense	(367)	(404)	(469)
Equity in earnings of National Beef Packing
Company, LLC	12,187	22,779	12,244
Other, net	62	123	248
Total other income	13,310	23,362	12,377
Income before taxes	9,667	19,755	8,830
Income tax expense	(22)	(36)	(191)
Net income	$9,645	$19,719	$8,639

Earnings Per Linked Unit:
Basic	$13.11	$28.06	$12.49
Diluted	$12.91	$27.56	$12.25

Outstanding weighted-average Class A and Class B units:
Basic	735,455	702,843	691,845
Diluted	747,067	715,385	705,063

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows of Parent Company
(in thousands)

	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005
Cash flows from operating activities:
Net income	$9,645	$19,719	$8,639
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13	17	38
Equity in earnings of National Beef Packing Company, LLC	(12,187)	(22,779)	(12,244)
Distribution from National Beef Packing Company, LLC	13,358	10,701	10,954
Interest rate exchange agreement	-	-	(105)
Changes in assets and liabilities (net of acquisition):
Accounts receivable	(3)	3	15,554
Due from affiliates	473	(184)	(504)
Other receivables	-	-	1,225
Other assets	(30)	(19)	(39)
Accounts payable	14	7	(197)
Due to affiliates	115	(627)	(198)
Accrued compensation and benefits	(1,391)	558	257
Other accrued expenses and liabilities	(502)	77	325
Cattle purchases payable	-	-	(3,574)
Net cash provided by operating activities	9,505	7,473	20,131
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(43)	(2)	(8)
Net cash used in investing activities	(43)	(2)	(8)
Cash flows from financing activities:
Payments of notes payable and fees	(1,030)	(1,029)	(1,030)
Payments of patronage refunds/patronage notices	-	-	(957)
Change in overdraft balances	-	-	(11,983)
Partnership distributions	(1,755)	(1,250)	(1,210)
Net cash used in financing activities Net increase in cash	(2,785) 6,677	(2,279) 5,192	(15,180) 4,943
Cash and cash equivalents at beginning of period	25,748	20,556	15,613
Cash and cash equivalents at end of period	$32,425	$25,748	$20,556

Supplemental cash disclosures:
Cash paid during the period for interest	$381	$402	$494
Cash paid during the period for taxes, net of refunds	$22	$36	$191
Supplemental non-cash disclosures of investing activities:
Issuance of equity for acquisition of Brawley Beef	$-	$7,631	$-

See accompanying notes to consolidated financial statements.

Schedule II – Allowance for Returns and Doubtful Accounts Rollforward

The following table represents the consolidated rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005.

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 25, 2007	$(2,411,676)	$(8,688,782)	$6,458,800	$-		$(4,641,658)
August 26, 2006	$(3,902,549)	$(1,615,548)	$3,380,259	$(273,838)	(1)	$(2,411,676)
August 27, 2005	$(5,613,545)	$(3,186,535)	$4,897,531	$-		$(3,902,549)

(1) Represents the acquisition of Brawley Beef, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
U.S. Premium Beef, LLC:

Under date of November 14, 2007, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the fiscal years in the three-year period ended August 25, 2007, as contained in the Annual Report on Form 10-K for the fiscal year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Kansas City, Missouri
November 14, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC
By: /s/ Steven D. Hunt

Name: Steven D. Hunt
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt	Chief Executive Officer (Principal Executive Officer)	November 14, 2007
Steven D. Hunt
/s/ Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2007
Scott J. Miller
/s/ Mark R. Gardiner	Chairman of the Board	November 14, 2007
Mark R. Gardiner
/s/ John D. Fairleigh	Vice Chairman of the Board	November 14, 2007
John D. Fairleigh
/s/ Jerry L. Bohn	Secretary of the Board	November 14, 2007
Jerry L. Bohn
/s/ Duane K. Ramsey	Director	November 14, 2007
Duane K. Ramsey
/s/ Douglas A. Laue	Director	November 14, 2007
Douglas A. Laue
/s/ Carol A. Keiser	Director	November 14, 2007
Carol A. Keiser
/s/ Rex W. McCloy	Director	November 14, 2007
Rex W. McCloy

 U.S. PREMIUM BEEF, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the fiscal years in the three-year period ended August 25, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 25, 2007 and August 26, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 25, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG
Kansas City, Missouri
November 14, 2007

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
August 25, 2007 and August 26, 2006
(in thousands, except unit information)
Assets	August 25, 2007	August 26, 2006
Current assets:
Cash and cash equivalents	$62,869	$54,412
Accounts receivable, less allowance for returns and doubtful accounts of $4,642 and $2,412, respectively	189,728	173,233
Due from affiliates	4,609	3,391
Other receivables	8,389	5,943
Inventories	177,244	145,009
Other current assets	14,144	20,171
Total current assets	456,983	402,159
Property, plant, and equipment, at cost	372,404	331,500
Less accumulated depreciation	(99,575)	(69,490)
Net property, plant, and equipment	272,829	262,010
Goodwill	80,042	79,411
Other intangible assets, net of accumulated amortization of $7,214 and $5,276, respectively	28,659	30,562
Other assets	10,104	10,616
Total assets	$848,617	$784,758
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$4,421	$3,400
Cattle purchases payable	62,995	58,320
Accounts payable - trade	60,257	54,449
Due to affiliates	977	878
Accrued compensation and benefits	18,785	27,894
Accrued insurance	14,550	17,651
Other accrued expenses and liabilities	11,757	12,086
Distributions payable	2,708	4,880
Total current liabilities	176,450	179,558
Long-term liabilities:
Long-term debt, excluding current installments	438,544	380,496
Other liabilities	2,559	2,961
Total long-term liabilities	441,103	383,457
Total liabilities	617,553	563,015
Minority interest in National Beef Packing Company, LLC and Kansas City
Steak Company, LLC	77,890	72,956
Capital shares and equities:
Members' capital, 735,385 and 735,505 Class A units and 735,385 and 735,505
Class B units authorized, issued and outstanding, respectively	102,472	98,092
Patronage notices	50,642	50,642
Accumulated other comprehensive income	60	53
Total capital shares and equities	153,174	148,787
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$848,617	$784,758
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005
Net sales	$5,578,533	$4,636,030	$4,338,920
Costs and expenses:
Cost of sales	5,443,964	4,503,814	4,229,903
Selling, general, and administrative expenses	46,103	37,624	33,975
Depreciation and amortization	32,451	28,667	24,487
Total costs and expenses	5,522,518	4,570,105	4,288,365
Operating income	56,015	65,925	50,555
Other income (expense):
Interest income	2,097	1,267	734
Interest expense	(39,793)	(32,413)	(29,021)
Minority owners' interest in net income of National Beef Packing Company, LLC (net of tax expense of $789 in 2007, $660 in 2006 and $830 in 2005)	(7,817)	(16,632)	(8,535)
Minority owners' interest in net income of
Kansas City Steak Company, LLC	(313)	(160)	(160)
Equity in loss of aLF Ventures, LLC	(102)	(143)	(577)
Interest rate exchange agreement	-	-	105
Other, net	1,498	3,447	(2,412)
Total other expense	(44,430)	(44,634)	(39,866)
Income before taxes	11,585	21,291	10,689
Income tax expense	(1,940)	(1,572)	(2,050)
Net income	$9,645	$19,719	$8,639

Earnings Per Linked Unit:
Basic	$13.11	$28.06	$12.49
Diluted	$12.91	$27.56	$12.25

Outstanding weighted-average Class A and Class B units:
Basic	735,455	702,843	691,845
Diluted	747,067	715,385	705,063

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005
Net income	$9,645	$19,719	$8,639
Other comprehensive income:
Foreign currency translation adjustments	7	18	22
Comprehensive income	$9,652	$19,737	$8,661

See accompanying notes to consolidated financial statements.

	U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(in thousands)

	Members' Capital	Common stock	Cooperative members' contributed capital	Nondelivery fee	Patronage refunds for reinvestment	Patronage notices	Unallocated equity	Accumulated other comprehensive income	Total capital shares and equities
Balance at August 28, 2004	$-	$7	$39,531	$1,330	$50,752	$-	$26,375	$13	$118,008
Foreign currency translation adjustment	-	-	-	-	-	-	-	22	22
Nondelivery fee transferred
to current liabilities	-	-	-	(1,330)	-	-	-	-	(1,330)
Conversion from cooperative to LLC	65,913	(7)	(39,531)	-	(50,642)	50,642	(26,375)	-	-
Allocation of net income for the year
ended August 27, 2005	8,639	-	-	-	-	-		-	8,639
Partner distributions	(1,209)	-	-	-	-	-	-	-	(1,209)
Patronage refunds payable in cash
transferred to current liabilities	-	-	-	-	(110)	-	-	-	(110)
Balance at August 27, 2005	$73,343	$-	$-	$-	$-	$50,642	$-	$35	$124,020
Foreign currency translation adjustment	-	-	-	-	-	-	-	18	18
Equity Issued in Brawley acquisition	7,631	-	-	-	-	-	-	-	7,631
Allocation of net income for the year
ended August 26, 2006	19,719	-	-	-	-	-		-	19,719
Adjustment to fair value of minority interest	(1,351)	-	-	-	-	-	-	-	(1,351)
Partner distributions	(1,197)	-	-	-	-	-	-	-	(1,197)
Redemption of Members' Capital	(53)	-	-	-	-	-	-	-	(53)
Balance at August 26, 2006	$98,092	$-	$-	$-	$-	$50,642	$-	$53	$148,787
Foreign currency translation adjustment	-	-	-	-	-	-	-	7	7
Allocation of net income for the year
ended August 25, 2007	9,645	-	-	-	-	-	-	-	9,645
Adjustment to fair value of minority interest	(3,510)	-	-	-	-	-	-	-	(3,510)
Partner distributions	(1,743)	-	-	-	-	-	-	-	(1,743)
Redemption of Members' Capital	(12)	-	-	-	-	-	-	-	(12)
Balance at August 25, 2007	$102,472	$-	$-	$-	$-	$50,642	$-	$60	$153,174
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$9,645	$19,719	$8,639
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,451	28,667	24,487
(Gain) loss on disposal of property, plant, and equipment	(369)	(64)	703
Minority interest	7,992	16,656	8,656
Write-off of debt issuance costs	702	527	2,552
Interest rate exchange agreement	-	-	(105)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(16,495)	25,652	6,760
Due from affiliates	(1,218)	(412)	(106)
Other receivables	(2,446)	1,007	1,128
Inventories	(32,235)	(53,271)	536
Other assets	6,065	(2,863)	579
Cattle purchases payable	41	3,870	(459)
Accounts payable	661	891	2,527
Due to affiliates	99	(655)	(215)
Accrued compensation and benefits	(9,109)	4,662	1,340
Accrued insurance	(3,101)	(317)	1,625
Other accrued expenses and liabilities	(731)	387	1,200
Net cash (used in) provided by operating activities	(8,048)	44,456	59,847
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(41,765)	(34,494)	(18,208)
Acquisition of businesses, net of cash acquired	(500)	648	-
Proceeds from sale of property, plant, and equipment	802	939	1,528
Change in restricted cash for purchases of capital assets	-	-	4,610
Net cash used in investing activities	(41,463)	(32,907)	(12,070)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	19,505	3,863	(27,059)
Repayment of Brawley Beef, LLC debt	-	(52,850)	-
Borrowings under term note payable	40,000	50,000	3,594
Repayments of other indebtedness/capital leases	(2,496)	(1,067)	(428)
Proceeds from sale leaseback	10,474	-	-
Payments of notes payable and fees	(8,414)	(1,029)	(3,374)
Payments of patronage refunds/patronage notices	-	-	(957)
Cash paid for financing costs	(395)	(126)	(1,653)
Change in overdraft balances	9,781	1,763	5,818
Distributions to minority interest owners in National Beef Packing Company, LLC	(8,739)	(7,007)	(7,224)
Partnership distributions and redemptions	(1,755)	(1,250)	(1,210)
Net cash provided by (used in) financing activities	57,961	(7,703)	(32,493)
Effect of exchange rate changes on cash	7	18	22
Net increase in cash	8,457	3,864	15,306
Cash and cash equivalents at beginning of period	54,412	50,548	35,242
Cash and cash equivalents at end of period	$62,869	$54,412	$50,548
Supplemental cash disclosures:
Cash paid during the period for interest	$40,293	$29,559	$25,687
Cash paid during the period for taxes, net of refunds	$758	$176	$2,545
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$49	$8,697	$-
Issuance of equity for the acquisition of Brawley Beef, LLC	$-	$7,631	$-
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

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware Corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company (see Note 11).  Following the effective date of the merger and the statutory conversion, the business of the cooperative continues in the limited liability company form of business organization.

NBP sells its meat products to customers in the foodservice, international, further processor, and retail distribution channels. NBP also produces and sells by‑products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Brawley, California, case‑ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. NBP’s wholly-owned subsidiary, National Carriers, Inc., located in Liberal, Kansas, provides trucking services to NBP and third parties.

In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflect current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 17% of NBP’s total cattle processed in fiscal year 2007, are processed in NBP’s three processing facilities.

USPB acquires all its cattle requirements from its unitholders and associates.  Unitholders enter into Uniform Cattle Delivery and Marketing Agreements and are obligated to deliver a designated number of cattle to USPB during specified delivery periods, as defined. The original agreements were for a term of ten years; the renewal agreements carry a term of five years and have an evergreen renewal provision.  Both agreements provide for minimum quality standards, delivery variances, and termination provisions, as defined.

Cattle acquired from unitholders pursuant to the Uniform Cattle Delivery and Marketing Agreements are delivered to NBP pursuant to the Cattle Purchase Agreement.  Both agreements remain in effect under the new LLC structure.

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

Class B Interests – Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of NBP’s remaining taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B‑2 interests) issued to management of NBP are in the form of “profits interests” issued in exchange for services previously rendered. The B‑2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

 (2)      Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. Fiscal years 2007, 2006, and 2005 consisted of fifty‑two week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of August 25, 2007, the Company had cash and cash equivalents of $62.9 million.  As of August 26, 2006, the Company had cash and cash equivalents of $54.4 million.  As detailed below under Reclassifications, the Company included certain restricted cash in Other assets.  The Company also included $7.4 million of cash restricted to support a workers compensation letter of credit related to the Brawley acquisition in Other current assets at August 26, 2006.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP’s best estimate of the amount of probable returns and credit losses in NBP’s existing accounts receivable. NBP determines these allowances based on historical experience, customer conditions and management’s judgments. NBP considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectibility. As of August 25, 2007, the allowance for returns and doubtful accounts balance of $4.6 million included a $1.9 million reserve, recorded during the fourth quarter of fiscal year 2007, related to damaged goods for which settlement has not yet been finalized.

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

	August 25,	August 26,
	2007	2006
Product inventories:
Dressed and boxed meat products	$144,766	$117,712
Beef by-products	19,540	15,180
Supplies	12,938	12,117
	$177,244	$145,009

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Upon disposition of these assets, any resulting gain or loss is included in Other, net. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

The Company capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million, $0.1 million, and less than $0.1 million for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 25, 2007 and August 26, 2006 follows (dollars in thousands):

	August 25,	August 26,
	2007	2006
Land and improvements	$16,889	$17,018
Building and improvements	90,648	85,522
Machinery and equipment	222,223	195,286
Furniture and fixtures	4,812	4,477
Trailers and automotive equipment	1,428	1,346
Construction in process	36,404	27,851
Total property, plant, and equipment, at cost	372,404	331,500
Accumulated depreciation	(99,575)	(69,490)
Property, plant, and equipment, net	$272,829	$262,010

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. Effective December 30, 2004, NBP amended and restated its senior credit facility with a consortium of banks for the fourth time, additionally capitalizing $1.7 million in debt issuance costs.  This amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were expensed in other, net in the statement of operations during the fiscal year ended August 27, 2005.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Effective June 1, 2006, NBP amended and restated its fifth senior credit facility with a consortium of banks, additionally capitalizing $1.6 million in debt issuance costs.  This amendment and restatement is also within the scope of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed in other, net in the statement of operations during the fiscal year ended August 26, 2006.  On March 21, 2007, NBP amended its credit facility to increase the available credit under the facility by $50.0 million.  The term loan was increased by $40.0 million and the line of credit was increased by $10.0 million.  Additional finance and legal charges associated with the restated credit facility of less than $0.1 million were expensed in other, net in the statement of operations during the fiscal year ended August 25, 2007.

Effective July 25, 2007, NBP amended and restated its sixth senior credit facility with a consortium of banks, additionally capitalizing $0.4 million in debt issuance costs.  This sixth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the previous amended and restated credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of less than $0.1 million were expensed in other, net in the statement of operations during the fiscal year ended August 25, 2007.  The remaining costs are being amortized over the life of the related debt instruments.  Amortization of $1.0 million, $1.1 million and $1.2 million was charged to interest expense during the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively, related to these costs.  The Company had unamortized costs of $5.6 million and $7.0 million for the fiscal years ended August 25, 2007 and August 26, 2006, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard No. 142 (SFAS 142), Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $1.2 million as goodwill.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 25, 2007, management determined there was no impairment.

The amounts of goodwill are as follows (amounts in thousands):

	August 25,	August 26,
	2007	2006
Beginning balance	$79,411	$78,858
Goodwill from acquisitions during the year	-	553
Adjustment of goodwill from prior year acquisition	631	-
Ending balance	$80,042	$79,411

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts of other intangibles assets are as follows (amounts in thousands):

		August 25, 2007		August 26, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer Relationships	8.3 years	$15,435	$7,214	$15,400	$5,276

Intangible assets not subject to amortization:
Trademarks	indefinite	20,438	-	20,438	-

Total intangible assets		$35,873	$7,214	$35,838	$5,276

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 25, 2007, management determined there was no impairment.

For the fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005, NBP recognized $1.9 million, $1.9 million, and $1.6 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of August 25, 2007, for each of the next five years and thereafter:

(amounts in thousands)

2008(1)	$2,132
2009	2,092
2010	1,951
2011	258
2012	256
Thereafter	$1,532

(1) FYE 2008 consists of 53 weeks.

Overdraft Balances

The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances is reflected in financing activities on the statement of consolidated cash flows.  Overdraft balances of $73.7 million and $63.9 million were included in trade accounts and cattle purchases payables at August 25, 2007 and August 26, 2006, respectively.

Self‑Insurance

NBP is self‑insured for certain losses relating to worker’s compensation, automobile liability, general liability, and employee medical and dental benefits. NBP has purchased stop‑loss coverage in order to limit its exposure to any significant levels of claims. Self‑insured losses are accrued based upon NBP’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP’s historical experience rates.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan, Seoul, South Korea and Beijing, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, it was not taxed on amounts of patronage and nonpatronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts were instead taxed directly to the patrons. If the Company had not been an exempt cooperative prior to August 29, 2004 and was also not entitled to be taxed under Subchapter T, its income would have been taxed to the Company similar to a corporation and the patrons would have been taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Under Subchapter T, non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of passed through to the patrons in the form of a patronage dividend.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that it was an exempt cooperative under Section 521 of the Internal Revenue Code prior to August 29, 2004.  In addition, even if the Company was not an exempt cooperative prior to August 29, 2004, management continues to believe that its non-patronage source income, if any, was incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB recognized tax expense in its fiscal year 2004 consolidated financial statements on a portion of its earnings for periods from August 6, 2003 to August 29, 2004 (date of conversion to an LLC) to provide for such potential recharacterization of income from patronage-source to non-patronage source, which may be asserted by the Internal Revenue Service.

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

The provision for income taxes for NBP is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the difference between the final statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and thus included in the consolidated financial statements of NBP.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short‑term trade receivables and payables, approximate their fair values due to the short‑term nature of the instruments. At August 25, 2007, the Senior Notes had a carrying value of $160.0 million and a fair value of $164.4 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank. The carrying value of other debt also approximates its fair value at August 25, 2007, as substantially all such debt has a variable interest rate.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Revenue Recognition

NBP recognizes revenue from the sale of products upon delivery to customers.  National Carriers, Inc. recognizes revenue when shipments are complete.

Selling, General, and Administrative

Selling expenses consist primarily of salaries, unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general, and administrative costs consist of aggregated expenses for USPB and NBP.

Shipping Costs

Pass‑through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $3.3 million in fiscal year 2007, $3.0 million in fiscal year 2006, and $2.5 million in fiscal year 2005.

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

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

 The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 25, 2007 and August 26, 2006 is not significant.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2007 presentations.  Included in Other Assets at August 25, 2007, August 26, 2006, August 27, 2005, and August 28, 2004 was $4.2 million, 4.0 million, $3.9 million, and $8.3 million, respectively, of cash restricted to Industrial Revenue Bond (IRB) approved expenditures.  The cash restricted to the IRB expenditures was previously classified as cash and cash equivalents and has been reclassified to other assets on the consolidated balance sheets and on the consolidated statements of cash flows.  There was no impact on net income; however, net cash provided by operating activities decreased by $0.1 million for both fiscal years 2006 and 2005, and net cash used in investing activities decreased by $4.6 million for fiscal year 2005, on the consolidated statements of cash flows as a result of the reclassifications.

Earnings Per Unit

Prior to the conversion from a cooperative to an LLC, per share data had been omitted because, under the cooperative structure, earnings of the Company were distributed as patronage dividends to members and associate members, those who leased delivery rights from shareholders, based on the level of business conducted with the Company as opposed to a common shareholder’s proportionate share of underlying equity in the Company.  Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings Per Linked Unit Calculation

(In thousands, except unit and per unit data)	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
Basic earnings per unit:
Income available to unitholders (numerator)	$9,645	$19,719	$8,639

Weighted average outstanding units (denominator)	735,455	702,843	691,845

Per unit amount	$13.11	$28.06	$12.49

Diluted earnings per unit:
Income available to unitholders (numerator)	$9,645	$19,719	$8,639

Weighted average outstanding units	735,455	702,843	691,845
Effect of dilutive securities - unit options	11,612	12,542	13,218
Units (denominator)	747,067	715,385	705,063

Per unit amount	$12.91	$27.56	$12.25

(3)       New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to address uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 in the first quarter of fiscal year 2008.  We have evaluated the impact it will have on our consolidated financial statements and expect that it will not be material.  As a result of the adoption, tax reserves in the amount of approximately $0.5 million are expected to be reversed ((for further information, see Note 9 Income Taxes to our consolidated financial statements included in Item 8 of this report).

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron-curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” as the SEC now requires quantification of errors under both the iron-curtain and the roll-over methods.  SAB 108 was adopted by the Company during the first quarter of fiscal year 2007.  The adoption of SAB 108 did not have any effect on the Company’s financial position, net earnings or prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (4)      Acquisitions

On May 19, 2006, USPB’s majority owned subsidiary, NBP, entered into a Contribution Agreement (Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC is a newly formed limited partnership, formed for the purpose of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A and 44,160 new Class B units at an aggregate fair value of approximately $7.6 million. Under a separate unit exchange agreement between USPB and NBP, USPB then exchanged these units of NBC with NBP for 5,899,297 Class A nonvoting units, at a price per unit of $1.00, and 664,475 Class B-1 voting units, at an approximate price per unit of $2.61, or an aggregate value of approximately $7.6 million. As a result, USPB’s ownership interest in the Company’s Class B voting units increased to 54.76%.  The acquisition was accounted for using the purchase method.

Adjustments reducing the purchase price by $1.3 million were made during the first quarter of fiscal year 2007 based on changes in the working capital and debt of Brawley Beef determined as of the closing date. The effective date for this acquisition was May 30, 2006.

Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC’s Brawley facility, annually.

Under the terms of the Agreement, Brawley Beef makes customary covenants, representations and warranties and agreed to indemnify NBC, NBP and USPB for breaches of these representations and warranties. Brawley Beef can satisfy these indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its Class A and Class B USPB units at $165 per unit. In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Agreement. Brawley Beef’s obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members.  In connection with acquisition of Brawley Beef, LLC, during fiscal year 2006, intangible assets associated with customer relationships were identified and valued by an independent third party at approximately $2.4 million at acquisition and will be amortized on a straight-line basis over 15 years.

NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006 for $1.5 million.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free from cattle that are 20 months of age and younger.  In connection with this acquisition, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill and $0.1 million of intangible assets.  Also in connection with the Vintage acquisition, if certain future net sales margin target levels are achieved, potential additional consideration will be payable, up to the maximum amounts of $0.5 million, $0.6 million and $0.6 million, respectively, for the fiscal years 2007, 2008 and 2009.  During the fourth quarter of fiscal year 2007, $0.5 million was paid based on the net sales margin target level being achieved and the transaction was recorded as additional goodwill.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 In connection with acquisitions of Vintage Foods, L.P. and Rains Agency, a transportation company acquired for $0.6 million by National Carriers, Inc. during fiscal year 2006, intangible assets were identified from each acquisition and separately valued by an independent third party.  As a result of these valuations, intangible assets of approximately $1.7 million associated with customer relationships were recorded and are being amortized on a straight-line basis over a range of four to 12 years.  Also in connection with the Rains acquisition, if certain future contingent objectives are achieved, potential additional consideration will be payable in amounts of approximately $0.1 million for the fiscal year 2008.  During fiscal year 2007, $0.3 million was paid based on the achievement of certain objectives and was recorded as an intangible asset.

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

(in millions)
Current assets	$46.3
Property, plant, and equipment	34.5
Intangibles	2.4
Total assets acquired	83.2

Current liabilities, including current maturities	(13.4)
Long-term debt	(61.3)
Total liabilities assumed	(74.7)

Net assets acquired	$8.5

 Had the acquisition of Brawley Beef occurred at the beginning of fiscal year 2005, unaudited pro forma revenue and earnings would have been $5.0 billion and $9.9 million, respectively, for fiscal year 2006 and $4.8 billion and $1.1 million, respectively, for fiscal year 2005.

(5)       Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements to finance the Acquisition described in Note 1 and to provide liquidity to operate the business on a going forward basis.  As of August 25, 2007 and August 26, 2006, debt consisted of the following (dollars in thousands):

	August 25,	August 26,
	2007	2006
Short-term debt:
Current portion of long-term debt (term loan) (a)	$1,030	$1,030
Current portion of long-term debt (term loan) (b)	-	-
Current portion of capital lease obligations (e)	3,391	2,370
	$4,421	$3,400
Long-term debt:
Term loan facility, net of current portion (a)	$3,089	$4,119
Term loan facility, net of current portion (b)	202,616	170,000
Senior Notes (c)	160,000	160,000
Industrial Development Revenue Bonds (d)	20,665	20,665
Revolving credit facility (b)	38,368	18,864
Long-term capital lease obligations and other (e)	13,806	6,848
	$438,544	$380,496
Total debt	$442,965	$383,896

            (a)   CoBank Term Debt

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Effective July 19, 2006, USPB amended the CoBank term debt agreement to cause distributions that are made in excess of the amount allowed (Excess Distribution) to be deducted from the amount which could otherwise be distributed to its members for the subsequent periods until the Excess Distribution has been fully deducted.

The debt agreement with CoBank contains certain covenants which require, among other things: reporting requirements, a minimum working capital reserve, a minimum debt service coverage ratio, a minimum net worth, restrictions on transactions with related parties and restrictions on dividend payments. The Company was in compliance with all CoBank debt covenants as of August 25, 2007. The debt is secured by USPB’s interest in NBP.

The Company’s rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at August 25, 2007, August 26, 2006 and August 27, 2005. CoBank term debt is payable in equal quarterly installments with final payment due in July 2011, bearing interest at the LIBOR index plus a rate margin based on an NBP leverage ratio, adjusted quarterly (7.86% at August 25, 2007, 8.01% at August 26, 2006, and 6.01% at August 27, 2005).

            (b)   Senior Credit Facilities

 Effective July 25, 2007, the Company amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  A non-use fee is payable quarterly on the daily average unused amount of the revolving credit facility.

Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million as depicted in the table below:

Borrowing Base Availability Level	Average Amount of Borrowing Base Availability	LIBOR Rate Line of Credit Loan	LC Fees	Non-Use Fee

Level 1	Greater than or equal to $150.0 million	1.25%	1.25%	0.375%

Level 2	Less than $150.0 million, but greater than or equal to $50.0 million	1.50%	1.50%	0.250%

Level 3	Less than $50.0 million	1.75%	1.75%	0.250%

As of August 25, 2007 and August 26, 2006, the interest rate for the revolving loan was equal to 6.95% and 8.75%, respectively.

The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00 as depicted in the table below:

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Financial Performance Level	Funded Debt to EBITDA Ratio	Base Rate Advance on Term Loan	LIBOR Rate Term Loan

Level 1	Greater than or equal to 3.50 to 1.00	0.25%	2.00%

Level 2	Less than 3.50 to 1.00	0.00%	1.75%

As of August 25, 2007 and August 26, 2006, the interest rate for the term loan was equal to 7.32% and 8.0625%, respectively.

Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP’s and certain of its domestic wholly-owned subsidiaries’ assets. The borrowing base consists of percentages of NBP’s eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 25, 2007, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $38.4 million, outstanding letters of credit of $52.4 million and available borrowings of $109.2 million based on the most restrictive financial covenant calculations.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base at August 25, 2007 are 90% on eligible accounts and 70% on eligible inventory.  As of August 25, 2007, the Company had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

The borrowings under the revolving loan are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is partially due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All remaining outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

The amended and restated credit facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants, including without limitation, restrictions on the following:  distributions, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.

The amended and restated credit facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, the failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NBP’s net capital expenditures are limited to $50.0 million in fiscal year 2008 and in each fiscal year thereafter throughout the term of the credit agreement.

(c)   Senior Notes

On August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP.  The Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount during the twelve-month period commencing August 1, 2007 and August 1, 2008. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP’s restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

As of August 25, 2007, NBP was in compliance with all covenants associated with the Senior Notes.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations.  Pursuant to capital lease agreements, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 3.4% in 2006 and 2.3% in 2005. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

 An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP’s behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly.  The average per annum interest rate for this series of bonds for fiscal year 2007 was $3.7%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.  Because these bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations.

            (e)   Capital and Operating Leases

NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef, LLC acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at August 25, 2007, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
	(dollars in thousands)
For the fiscal years ended August:
2008	$4,474	$13,424
2009	4,925	10,736
2010	2,887	7,821
2011	1,659	3,273
2012	1,659	1,150
Thereafter	4,569	61
Net minimum lease payments	$20,173	$36,465
Less amount representing interest	(3,176)
Present value of net minimum lease payments	$16,997

Rent expense associated with operating leases was $14.1 million, $10.9 million and $10.6 million, for fiscal years 2007, 2006 and 2005, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

(f)    Utilities Commitment

Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP eleven miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million, $1.2 million and $0.8 million was paid in fiscal years 2007, 2006 and 2005, respectively.  Payments under the commitment will be $1.4 million in each of fiscal years 2008 and 2009, $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011 and 2012, with the remaining balance of $9.8 million to be paid in subsequent years.

Additinally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities.   NBP’s estimated cattle commitments as of August 25, 2007 were $97.2 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 25, 2007, are as follows:

2008	$4,421
2009	5,333
2010	9,303
2011	162,325
2012	39,745
After 2013	221,838
$442,965

(6)       Interest Rate Exchange Agreement

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 31, 2002, the notional amount of the interest rate exchange agreement was realigned with the principal balance of the debt obligation, effectively fixing the interest rate on approximately $9.1 million of the variable rate debt to a fixed rate of 6.153% plus the applicable rate margin (Note 5). The rate margin was 2.50% at August 27, 2005. As a result of this development, the Company designated the revised interest rate exchange agreement as a hedge of its forecasted variable rate interest payments and determined the hedge would continue to be highly effective in accordance with SFAS No. 133.  In 2003, the Company recorded the change in the fair value of its interest rate swap as an increase to equity through Accumulated Other Comprehensive Income (AOCI), rather than as other income.  In 2004, the balance in the AOCI of $256,430 was adjusted to recognize the fair value of the interest rate swap as other income and current year changes in the fair value of the remaining notional amount of the exchange agreement were charged to operations in accordance with SFAS No. 133.  Changes in the fair value were charged to operations.  This interest rate exchange agreement expired on January 3, 2005 and at this time the Company does not anticipate entering into another interest rate exchange agreement.

(7)       Employee Compensation and Benefits

The cooperative had established a phantom stock option plan which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the Conversion, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  During this period when unitholders of USPB are required to transfer each Class A unit with a corresponding Class B unit, a phantom Class A unit cannot be exercised without a corresponding Class B unit being exercised.  The Company recognizes compensation expense for the difference between the weighted average transfer price of the last 20,000 non-conditional trades and the $55 exercise price.  A reduction in compensation expense of $0.6 million and $0.2 million was recognized for the fiscal years ended August 25, 2007 and August 26, 2006, respectively, and $0.3 million in compensation expense was recognized for the year ended August 27, 2005.

The Company maintains a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering its non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.7 million, $0.6 million, and $0.7 million for the fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005, respectively.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million, $0.6 million and $0.6 million for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 Postretirement Benefits— Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.2 million, $0.2 million and $0.1 million, for fiscal years 2007, 2006 and 2005, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 25, 2007 is a rate of 9% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6%.  The unfunded accumulated benefit obligation was $1.9 million and $2.1 million at August 25, 2007 and August 26, 2006, respectively, and has been recorded as a liability in the financial statements.  A reduction in participants and a reduction in premiums resulting from Medicare changes necessitated a reduction in the unfunded benefit obligation of $1.4 million in fiscal year 2006.  This reduction was included in other, net in the consolidated statement of operations during the fiscal year ended August 26, 2006.

 (8)      Other Income

Other non-operating income, net was $1.5 million in the fiscal year 2007 and $3.4 million in the fiscal year 2006 while other non-operating expense was $2.4 million in fiscal year 2005.    Other non-operating income, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies – Debt Issuance Costs, adjustments to post-retirement benefits costs as discussed in Note 7. Employee Compensation and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies – Property, Plant, and Equipment and disclosed on the consolidated statements of operations.

 (9)      Income Taxes

Income tax expense includes the following current and deferred provisions (dollars in thousands):

		Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Current provision:
Federal	$1,098	$2,198	$1,339
State	227	437	388
Foreign	16	12	12
Total current tax expense	1,341	2,647	1,739

Deferred provision:
Federal	509	(909)	263
State	90	(166)	48
Foreign	-	-	-
Total deferred tax expense	599	(1,075)	311

Total income tax expense	$1,940	$1,572	$2,050

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Year Ended
	August 25,	August 26,	August 27,
	2007	2006	2005
Computed “expected” income tax expense	$4,055	$7,452	$3,741
Passthrough income	(2,068)	(6,118)	(2,076)
State taxes, net of federal	210	179	288
Adjustment of deferred taxes upon conversion to an LLC	-	-	1,375
Change in valuation allowance upon conversion to an LLC	-	-	(1,375)
Other	(257)	59	97
Total income tax expense	$1,940	$1,572	$2,050

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 25, 2007 and August 26, 2006 are presented below (dollars in thousands):

Deferred tax assets:	August 25, 2007	August 26, 2006
Accounts receivable, due to allowance for doubtful accounts	$122	$181
Intangible assets	102	40
Self-insurance and workers compensation accruals	1,611	2,355
Total gross deferred tax assets	1,835	2,576
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation	402	544
Total gross deferred tax liabilities	402	544
Net deferred tax assets	$1,433	$2,032

 Net deferred tax assets and liabilities at August 25, 2007 and August 26, 2006 are included in the consolidated balance sheet as follows (dollars in thousands):

	August 25,	August 26,
	2007	2006
Other current assets	$1,835	$2,576
Other liabilities	402	544
	$1,433	$2,032

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets associated with National Carriers, Inc., a taxable subsidiary.  Accordingly, no valuation allowance was provided at August 25, 2007 and August 26, 2006.

Subchapter T of the Internal Revenue Code sets forth rules for the tax treatment of cooperatives and applies both to cooperatives exempt from tax under Section 521 of the Internal Revenue Code and to nonexempt cooperatives. Prior to August 29, 2004, the Company operated as an exempt cooperative. As an exempt cooperative, it was not taxed on amounts of patronage and nonpatronage source income withheld from its patrons in the form of qualified per-unit retains or on amounts distributed to its patrons in the form of Qualified Written Notices of Allocation. Such amounts were instead taxed directly to the patrons. If the Company had not been an exempt cooperative prior to August 29, 2004 and was also not entitled to be taxed under Subchapter T, its income would have been taxed to the Company similar to a corporation and the patrons would have been taxed when and if dividends are distributed. The characterization of income as patronage or non-patronage source income is subject to challenge by the Internal Revenue Service. Under Subchapter T, non-patronage source income, if deemed more than incidental, is subject to tax at the entity level instead of passed through to the patrons in the form of a patronage dividend.  Notwithstanding the acquisition of a controlling interest in NBP on August 6, 2003, management continues to believe that it was an exempt cooperative under Section 521 of the Internal Revenue Code prior to August 29, 2004.  In addition, even if the Company was not an exempt cooperative prior to August 29, 2004, management continues to believe that its non-patronage source income, if any, was incidental and would vigorously defend any such challenge by the Internal Revenue Service. However, USPB recognized tax expense in its fiscal year 2004 consolidated financial statements on a portion of its earnings for periods from August 6, 2003 to August 29, 2004 (date of conversion to an LLC) to provide for such potential recharacterization of income from patronage-source to non-patronage source, which may be asserted by the Internal Revenue Service.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company will adopt FIN 48 in the first quarter of fiscal year 2008.  We have evaluated the impact it will have on our Consolidated Financial Statements and expect that it will not be material.  As a result of the adoption, tax reserves relating to the potential recharacterization of income from patronage sourced to non-patronage sourced in the amount of approximately $0.5 million are expected to be reversed.

 (10)   Related Party Transactions

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During the fiscal year ended August 25, 2007 USPB and its unitholders and associates provided approximately 17% of NBP’s cattle requirements. During the fiscal years ended August 26, 2006 and August 27, 2005, USPB provided approximately 18 and 19%, respectively, of NBP’s cattle requirements.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At August 25, 2007 and August 26, 2006, the Company had payables to unitholders, which were primarily related to the return of nondelivery penalties, in the amount of $0.6 million and $0.5 million, respectively. At August 25, 2007 and August 26, 2006, the Company had receivables from unitholders, which were primarily related to non-delivery penalties, in the amount of $0.2 million and $0.7 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.  At August 25, 2007 and August 26, 2006, the amounts due from Beef Products, Inc., which is an affiliate of NBPCo. Holdings, were approximately $4.4 million and $2.7 million, respectively.  At August 25, 2007 and August 26, 2006, the amount due to Beef Products, Inc. for both years was approximately $0.4 million.

In October 2003, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2007, NBP paid $0.8 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year 2007, NBP paid $0.8 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (11)    Capital Shares and Equities

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

Class A Interests.  Holders of Class A interests are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of the Company’s net cash flow when declared by the board of directors; to participate in the distribution of the Company’s assets in accordance with their positive capital account balances if the Company dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of the Company’s Class A unitholders.  Holders of Class A interests are committed under Uniform Cattle Delivery and Marketing Agreements to deliver one head of cattle to the Company annually for each unit held.

Class B Interests.  Holders of Class B interests are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of the Company’s net cash flow when declared by the board of directors; to participate in the distribution of the Company’s assets in accordance with their positive capital account balances if the Company dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of the Company’s Class B unitholders.  Holders of Class B interests have no cattle delivery commitment.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

For purposes of patronage refunds, current year earnings were determined in accordance with federal income tax regulations. For the year ended August 28, 2004, 45.12% of current year earnings were distributed in cash and the remaining 54.88% was distributed in equities.

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
$26,375

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earned surplus consisted of foreign sales income not distributed, the net loss incurred during the Company’s development stage (prior to December 1, 1997) and corporate subsidiaries.

 (12)    Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests using the interest method. At August 26, 2006, the minority interest in National Beef, included in the minority interest in the accompanying Consolidated Balance Sheet, was revalued by an independent appraisal process, and the value was determined to be $72.1 million which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest increased by approximately $3.5 million through accretion during the fiscal year ended August 25, 2007, resulting in the $76.9 million carrying value, which is included in the accompanying Consolidated Balance Sheet as of August 25, 2007.

 (13)    Legal Proceedings

Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The other defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit. The plaintiffs did not appeal the verdict for the Company but no final judgment will be entered until after the appeal is decided.

The Company's wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Customer Concentration

In the fiscal year ended August 25, 2007, one customer with its consolidated subsidiaries represented 6.8% of total sales, with no other customer representing more than 3.6% of total sales.  In the fiscal year ended August 26, 2006, one customer with its consolidated subsidiaries represented 7.9% of total sales, with no other customer representing more than 3.0% of total sales. In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented approximately 7.0% of total sales with no other single customer representing more than 3.7% of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005 of approximately $561.9 million, $309.7 million and $295.2 million, respectively. No single country accounted for more than 4% of total sales. The amount of assets maintained outside the United States of America is not material.

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

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, South Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 10%, 7%, 7%, and 10% of total net sales in fiscal years 2004, 2005, 2006, and 2007, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

(16)     Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2007 and 2006 is set forth below (dollars in thousands, except per unit data):

		Operating	Net	Basic	Diluted
		Income	Income	Earnings Per	Earnings Per
	Net sales	(Loss)	(Loss)	Linked Unit	Linked Unit
2007 quarterly results:
November 25, 2006	$1,273,025	$(15,360)	$(13,075)	$(17.78)	$(17.78)
February 24, 2007	1,313,319	7,026	(1,616)	$(2.20)	$(2.20)
May 26, 2007	1,479,676	22,575	7,035	$9.57	$9.42
August 25, 2007	1,512,513	41,774	17,301	$23.53	$23.16
	$5,578,533	$56,015	$9,645

2006 quarterly results:
November 26, 2005	$1,095,738	$(4,792)	$(6,401)	$(9.25)	$(9.25)
February 25, 2006	1,080,026	(6,778)	(7,607)	$(11.00)	$(11.00)
May 27, 2006	1,134,514	31,493	12,908	$18.66	$18.33
August 26, 2006	1,325,752	46,002	20,819	$28.29	$27.85
	$4,636,030	$65,925	$19,719