Form 10-Q
period 2007-11-24
U. S. Premium Beef, LLC
filed 2008-01-08
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2007
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

The registrant’s units are not traded on an exchange or in any public market.  As of December 29, 2007, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	November 24,	August 25,
Assets	2007	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$53,720	$62,869
Accounts receivable, less allowance for returns and doubtful accounts
of $4,400 and $4,642, respectively	174,961	189,728
Due from affiliates	4,206	4,609
Other receivables	9,931	8,389
Inventories	189,258	177,244
Other current assets	14,769	14,144
Total current assets	446,845	456,983
Property, plant, and equipment, at cost	383,950	372,404
Less accumulated depreciation	(107,865)	(99,575)
Net property, plant, and equipment	276,085	272,829
Goodwill	80,042	80,042
Other intangible assets, net of accumulated amortization
of $7,737 and $7,214, respectively	28,243	28,659
Other assets	9,593	10,104
Total assets	$840,808	$848,617

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$4,543	$4,421
Cattle purchases payable	79,604	62,995
Accounts payable - trade	72,822	60,257
Due to affiliates	122	977
Accrued compensation and benefits	15,167	18,785
Accrued insurance	14,873	14,550
Other accrued expenses and liabilities	17,590	11,757
Distributions payable	254	2,708
Total current liabilities	204,975	176,450
Long-term liabilities:
Long-term debt, excluding current installments	427,411	438,544
Other liabilities	2,384	2,559
Total long-term liabilities	429,795	441,103
Total liabilities	634,770	617,553
Minority interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	66,315	77,890
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units
authorized, issued and outstanding	89,016	102,472
Patronage notices	50,642	50,642
Accumulated other comprehensive income	65	60
Total capital shares and equities	139,723	153,174
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$840,808	$848,617

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006
	(unaudited)	(unaudited)

Net sales	$1,398,102	$1,273,025

Costs and expenses:
Cost of sales	1,393,692	1,269,925
Selling, general, and administrative expenses	11,659	10,434
Depreciation and amortization	8,829	7,868
Total costs and expenses	1,414,180	1,288,227

Operating loss	(16,078)	(15,202)

Other income (expense):
Interest income	528	557
Interest expense	(9,220)	(9,349)
Minority owners' interest in net loss of National Beef
Packing Company, LLC	11,390	11,097
Minority owners' interest in net income of Kansas City
Steak Company, LLC	(25)	(52)
Equity in loss of aLF Ventures, LLC	(25)	(29)
Other, net	267	131
Loss before taxes	(13,163)	(12,847)

Income tax expense	(549)	(228)
Net loss	$(13,712)	$(13,075)

Net loss per Class A and Class B linked unit:
Basic	$(18.65)	$(17.78)
Diluted	$(18.65)	$(17.78)

Outstanding weighted-average Class A and Class B linked units:
Basic	735,385	735,505
Diluted	735,385	735,505

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)
	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(13,712)	$(13,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,829	7,868
(Gain) losss on disposal of property, plant, and equipment	(2)	27
Minority interest	(11,373)	(11,045)
Changes in assets and liabilities:
Accounts receivable	14,767	9,001
Due from affiliates	403	792
Other receivables	(1,542)	1,321
Inventories	(12,014)	6,298
Other assets	(229)	(1,649)
Cattle purchases payable	6,679	4,604
Accounts payable	2,520	(2,933)
Due to affiliates	(855)	(492)
Accrued compensation and benefits	(3,618)	(13,124)
Accrued insurance	323	109
Other accrued expenses and liabilities	6,124	2,264
Net cash used in operating activities	(3,700)	(10,034)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(11,558)	(9,931)
Proceeds from sale of property, plant, and equipment	6	55
Net cash used in investing activities	(11,552)	(9,876)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(9,648)	15,536
Payments of term notes payable	(257)	(258)
Repayments of other indebtedness / capital leases	(1,106)	(823)
Change in overdraft balances	19,975	13,184
Distributions to minority interest owners in National Beef Packing Company, LLC	(2,866)	(5,039)
Net cash provided by financing activities	6,098	22,600
Effect of exchange rate changes on cash	5	8
Net (decrease) increase in cash	(9,149)	2,698
Cash and cash equivalents at beginning of the period	62,869	58,434
Cash and cash equivalents at end of the period	$53,720	$61,132
Supplemental cash disclosures:
Cash paid during the period for interest	$5,428	$7,123
Cash paid during the period for taxes, net of refunds	$525	$53
Supplemental non-cash disclosures of investing and financing activities:
Receivable for final Brawley purchase price adjustment	$-	$1,302

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 25, 2007.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation, as further discussed in the most recent Annual Report on Form 10-K.

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

(2) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

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

(3) Inventories

Inventories at November 24, 2007 and August 25, 2007 consisted of the following (in thousands):

	November 24, 2007	August 25, 2007

Dressed and boxed meat products	$155,410	$144,766
Beef by-products	18,584	19,540
Supplies	15,264	12,938
Total inventories	$189,258	$177,244

(4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended November 24, 2007	13 weeks ended November 25, 2006
Net loss	$(13,712)	$(13,075)
Other comprehensive income:
Foreign currency translation adjustments	5	8
Comprehensive loss	$(13,707)	$(13,067)

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At November 24, 2007, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $66.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $0.2 million through accretion during the thirteen weeks ended November 24, 2007, resulting in a carrying value of $65.3 million, which is included in the accompanying Consolidated Balance Sheet as of November 24, 2007.

(6) Income Taxes

On August 26, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classifications, interest and penalties, accounting in interim periods, disclosures and transition.  As a result of the adoption, tax reserves in the amount of approximately $0.5 million were reversed.

Prior to the adoption of FIN 48, the Company did not recognize accrued interest or penalties on uncertain tax positions.  Should the Company be required to accrue interest and penalties in the future, it will likely record the interest accrual to interest expense and record the penalties accrual to selling, general and administrative expense.  As of August 26, 2007, the Company did not have any amounts recorded for accrued interest and penalties on uncertain tax positions.

The Company’s subsidiary, National Carriers, Inc. (NCI), has concluded an examination of its U.S. federal income taxes for fiscal year 2005.  Based on federal income tax statute of limitations, NCI remains subject to examination of its income taxes for fiscal years 2006 and 2007. USPB does not currently have any ongoing income tax examinations with the Internal Revenue Service or other tax authorities.

(7) Legal Proceedings

Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The other defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit. The appeal was argued on November 14, 2007.  No decision has been made.  The plaintiffs did not appeal the verdict for the Company but no final judgment will be entered until after the appeal is decided.

The Company’s wholly owned subsidiary, NCI, has various independent contractor drivers who are involved in accidents from time to time.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The Company is also a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

(8) Earnings Per Unit

Basic earnings per unit (EPU) excludes dilution and is computed by dividing income or loss available to unitholders by the weighted-average number of linked Class A and Class B units outstanding for the period.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the Board of Directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

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

The diluted loss per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the 13 week period ending November 24, 2007 and November 25, 2006, respectively, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Loss Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 weeks ended November 24, 2007	13 weeks ended November 25, 2006
	(unaudited)	(unaudited)
Basic loss per unit
Loss available to unitholders (numerator)	$(13,712)	$(13,075)

Weighted average outstanding units (denominator)	735,385	735,505

Per unit amount	$(18.65)	$(17.78)

Diluted loss per unit
Loss available to unitholders (numerator)	$(13,712)	$(13,075)

Weighted average outstanding units	735,385	735,505
Effect of dilutive securities - unit options	-	-
Units (demoninator)	735,385	735,505

Per unit amount	$(18.65)	$(17.78)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the acquisition of the processing facility in Brawley, CA.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A. Business of the Company’s Annual Report for the year ended August 25, 2007 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

The cattle herd in the United States (U.S.) remains in a no-growth phase.  Following the drought of 2006 in the central region of the U.S., an extreme dryness in the southeastern region of the U.S. resulted in cow herd liquidation in the southeastern region during 2007.  Retention of females to replenish and grow the U.S. cattle herd remains slow, resulting in long-term cattle supplies that show no appreciable sign of growth in overall fed cattle supplies over the next two to three years.  Meanwhile, cattle on feed supplies have returned to approximately the same level as the same time last year. Anticipated higher live cattle weights should support expectations for year over year beef production gains during the first half of 2008 before trending back below 2007 levels for the remainder of 2008.

Recent Developments

            Negotiations for the Collective Bargaining Agreement with the United Food and Commercial Workers Union, Local 2, for the Liberal, Kansas facility, to replace the prior agreement that expired on December 16, 2007, were completed in December 2007.  The newly ratified agreement provides for a five-year term expiring in December 2012.  The new agreement includes changes in wages and benefits that allow us to continue to be cost competitive within the beef industry while ensuring the ability to attract and retain employees.

Beef Export Markets

            Export markets for U.S. beef products remain significantly constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as several other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  In September 2006, South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger; however, restrictions imposed with the reopening have prompted further border closings from time to time.  These constraints and uncertainties have had a negative impact on beef margins.

The Company cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Results of Operations

Thirteen weeks ended November 24, 2007 compared to thirteen weeks ended November 25, 2006

General.  Net loss for the thirteen weeks ended November 24, 2007 was $13.7 million compared to net loss of $13.1 million for the thirteen weeks ended November 25, 2006, an increased loss of $0.6 million.  Sales and cost of sales were both higher in the thirteen weeks ended November 24, 2007 than those of the prior year period primarily due to an increase of approximately 5.9% in the number of cattle processed, higher live cattle prices that were approximately 4.9% more and heavier cattle at average weights 0.8% more than the same period of fiscal year 2007.

Although sales increased by approximately 9.8% compared to the same period in the prior year, cost of sales also increased by approximately 9.8%, along with an approximate 12.5% increase in selling, general, and administrative expenses and an approximate 11.4% increase in depreciation expense, resulting in an increase in operating loss of $0.9 million.  The increase in cost of sales was primarily due to an increase in cattle processed at live cattle prices that were approximately 4.9% higher and cattle weighing an average of 0.8% more than the same period in the prior year.  Total costs and expenses of $1,414.2 million and $1,288.2 million for the thirteen weeks ended November 24, 2007 and November 25, 2006, respectively, were 101.2% as a percent of sales for both periods.

Net Sales.  Net sales were $1,398.1 million for the thirteen weeks ended November 24, 2007 compared to $1,273.0 million for the thirteen weeks ended November 25, 2006, an increase of $125.1 million or 9.8%.  The increase in net sales principally resulted from an approximate 5.9% increase in the number of cattle processed during the thirteen weeks ended November 24, 2007.

Cost of Sales.  Cost of sales was $1,393.7 million for the thirteen weeks ended November 24, 2007 compared to $1,269.9 million for the thirteen weeks ended November 25, 2006, an increase of $123.8 million or 9.8%.  The increase was a result of a combination of increased cattle processing of approximately 5.9%, higher live cattle prices that were approximately 4.9% more and heavier cattle at average weights 0.8% more than the same period of fiscal year 2007.  The 4.9% increase in cattle prices for this period resulted from a continued tight supply of market-ready cattle.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $11.7 million for the thirteen weeks ended November 24, 2007 compared to $10.4 million for the thirteen weeks ended November 25, 2006, an increase of $1.3 million or 12.5%.  The increase reflects an increase in payroll and related expenses of approximately $0.7 million, an increase in marketing and advertising expense of approximately $0.3 million, an approximate $0.3 million increase in legal fees, an approximate $0.1 million increase in dues and subscription expense, and an increase in travel expenses of approximately $0.1 million, which were offset by a decrease of approximately $0.2 million in bad debt expense and a decrease in repairs and maintenance expense of approximately $0.2 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.8 million for the thirteen weeks ended November 24, 2007 compared to $7.9 million for the thirteen weeks ended November 25, 2006, an increase of $0.9 million or 11.4%.  Most of the increase was due to increased depreciation expense resulting from assets being placed into service, primarily at the Dodge City and Brawley beef plants, during fiscal year 2007.

Operating Loss.  An operating loss of $16.1 million was incurred for the thirteen weeks ended November 24, 2007 compared to an operating loss of $15.2 million for the thirteen weeks ended November 25, 2006, an increased loss of $0.9 million or 5.9%.  The increase resulted primarily from a lower sales volume at our portion control meat facility.

Interest Expense.  Interest expense was $9.2 million for the thirteen weeks ended November 24, 2007 compared to $9.3 million for the thirteen weeks ended November 25, 2006, a slight decrease of $0.1 million or 1.1%.  The decrease in interest expense during the thirteen weeks ended November 24, 2007 as compared to the same period in fiscal year 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 53 basis points, during the thirteen weeks ended November 24, 2007 as compared to the same period in fiscal year 2007.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt outstanding of approximately $38.0 million at November 24, 2007 as compared to November 25, 2006.

Income Tax Expense.  Income tax expense was $0.5 million for the thirteen weeks ended November 24, 2007 compared to $0.2 million for the thirteen weeks ended November 25, 2006.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a Subchapter C Corporation.

Liquidity and Capital Resources

As of November 24, 2007, we had net working capital of $241.8 million, which included $0.3 million in distributions payable, and cash and cash equivalents of $53.7 million.  As of August 25, 2007 we had net working capital of $280.5 million, which included $2.7 million in distributions payable, and cash and cash equivalents of $62.9 million.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility.

As of November 24, 2007, we had $432.0 million of long-term debt, of which $4.5 million was classified as a current liability.  As of November 24, 2007, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $28.7 million, outstanding letters of credit of $55.3 million and available borrowings of $116.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under the amended and restated credit facility have funded working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of November 24, 2007.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $20.7 million, a term loan with CoBank, of which approximately $3.9 million was outstanding, and capital leases and other obligations of $16.1 million as of November 24, 2007.

NBP believes that available borrowings under its amended and restated credit facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP is authorized to purchase up to $50.0 million of its outstanding Senior Notes from time to time in accordance with the limits imposed under the amended and restated credit facility.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of the obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended August 25, 2007.

USPB may purchase a portion of its outstanding Class A and Class B units from time to time in accordance with the limits imposed under the CoBank Credit Agreement.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended November 24, 2007 was $3.7 million compared to net cash used in operating activities of $10.0 million in the thirteen weeks ended November 25, 2006. The $6.3 million change was primarily due to a larger decrease in working capital items in the current period, as compared to the same period a year ago, resulting primarily from an increase in accounts receivable collections, partially offset by an increase in beef inventory levels and a smaller decrease in accrued compensation.

Investing Activities

Net cash used in investing activities was $11.6 million in the thirteen weeks ended November 24, 2007 compared to $9.9 million in the thirteen weeks ended November 25, 2006.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant, and equipment in the current year.

Financing Activities

Net cash provided by financing activities was $6.1 million in the thirteen weeks ended November 24, 2007 compared to $22.6 million in the thirteen weeks ended November 25, 2006.  The change was primarily attributed to $9.6 million in net payments in revolving credit borrowings during the current thirteen week period as compared to $15.5 million in net receipts in revolving credit borrowings during the same period of last year, partially offset by a $6.8 million change in the overdraft balance.

Amended and Restated Senior Credit Facility

Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 and is subject to certain borrowing base limitations.

Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of November 24, 2007, the interest rate for the revolving loan was approximately 6.7%.   The applicable margin for the term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of November 24, 2007, the interest rate for the term loan was approximately 6.8%.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  NBP was not subject to the fixed charge ratio test at November 24, 2007.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for the NBP’s working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

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

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of that statement. Accordingly, the gains and losses associated with the change in fair value of all futures contracts and the gains and losses associated with changes in the market value of certain of the firm commitments not designated as normal purchases are recorded to income and expense in the period of change.

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of November 24, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $16.3 million.  As of August 25, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $5.2 million.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates. As of November 24, 2007, the weighted average interest rate on our $255.9 million of variable rate debt was approximately 6.6%.

We had total interest expense of approximately $9.2 million during the thirteen week period ending November 24, 2007.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.2 million in the thirteen week period ending November 24, 2007.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 24, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 7. Legal Proceedings to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 25, 2007 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended August 25, 2007 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of members of USPB was held on December 14, 2007. Other than approval of the minutes from the previous annual meeting, the only proposal presented for member consideration at the Annual Meeting was the election of three (3) directors to serve for three-year terms expiring after the 2010 fiscal year.  The four nominees who stood for election to the Board of Directors were incumbent directors Mark Gardiner, Doug Laue, and Jerry Bohn and new candidate Joe Morgan.  Biographical information regarding Messrs. Gardiner, Laue, Bohn, and Morgan has previously been included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2007.

At the Annual Meeting, under procedures established by the Company’s Nominating Committee, Messrs. Gardiner, Laue, Bohn, and Morgan stood for election for the three open seats on the USPB Board of Directors.  USPB’s members elected Mark Gardiner, Doug Laue, and Joe Morgan to serve as directors on the Board of Directors for a term that will expire after fiscal year 2010.  The election of the nominees was by a majority of the members present and voting at the Annual Meeting, expressed by a written ballot.  In the election, out of 110 valid ballots, Mr. Gardiner received a total of 97 votes, Mr. Laue received a total of 96 votes, Mr. Bohn received a total of 47 votes and Mr. Morgan received a total of 63 votes.  The other members of the Board of Directors, Mr. Fairleigh, Ms. Keiser, Mr. McCloy, and Mr. Ramsey continued in service as members of the USPB Board of Directors following the Annual Meeting.

Item 5. Other Information.

None.

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

Date: January 8, 2008

