Form 10-Q
period 2008-02-23
U. S. Premium Beef, LLC
filed 2008-04-04
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2008
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

The registrant’s units are not traded on an exchange or in any public market.  As of March 29, 2008, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)

	February 23,	August 25,
Assets	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$60,654	$62,869
Accounts receivable, less allowance for returns and doubtful accounts
of $3,800 and $4,642, respectively	169,762	189,728
Due from affiliates	5,100	4,609
Other receivables	6,035	8,389
Inventories	168,776	177,244
Other current assets	14,208	14,144
Total current assets	424,535	456,983
Property, plant, and equipment, at cost	397,656	372,404
Less accumulated depreciation	(115,989)	(99,575)
Net property, plant, and equipment	281,667	272,829
Goodwill	80,042	80,042
Other intangible assets, net of accumulated amortization
of $8,260 and $7,214, respectively	27,788	28,659
Other assets	10,319	10,104
Total assets	$824,351	$848,617

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$4,545	$4,421
Cattle purchases payable	62,413	62,995
Accounts payable - trade	59,300	60,257
Due to affiliates	235	977
Accrued compensation and benefits	15,941	18,785
Accrued insurance	10,836	14,550
Other accrued expenses and liabilities	11,929	11,757
Distributions payable	254	2,708
Total current liabilities	165,453	176,450
Long-term liabilities:
Long-term debt, excluding current installments	462,968	438,544
Other liabilities	2,428	2,559
Total long-term liabilities	465,396	441,103
Total liabilities	630,849	617,553
Minority interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	86,850	77,890
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units
authorized, issued and outstanding	55,947	102,472
Patronage notices	50,642	50,642
Accumulated other comprehensive income	63	60
Total capital shares and equities	106,652	153,174
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$824,351	$848,617

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,305,950	$1,313,319	$2,704,052	$2,586,344

Costs and expenses:
Cost of sales	1,288,194	1,287,543	2,681,887	2,557,626
Selling, general, and administrative expenses	13,212	10,801	24,871	21,235
Depreciation and amortization	8,755	7,949	17,584	15,817
Total costs and expenses	1,310,161	1,306,293	2,724,342	2,594,678

Operating (loss) income	(4,211)	7,026	(20,290)	(8,334)

Other income (expense):
Interest income	414	537	942	1,094
Interest expense	(9,190)	(9,807)	(18,410)	(19,156)
Minority owners' interest in net loss of National Beef
Packing Company, LLC	4,872	1,228	16,263	12,324
Minority owners' interest in net income of Kansas City
Steak Company, LLC	(421)	(300)	(446)	(352)
Equity in loss of aLF Ventures, LLC	(25)	(25)	(50)	(54)
Other, net	1,541	382	1,809	671
Loss before taxes	(7,020)	(959)	(20,182)	(13,807)

Income tax expense	(530)	(657)	(1,080)	(885)
Net loss	$(7,550)	$(1,616)	$(21,262)	$(14,692)

Loss per linked unit:
Basic	$(10.27)	$(2.20)	$(28.91)	$(19.98)
Diluted	$(10.27)	$(2.20)	$(28.91)	$(19.98)

Outstanding weighted-average Class A and Class B units:
Basic	735,385	735,505	735,385	735,505
Diluted	735,385	735,505	735,385	735,505

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)

	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(21,262)	$(14,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,584	15,817
Loss (gain) on disposal of property, plant, and equipment	13	(5)
Gain (loss) on disposal of investment	(1,342)	-
Minority interest	(15,945)	(12,111)
Changes in assets and liabilities:
Accounts receivable	19,966	(5,229)
Due from affiliates	(491)	82
Other receivables	2,354	(2,460)
Inventories	8,468	(5,023)
Other assets	(454)	(905)
Cattle purchases payable	3,232	3,920
Accounts payable	8,064	(2,461)
Due to affiliates	(742)	(450)
Accrued compensation and benefits	(2,844)	(13,642)
Accrued insurance	(3,714)	(3,481)
Other accrued expenses and liabilities	507	(1,855)
Net cash provided by (used in) operating activities	13,394	(42,495)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(25,510)	(21,243)
Acquisition of business, final purchase price adjustment	-	1,248
Proceeds from sale of property, plant and equipment	121	137
Proceeds from redemption of investment	1,342	-
Net cash used in investing activities	(24,047)	(19,858)
Cash flows from financing activities:
Net receipts under revolving credit lines	26,761	71,022
Repayments of other indebtedness / capital leases	(1,698)	(1,156)
Payments of notes payable and fees	(515)	(7,899)
Change in overdraft balances	(12,835)	5,274
Distributions to minority interest owners in National Beef Packing Company, LLC	(3,278)	(5,451)
Member distributions	-	(861)
Net cash provided by financing activities	8,435	60,929
Effect of exchange rate changes on cash	3	7
Net decrease in cash	(2,215)	(1,417)
Cash and cash equivalents at beginning of the period	62,869	58,434
Cash and cash equivalents at end of the period	$60,654	$57,017
Supplemental cash disclosures:
Cash paid during the period for interest	$18,852	$20,591
Cash paid during the period for taxes, net of refunds	$979	$690

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

(2) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, however, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of SFAS 160 on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R (SFAS 141R), Business Combinations.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2009 will depend on acquisitions at the time.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

(3) Inventories

Inventories at February 23, 2008 and August 25, 2007 consisted of the following (in thousands):

	February 23, 2008	August 25, 2007

Dressed and boxed meat products	$135,180	$144,766
Beef by-products	17,348	19,540
Supplies	16,248	12,938
Total inventories	$168,776	$177,244

(4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended February 23, 2008	13 weeks ended February 24, 2007	26 weeks ended February 23, 2008	26 weeks ended February 24, 2007
Net loss	$(7,550)	$(1,616)	$(21,262)	$(14,692)
Other comprehensive income:
Foreign currency translation adjustments	(2)	(1)	3	7
Comprehensive loss	$(7,552)	$(1,617)	$(21,259)	$(14,685)

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At February 23, 2008, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $178.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $25.5 million through accretion during the thirteen weeks ended February 23, 2008, resulting in a carrying value of $85.6 million, which is included in the accompanying Consolidated Balance Sheet as of February 23, 2008.

The redemption value of the minority interest in NBP at February 23, 2008, increased by approximately $106.1 million compared to the value at August 24, 2007 primarily as a result of the Membership Interest Purchase Agreement (the Agreement) that was entered into on February 29, 2008 with JBS S.A. (JBS).  Under the Agreement, JBS will acquire all of the outstanding membership interests in NBP for an aggregate value of $560.0 million.  Generally accepted accounting principles require that the fair value of the Company’s minority interests in NBP that are redeemable be determined at the end of each reporting period.  This change in fair value is accreted over the redemption period as discussed above.  Offsetting the change in the redemption value of the minority interest is a corresponding change in members’ capital.  See Note 9 – Subsequent Event for more information related to the Agreement.

(6) Income Taxes

On August 26, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classifications, interest and penalties, accounting in interim periods, disclosures and transition.  As a result of the adoption, tax reserves in the amount of approximately $0.5 million were reversed during the first quarter of fiscal year 2008.

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

(7) Legal Proceedings

Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The other defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit. The plaintiffs did not appeal the verdict for the Company but no final judgment will be entered until after the appeal is decided.  The Eighth Circuit reversed the judgment against the other defendants and the District Court has dismissed plaintiffs’ complaint with prejudice.  The deadline for filing a petition for certiorari in the Supreme Court is April 29, 2008.

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

The diluted loss per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the thirteen week and twenty-six week periods ending February 23, 2008 and February 24, 2007, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Loss Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 weeks ended February 23, 2008	13 weeks ended February 24, 2007	26 weeks ended February 23, 2008	26 weeks ended February 24, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic loss per unit
Loss available to unitholders (numerator)	$(7,550)	$(1,616)	$(21,262)	$(14,692)

Weighted average outstanding units (denominator)	735,385	735,505	735,385	735,505

Per unit amount	$(10.27)	$(2.20)	$(28.91)	$(19.98)

Diluted loss per unit
Loss available to unitholders (numerator)	$(7,550)	$(1,616)	$(21,262)	$(14,692)

Weighted average outstanding units	735,385	735,505	735,385	735,505
Effect of dilutive securities - unit options	-	-	-	-
Units (demoninator)	735,385	735,505	735,385	735,505

Per unit amount	$(10.27)	$(2.20)	$(28.91)	$(19.98)

(9) Subsequent Event

On February 29, 2008, JBS, NBP, USPB and the other holders of membership interests in NBP, including NBPCO Holdings, LLC and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith, entered into the Agreement. Under the Agreement, JBS will acquire all of the outstanding membership interests in NBP (including the membership interests issuable pursuant to deferred equity incentive compensation agreements with NBP’s Chief Executive Officer and Chief Operating Officer) for a combination of approximately $465.0 million cash and $95.0 million in common stock of JBS (the Purchase Price).

Pursuant to the Agreement, at closing USPB and certain other members of NBP will receive their proportionate share of the Purchase Price with 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (the JBS Stock), which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on the volume weighted average of the closing per share price of the JBS Stock on the BOVESPA stock exchange during the 20 trading days prior to closing, subject to certain adjustments. Certain of NBP’s members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the sellers entitled to receive the JBS Stock may still demand to close, but be paid their proportionate share of the Purchase Price entirely in cash.

Consummation of the Agreement is subject to customary conditions, including approval of the Agreement by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  On March 14, 2008, at a Special Meeting of Members, USPB’s members approved the Agreement and the transactions contemplated under the Agreement.  The shareholders of JBS are to vote on the Agreement no later than April 11, 2008.

The Agreement contains certain termination rights and provides that under certain circumstances, JBS or NBP may be required to pay NBP or JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including the satisfaction of all conditions to close the transaction with JBS S.A. (JBS) described below under Recent Developments, economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the acquisition of the processing facility in Brawley, CA.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A. Business of the Company’s Annual Report for the year ended August 25, 2007 on Form 10-K and the Risk Factors section of the Proxy Statement, which were filed with the Securities and Exchange Commission on November 14, 2007 and March 4, 2008, respectively, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

The cattle herd in the United States remains in a no-growth phase.  The increased cost of production and uncertainty about future costs has led to a lack of growth in the beef cattle segment.  Although the dairy cattle segment is also challenged by rapidly increasing costs, the dairy herd continues to grow due to its ability to pass through higher production costs.  The cattle on feed supplies are nearly 2.0% above the prior year supplies and should remain above prior year levels into the early summer before contracting for the remainder of the summer and early fall.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed on October 5, 2007 and has not reopened.  These constraints and uncertainties have had a negative impact on beef margins.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Recent Developments

Production Cutbacks:  On December 12, 2007, NBP announced production cutbacks to 32-36 hours at its beef processing facilities in Liberal and Dodge City, Kansas.  Production cuts began that week and have reduced slaughter by approximately 10,000 to 15,000 head per week.  Management’s decision to regulate production hours is driven by market conditions.

Membership Interest Purchase Agreement with JBS: On February 29, 2008, JBS, NBP, USPB and the other holders of membership interests in NBP, including NBPCO Holdings, LLC and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith, entered into a Membership Interest Purchase Agreement (the Agreement). Under the Agreement, JBS will acquire all of the outstanding membership interests in NBP (including the membership interests issuable pursuant to deferred equity incentive compensation agreements with NBP’s Chief Executive Officer and Chief Operating Officer) for a combination of approximately $465.0 million cash and $95.0 million in common stock of JBS (the Purchase Price).

Pursuant to the Agreement, at closing USPB and certain other members of NBP will receive their proportionate share of the Purchase Price with 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (the JBS Stock), which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on the volume weighted average of the closing per share price of the JBS Stock on the BOVESPA stock exchange during the 20 trading days prior to closing, subject to certain adjustments. Certain of NBP’s members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the sellers entitled to receive the JBS Stock may still demand to close, but be paid their proportionate share of the Purchase Price entirely in cash.

Consummation of the Agreement is subject to customary conditions, including approval of the Agreement by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  On March 14, 2008, at a Special Meeting of Members, USPB’s members approved the Agreement and the transactions contemplated under the Agreement.  The shareholders of JBS are to vote on the Agreement no later than April 11, 2008.

The Agreement contains certain termination rights and provides that under certain circumstances, JBS or NBP may be required to pay NBP or JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

Results of Operations

Thirteen weeks ended February 23, 2008 compared to thirteen weeks ended February 24, 2007

General.  Net loss for the thirteen weeks ended February 23, 2008 was $7.6 million compared to a net loss of $1.6 million for the thirteen weeks ended February 24, 2007, an increased loss of $6.0 million.  Net sales were lower in the thirteen weeks ended February 23, 2008 compared to those of the prior period primarily due to reduced production at our beef processing plants.  The number of cattle processed during the current thirteen week period was 8.3% less than the same period of last year.

Total costs and expenses of $1,310.2 million and $1,306.3 million for the thirteen weeks ended February 23, 2008 and February 24, 2007, respectively, were 100.3% as a percent of sales for the thirteen weeks ended February 23, 2008 compared to 99.5% for the thirteen weeks ended February 24, 2007.  High cattle prices contributed to an erosion of gross margin resulting in a decrease in operating income of approximately $11.4 million.

Net Sales.  Net sales were $1,306.0 million for the thirteen weeks ended February 23, 2008 compared to $1,313.3 million for the thirteen weeks ended February 24, 2007, a decrease of $7.3 million, or 0.6%.  Net sales were lower in the thirteen weeks ended February 23, 2008 compared to those of the prior period primarily due to reduced production at our beef processing plants.  The number of cattle processed during the current thirteen week period was 8.3% less than the same period of last year.

Cost of Sales.  Cost of sales was $1,288.2 million for the thirteen weeks ended February 23, 2008 compared to $1,287.5 million for the thirteen weeks ended February 24, 2007, an increase of $0.7 million, or 0.1%.   The increase was primarily a result of increased live cattle prices that were approximately 4.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 0.6% more, than the same period of last year.  Partially offsetting the increase in cattle prices was a decrease in cattle processing by approximately 8.3% for the current thirteen week period as compared to the same period of fiscal year 2007.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $13.2 million for the thirteen weeks ended February 23, 2008 compared to $10.8 million for the thirteen weeks ended February 24, 2007, an increase of $2.4 million or 22.2%.  The increase reflects an increase in legal expense of approximately $1.2 million, which was primarily related to the proposed transaction with JBS, an increase in payroll and related expenses of approximately $0.9 million, due mainly to increases in bonus and salaries, an increase in repairs and maintenance expense of approximately $0.2 million, and an increase of approximately $0.1 million in advertising expense.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.8 million for the thirteen weeks ended February 23, 2008 compared to $7.9 million for the thirteen weeks ended February 24, 2007, an increase of $0.9 million, or 11.4%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during fiscal year 2007.

Operating Loss.  Operating loss was $4.2 million for the thirteen weeks ended February 23, 2008 compared to operating income of $7.0 million for the thirteen weeks ended February 24, 2007, a decrease of $11.2 million.  The decrease resulted primarily from higher cattle costs during the second quarter of fiscal year 2008 as compared to the same period of last year.

Interest Expense.  Interest expense was $9.2 million for the thirteen weeks ended February 23, 2008 compared to $9.8 million for the thirteen weeks ended February 24, 2007, a decrease of $0.6 million, or 6.1%.  The decrease in interest expense during the thirteen weeks ended February 23, 2008 as compared to the same period in fiscal year 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 192 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $18.7 million at February 23, 2008 as compared to February 24, 2007.

Minority Owners’ Interest in Net Loss of National Beef Packing Company, LLC.  Minority owners interest in the net loss of NBP was $4.9 million for the thirteen weeks ended February 23, 2008 compared to $1.2 million for the thirteen weeks ended February 24, 2007, an increase of $3.7 million.  The increase in minority owners’ interest in the net loss of NBP was due to increased net loss at NBP, which occurred primarily from higher cattle costs during the second quarter of fiscal year 2008 as compared to the same period of last year.

Other, net.  Other, net non-operating income was $1.5 million for the thirteen weeks ended February 23, 2008 compared to other, net non-operating income of $0.4 million for the thirteen weeks ended February 24, 2007, an increase of $1.1 million.  The increase in other, net non-operating income was primarily related to $1.3 million in proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero.

Income Tax Expense.  Income tax expense was $0.5 million for the thirteen weeks ended February 23, 2008 compared to $0.7 million for the thirteen weeks ended February 24, 2007.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a Subchapter C Corporation.

Twenty-six weeks ended February 23, 2008 compared to twenty-six weeks ended February 24, 2007

General.  Net loss for the twenty-six weeks ended February 23, 2008 was $21.3 million compared to net loss of $14.7 million for the twenty-six weeks ended February 24, 2007, an increased loss of $6.6 million.  Net sales were higher in the twenty-six weeks ended February 23, 2008 compared to those of the prior period primarily due to an average increase in sales prices per head of approximately 6.5%.  The number of cattle processed during the current twenty-six week period was 1.4% less than the same period of last year.

Total costs and expenses of $2,724.3 million and $2,594.7 million for the twenty-six weeks ended February 23, 2008 and February 24, 2007, respectively, were 100.8% as a percent of sales for the twenty-six weeks ended February 23, 2008 compared to 100.3% for the twenty-six weeks ended February 24, 2007.  Continued high cattle prices contributed to an erosion of the gross margin for the current twenty-six week period as compared to the same period of last year.

Net Sales.  Net sales were $2,704.1 million for the twenty-six weeks ended February 23, 2008 compared to $2,586.3 million for the twenty-six weeks ended February 24, 2007, an increase of $117.8 million, or 4.6%.  The moderate increase in net sales resulted primarily from an average increase in sales prices per head of 6.5% in the twenty-six weeks ended February 23, 2008 than the same period in the prior year while the volume of cattle processed decreased by approximately 1.4%.

Cost of Sales.  Cost of sales was $2,681.9 million for the twenty-six weeks ended February 23, 2008 compared to $2,557.6 million for the twenty-six weeks ended February 24, 2007, an increase of $124.3 million, or 4.9%.  The increase was a result of increased live cattle prices that were approximately 4.8% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 0.7% more, than the twenty-six week period of last year.  Partially offsetting this increase was decreased cattle processing of approximately 1.4% for the current twenty-six week period as compared to the same period of fiscal year 2007.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $24.9 million for the twenty-six weeks ended February 23, 2008 compared to $21.2 million for the twenty-six weeks ended February 24, 2007, an increase of $3.7 million, or 17.5%.  The increase for this period is primarily due an approximate $1.7 million increase in legal fees, an increase in payroll and benefit expenses of approximately $1.5 million and an increase in advertising expense of approximately $0.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $17.6 million for the twenty-six weeks ended February 23, 2008 compared to $15.8 million for the twenty-six weeks ended February 24, 2007, an increase of $1.8 million, or 11.4%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during fiscal year 2007.

Operating Loss.  Operating loss was $20.3 million for the twenty-six weeks ended February 23, 2008 compared to operating loss of $8.3 million for the twenty-six weeks ended February 24, 2007, an increased loss of $12.0 million.  The increased operating loss in the current twenty-six week period resulted primarily from higher cattle prices as compared to the same period of last year.

Interest Expense.  Interest expense was $18.4 million for the twenty-six weeks ended February 23, 2008 compared to $19.2 million for the twenty-six weeks ended February 24, 2007, a decrease of $0.8 million, or 4.2%.  The decrease in interest expense during the twenty-six weeks ended February 23, 2008 as compared to the same period in fiscal year 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 147 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $42.8 million at February 23, 2008 as compared to February 24, 2007.

Minority Owners’ Interest in Net Loss of National Beef Packing Company, LLC.  Minority owners interest in the net loss of NBP was $16.3 million for the twenty-six weeks ended February 23, 2008 compared to $12.3 million for the twenty-six weeks ended February 24, 2007, an increase of $4.0 million.  The increase in minority owners’ interest in the net loss of NBP was due to increased net loss at NBP, which occurred primarily from higher cattle costs during the first twenty-six weeks of fiscal year 2008 as compared to the same period of last year.

Other, net.  Other, net non-operating income was $1.8 million for the twenty-six weeks ended February 23, 2008 compared to other, net non-operating income of $0.7 million for the twenty-six weeks ended February 24, 2007, an increase of $1.1 million.  The increase in other, net non-operating income was primarily related to $1.3 million in proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero.

Income Tax Expense.  Income tax expense was $1.1 million for the twenty-six weeks ended February 23, 2008 compared to $0.9 million for the twenty-six weeks ended February 24, 2007, an increase of $0.2 million, or 22.2%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a Subchapter C Corporation.

Liquidity and Capital Resources

As of February 23, 2008, we had net working capital of $259.0 million, which included $0.3 million in distributions payable, and cash and cash equivalents of $60.7 million.  As of August 25, 2007, we had net working capital of $280.5 million, which included $2.7 million in distributions payable, and cash and cash equivalents of $62.9 million.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility.

As of February 23, 2008, we had $467.5 million of long-term debt, of which $4.5 million was classified as a current liability.  As of February 23, 2008, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $65.1 million, outstanding letters of credit of $60.6 million and available borrowings of $74.3 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under the amended and restated credit facility have funded working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of February 23, 2008.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $20.7 million, a term loan with CoBank, of which approximately $3.6 million was outstanding, and capital leases and other obligations of $15.5 million as of February 23, 2008.

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

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended February 23, 2008 was $13.4 million compared to net cash used in operating activities of $42.5 million in the twenty-six weeks ended February 24, 2007. The improvement was primarily due net cash being provided in operating activities through accounts receivable, inventory, and accounts payable in the current year while net cash was used in operating activities through accounts receivable, inventory, accounts payable and accrued compensation and benefits in the same comparable period of last year.

Investing Activities

Net cash used in investing activities was $24.0 million in the twenty-six weeks ended February 23, 2008 compared to $19.9 million in the twenty-six weeks ended February 24, 2007.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal and Dodge City facilities, in the current year.

Financing Activities

Net cash provided by financing activities was $8.4 million in the twenty-six weeks ended February 23, 2008 compared to $60.9 million in the twenty-six weeks ended February 24, 2007.  The change was primarily attributed to a $44.2 million difference in revolving credit borrowings and an $18.1 million change in the impact of overdraft balances which was partially offset by $7.4 million in repayments on our term note, made in the 2007 period that did not recur in the 2008 period during the current twenty-six week period as compared to the same period of last year.

Amended and Restated Senior Credit Facility

Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.

Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of February 23, 2008, the interest rate for the revolving loan was approximately 4.8%.   The applicable margin for the term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of February 23, 2008, the interest rate for the term loan was approximately 5.3%.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  NBP was not subject to the fixed charge ratio test at February 23, 2008.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of February 23, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $0.2 million.  As of August 25, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $5.2 million.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although NBP operates in international markets including Japan, South Korea, and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Interest Rates. As a result of the Company’s normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates. As of February 23, 2008, the weighted average interest rate on our $292.0 million of variable rate debt was approximately 5.0%.

We had total interest expense of approximately $18.4 million during the twenty-six week period ending February 23, 2008.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.7 million in the twenty-six week period ending February 23, 2008.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 23, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 7. Legal Proceedings to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

Other than the satisfaction of closing conditions to complete the Agreement, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 25, 2007 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended August 25, 2007 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Members of USPB was held on March 14, 2008.  January 26, 2008 was fixed as the record date for determining those members of the Company entitled to vote at the Special Meeting and any adjournments or postponements of the meeting.  Two proposals were presented for member consideration.  The first was to consider and vote upon a proposal to adopt and approve the Membership Interest Purchase Agreement, dated as of February 29, 2008, among JBS S.A. (JBS), National Beef Packing Company, LLC (NBP), and the several members of NBP, including the Company, and approve the transactions contemplated.  The second proposal was to grant the persons named as proxies discretionary authority to vote to adjourn the Special Meeting, if necessary, for the purpose of soliciting additional proxies to vote in favor of the approval and adoption of the Membership Interest Purchase Agreement and approval of the proposed transaction.

Under the Company’s Certificate of Formation, Limited Liability Company Agreement and applicable Delaware law, the affirmative vote of members holding a majority of the voting power of each class of units was required to approve the purchase agreement.  The members holding Class A units are each entitled to one vote per member, and the members holding Class B units are each entitled to one vote per Class B unit owned by such member.  For the Class A units, out of 447 votes, 421 voted for the first proposal and 420 voted for the second proposal.  For the Class B units, out of 735,305 votes, 729,715 voted for the first proposal and 727,215 voted for the second proposal.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits

2.1

Membership Interest Purchase Agreement dated February 29, 2008 between JBS S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S‑B Enterprises V, LLC; TMKCo, LLC; John R. Miller; Timothy M. Klein; and NBPCO Holdings, LLC (incorporated by reference to Exhibit 20.1 to Form 8-K (File No. 333-115164) filed with the Commission on March 4, 2008).

2.2

First Amendment of Membership Interest Purchase Agreement dated as of March 24, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (filed herewith).

2.3

Second Amendment of Membership Interest Purchase Agreement dated as of April 3, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (filed herewith).

3.0

Limited Liability Company Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Amendment to the Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 27, 2008 (filed herewith).

10.1

Cattle Purchase and Sale Agreement dated February 29, 2008 between National Beef Packing Company, LLC, Swift & Company, and U.S. Premium Beef, LLC (incorporated by reference to Exhibit 20.1 to Form 8-K (File No. 333-115164) filed with the Commission on March 4, 2008).

10.2

Amended and Restated Lease Agreement dated April 11, 2006 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on April 3, 2008).

20.1

Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about March 4, 2008 (incorporated by reference to Exhibit 20.1 to Form 8-K (File No. 333-115164) filed with the Commission on March 4, 2008).

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

Date: April 4, 2008

