Form 10-Q
period 2008-05-31
U. S. Premium Beef, LLC
filed 2008-07-11
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of June 28, 2008, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit data)

	May 31,	August 25,
Assets	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$61,438	$62,869
Accounts receivable, less allowance for returns and doubtful accounts
of $3,343 and $4,642, respectively	199,240	189,728
Due from affiliates	4,741	4,609
Other receivables	6,141	8,389
Inventories	198,055	177,244
Other current assets	19,607	14,144
Total current assets	489,222	456,983
Property, plant, and equipment, at cost	412,120	372,404
Less accumulated depreciation	(125,201)	(99,575)
Net property, plant, and equipment	286,919	272,829
Goodwill	80,042	80,042
Other intangible assets, net of accumulated amortization
of $8,823 and $7,214, respectively	27,228	28,659
Other assets	10,222	10,104
Total assets	$893,633	$848,617

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$4,583	$4,421
Cattle purchases payable	86,407	62,995
Accounts payable - trade	63,221	60,257
Due to affiliates	215	977
Accrued compensation and benefits	28,923	18,785
Accrued insurance	12,854	14,550
Other accrued expenses and liabilities	16,723	11,757
Distributions payable	14,440	2,708
Total current liabilities	227,366	176,450
Long-term liabilities:
Long-term debt, excluding current installments	412,380	438,544
Other liabilities	2,365	2,559
Total long-term liabilities	414,745	441,103
Total liabilities	642,111	617,553
Minority interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	134,703	77,890
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units
authorized, issued and outstanding	66,140	102,472
Patronage notices	50,642	50,642
Accumulated other comprehensive income	37	60
Total capital shares and equities	116,819	153,174
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$893,633	$848,617

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit and per unit data)

	14 weeks ended	13 weeks ended	40 weeks ended	39 weeks ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,529,624	$1,479,676	$4,233,676	$4,066,020

Costs and expenses:
Cost of sales	1,428,059	1,436,361	4,109,947	3,993,987
Selling, general, and administrative expenses	13,844	12,491	38,713	33,726
Depreciation and amortization	9,819	8,249	27,403	24,066
Total costs and expenses	1,451,722	1,457,101	4,176,063	4,051,779

Operating income	77,902	22,575	57,613	14,241

Other income (expense):
Interest income	217	475	1,159	1,569
Interest expense	(8,737)	(10,632)	(27,147)	(29,788)
Minority owners' interest in net (income) loss of
National Beef Packing Company, LLC	(33,265)	(5,827)	(17,002)	6,497
Minority owners' interest in net (income) loss of
Kansas City Steak Company, LLC	(162)	90	(608)	(262)
Equity in loss of aLF Ventures, LLC	(26)	(23)	(76)	(77)
Other, net	4,331	935	6,138	1,606
Income (loss) before taxes	40,260	7,593	20,077	(6,214)

Income tax expense	(978)	(558)	(2,057)	(1,443)
Net income (loss)	$39,282	$7,035	$18,020	$(7,657)

Net income (loss) per linked unit:
Basic	$53.42	$9.57	$24.50	$(10.41)
Diluted	$52.64	$9.42	$24.15	$(10.41)

Outstanding weighted-average Class A and Class B units:
Basic	735,385	735,425	735,385	735,478
Diluted	746,218	746,946	746,161	735,478

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	40 weeks ended	39 weeks ended
	May 31, 2008	May 26, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$18,020	$(7,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,403	24,066
Gain on disposal of property, plant, and equipment	(1)	(137)
Gain on disposal of investment	(1,342)	-
Minority interest	17,419	(6,373)
Changes in assets and liabilities:
Accounts receivable	(9,512)	(17,999)
Due from affiliates	(132)	(523)
Other receivables	2,248	(2,901)
Inventories	(20,811)	(30,698)
Other assets	(5,759)	10,688
Cattle purchases payable	9,216	1,853
Accounts payable	9,250	(1,620)
Due to affiliates	(762)	(480)
Accrued compensation and benefits	10,138	(12,220)
Accrued insurance	(1,696)	(4,907)
Other accrued expenses and liabilities	5,238	2,335
Net cash provided by (used in) operating activities	58,917	(46,573)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(40,058)	(31,003)
Acquisition of business, final purchase price adjustment	-	1,248
Proceeds from sale of property, plant, and equipment	175	381
Proceeds from redemption of investment	1,342	-
Net cash used in investing activities	(38,541)	(29,374)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(22,368)	42,854
Borrowings of term note payable	-	40,000
Payments of notes payable and fees	(772)	(8,157)
Repayments of other indebtedness / capital leases	(2,862)	(1,963)
Change in overdraft balances	7,910	12,881
Distributions to minority interest owners in National Beef Packing Company, LLC	(3,692)	(5,862)
Member distributions	-	(1,755)
Net cash (used in) provided by financing activities	(21,784)	77,998
Effect of exchange rate changes on cash	(23)	9
Net (decrease) increase in cash	(1,431)	2,060
Cash and cash equivalents at beginning of the period	62,869	58,434
Cash and cash equivalents at end of the period	$61,438	$60,494
Supplemental cash disclosures:
Cash paid during the period for interest	$23,561	$25,419
Cash paid during the period for taxes, net of refunds	$1,082	$756

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

The Company’s fiscal year ends on the last Saturday in August.  For financial reporting purposes, fiscal year 2008 will consist of 53 weeks, whereas fiscal year 2007 consisted of 52 weeks.  The additional week is included in the third quarter of fiscal year 2008.  As a result, the quarterly and nine-month periods ended May 31, 2008 consisted of fourteen and forty weeks, respectively, as compared to the quarterly and nine-month periods ended May 26, 2007, which consisted of thirteen weeks and thirty-nine weeks, respectively.

(2) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157).  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, however, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of SFAS 160 on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, Business Combinations (SFAS 141R).  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact SFAS 161 will have on its Consolidated Financial Statements.

(3) Inventories

Inventories at May 31, 2008 and August 25, 2007 consisted of the following (in thousands):

	May 31, 2008	August 25, 2007

Dressed and boxed meat products	$153,611	$144,766
Beef by-products	27,911	19,540
Supplies	16,533	12,938
Total inventories	$198,055	$177,244

(4) Comprehensive Income (Loss)

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	14 weeks ended May 31, 2008	13 weeks ended May 26, 2007	40 weeks ended May 31, 2008	39 weeks ended May 26, 2007
Net income (loss)	$39,282	$7,035	$18,020	$(7,657)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26)	2	(23)	9
Comprehensive income (loss)	$39,256	$7,037	$17,997	$(7,648)

(5) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At May 31, 2008, the minority interest in National Beef was revalued by an independent appraisal process, and the value was determined to be $194.8 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $29.1 million through accretion during the fourteen weeks ended May 31, 2008, resulting in a carrying value of $133.3 million, which is included in the accompanying Consolidated Balance Sheet as of May 31, 2008.

The redemption value of the minority interest in NBP at May 31, 2008, increased by approximately $122.7 million compared to the value at August 25, 2007 primarily as a result of the Membership Interest Purchase Agreement (the Agreement) that was entered into on February 29, 2008 with JBS S.A. (JBS).  Under the Agreement, JBS will acquire all of the outstanding membership interests in NBP for an aggregate value of $560.0 million.  Generally accepted accounting principles require that the fair value of the Company’s minority interests in NBP that are redeemable be determined at the end of each reporting period.  This change in fair value is accreted over the redemption period as discussed above.  The value arrived at through the independent appraisal process considers certain estimates of management regarding future performance as well as an estimated probability of the Agreement reaching a successful conclusion.  Offsetting the change in the redemption value of the minority interest is a corresponding change in members’ capital.

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

(7) Legal Proceedings

Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004.  After a trial, at which the Company prevailed, a judgment against the other defendants was reversed by the United States Court of Appeals for the Eighth Circuit and the District Court has entered judgment for the defendants.  The only remaining issue in the case is the amount of court costs to be assessed against the plaintiffs.

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

During the fourteen week period ending May 31, 2008, NBP received approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials.  The settlement is included in Other, net on the Consolidated Statements of Operations.

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

The diluted loss per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for thirty-nine week period ending May 26, 2007, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Income (Loss) Per Linked Unit Calculation

(In thousands, except unit and per unit data)	14 weeks ended May 31, 2008	13 weeks ended May 26, 2007	40 weeks ended May 31, 2008	39 weeks ended May 26, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income (loss) per unit
Income (loss) available to unitholders (numerator)	$39,282	$7,035	$18,020	$(7,657)

Weighted average outstanding units (denominator)	735,385	735,425	735,385	735,478

Per unit amount	$53.42	$9.57	$24.50	$(10.41)

Diluted income (loss) per unit
Income (loss) available to unitholders (numerator)	$39,282	$7,035	$18,020	$(7,657)

Weighted average outstanding units	735,385	735,425	735,385	735,478
Effect of dilutive securities - unit options	10,833	11,521	10,776	-
Units (demoninator)	746,218	746,946	746,161	735,478

Per unit amount	$52.64	$9.42	$24.15	$(10.41)

(9) Subsequent Event

On June 27, 2008, NBP amended its existing amended and restated credit agreement with a consortium of banks.  The credit agreement was amended by increasing the amount of permitted net capital expenditures (as defined in the credit agreement) for fiscal year 2008 from $50.0 million to $60.0 million.

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

Industry Outlook

Continued rising input costs at the cow-calf sector have resulted in further industry contraction.  Liquidation of the beef cow herd in the United States (U.S.) remained active during the first six months of calendar year 2008 and will result in a smaller U.S. beef herd going forward.  The new placement of cattle into feed lots has slowed as producers look to minimize feed costs given the sharp increase in grain prices.  With seasonal grass availability, steers and heifers will likely remain on pasture longer into the summer quarter, which could result in larger placements of heavier cattle in the late summer and early fall.  Currently, deferred live cattle futures are pricing record high live cattle and beef prices now and into the foreseeable future.  It remains unknown whether the beef industry will be able to pass these record high live cattle and beef prices through to the consumer given the current weak status of the U.S. economy and consumers’ available disposable income.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  NBP’s Brawley facility was suspended from shipping beef to Japan in April 2008 following the discovery of a short loin, which included a portion of a spinal column, a specified risk material, prohibited by Japan.  We have supplied information, per their request, to the United States Department of Agriculture related to this shipment and we believe that the suspension will be lifted by the end of August, 2008, although there can be no assurance that the ban will be lifted by then.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006; however, its border was subsequently closed on October 5, 2007.  South Korea re-opened its border and started inspecting U.S. beef on June 27, 2008.  These constraints and uncertainties have had a negative impact on beef margins.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Recent Developments

Collective Bargaining Agreement:  The collective bargaining agreement with the United Food and Commercial Workers International Union and the Teamsters International Union for the Brawley, California facility that expired on May 31, 2008 was mutually extended by all parties while negotiations continue.  On June 27, 2008, a tentative agreement in principal was reached, subject to the preparation of an agreement in writing and ratification by the members at a date to be determined in July 2008.

Production Cutbacks:  On May 28, 2008, NBP announced production cutbacks from six to five production days a week at its beef processing facilities in Liberal and Dodge City, Kansas and in Brawley, California.  Production cuts began that week and have reduced slaughter by approximately 15,000 head per week.  Management’s decision to regulate production hours is driven by market conditions.

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

Consummation of the Agreement is subject to customary conditions, including approval of the Agreement by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  On March 14, 2008, at a Special Meeting of Members, USPB’s members approved the Agreement and the transactions contemplated under the Agreement.  The shareholders of JBS approved the Agreement on April 11, 2008.

The Agreement contains certain termination rights and provides that under certain circumstances, JBS or NBP may be required to pay NBP or JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

Results of Operations

Fourteen weeks ended May 31, 2008 compared to thirteen weeks ended May 26, 2007

General.  Net income for the fourteen weeks ended May 31, 2008 was $39.3 million compared to a net income of $7.0 million for the thirteen weeks ended May 26, 2007, an increase of $32.3 million.  Net sales were higher in the fourteen weeks ended May 31, 2008 compared to those of the prior period primarily due to the extra week in the current reporting period as compared to last year.  While the average volume of cattle processed per week fell by approximately 7.0%, average sales prices per head increased approximately 3.4% during this reporting period.  Improved demand of beef products during this quarter allowed the increase in sales prices to cover the continued high cost of live cattle that we processed as compared to the same quarter of last year.

Total costs and expenses of approximately $1,451.7 million for the fourteen weeks ended May 31, 2008 were 94.9% as a percent of sales compared to approximately $1,457.1 million for the thirteen weeks ended May 26, 2007, or 98.5% as a percent of sales.  Lower live cattle prices by approximately 5.8% put less strain on gross margin resulting in increased operating income of approximately $55.3 million for this fourteen week period of fiscal year 2008 as compared to the thirteen week period of fiscal year 2007.

Net Sales.  Net sales were approximately $1,529.6 million for the fourteen weeks ended May 31, 2008 compared to approximately $1,479.7 million for the thirteen weeks ended May 26, 2007, an increase of approximately $49.9 million, or 3.4%.  The increase in net sales resulted primarily from an extra week of sales activity as compared to the same period of last year.  Also contributing to the increase in sales was an increase in average sales prices per head of about 3.4% during the current fourteen week period of fiscal year 2008 as compared to the thirteen week period of fiscal year 2007 while the average volume of cattle process per week fell by approximately 7.0%.

Cost of Sales.  Cost of sales was approximately $1,428.1 million for the fourteen weeks ended May 31, 2008 compared to approximately $1,436.4 million for the thirteen weeks ended May 26, 2007, a decrease of approximately $8.3 million, or 0.6%.  The decrease resulted primarily from an approximate 5.8% decrease in live cattle prices.  Although cattle prices declined in comparison of the current quarter to the same quarter of last year, cattle prices remain historically high due to tight supplies of market-ready cattle.   Also contributing to this decrease was an approximate 7.0% decrease in the number of live cattle purchased on a per week basis due to the current reporting period reflecting an additional week compared to the same period of last year.  Partially offsetting these decreases was an increase  in the average cattle weights by approximately 2.1% during this fourteen week period of fiscal year 2008 as compared to the thirteen week period of fiscal year 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $13.8 million for the fourteen weeks ended May 31, 2008 compared to approximately $12.5 million for the thirteen weeks ended May 26, 2007, an increase of approximately $1.3 million, or 10.4%.  While comparing the current quarter of fiscal year 2008 to the comparable quarter of fiscal year 2007, payroll, bonus and related expenses increased by approximately $1.3 million, marketing expense increased by approximately $0.5 million, and legal expenses increased by approximately $0.1 million, while repairs and maintenance decreased by an approximate $0.2 million. The increase in selling, general, and administrative expenses primarily reflects an extra week of expense in the current reporting period as compared to the same period of last year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $9.8 million for the fourteen weeks ended May 31, 2008 compared to approximately $8.2 million for the thirteen weeks ended May 26, 2007, an increase of approximately $1.6 million, or 19.5%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during fiscal year 2007 and to assets being placed into service at our Case Ready plants during the current quarter.  In addition, the current reporting period reflects an extra week of expense as compared to the same period of last year.

Operating Income.  Operating income was approximately $77.9 million for the fourteen weeks ended May 31, 2008 compared to approximately $22.6 million for the thirteen weeks ended May 26, 2007, an increase of approximately $55.3 million.  The improved operating income resulted primarily from lower live cattle prices during the fourteen week period ended May 31, 2008, as compared to the thirteen week period ended May 26, 2007, and increased average selling prices of beef products.  In addition, the current reporting period reflects an extra week of operating income as compared to the same period of last year.

Interest Expense.  Interest expense was approximately $8.7 million for the fourteen weeks ended May 31, 2008 compared to approximately $10.6 million for the thirteen weeks ended May 26, 2007, a decrease of approximately $1.9 million, or 17.9%.  The decrease in interest expense was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 345 basis points.  In addition, our weighted average of variable rate debt decreased approximately $17.6 million at May 31, 2008 as compared to May 26, 2007.  Partially offsetting these decreases was an extra week of interest expense in the current reporting period as compared to the same period of last year.

Minority Owners’ Interest in Net Income of National Beef Packing Company, LLC.  Minority owners interest in the net income of NBP was $33.3 million for the fourteen weeks ended May 31, 2008 compared to $5.8 million for the thirteen weeks ended May 26, 2007, an increase of $27.5 million.  The increase in minority owners’ interest in the net income of NBP was due to increased net income at NBP.

Other, net.  Other, net non-operating income was approximately $4.3 million for the fourteen weeks ended May 31, 2008 compared to approximately $0.9 million for the thirteen weeks ended May 26, 2007, an increase of approximately $3.4 million.  The increase in other, net non-operating income was primarily related to an approximate $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials.

Income Tax Expense.  Income tax expense was approximately $1.0 million for the fourteen weeks ended May 31, 2008 compared to income tax expense of approximately $0.6 million for the thirteen weeks ended May 26, 2007, an increase in expense of approximately $0.4 million.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.3 million of these business taxes in income tax expense during the current reporting period as compared to the same period of last year.  The remaining increase in income taxes for the period of approximately $0.2 million is related to our subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.

Forty weeks ended May 31, 2008 compared to thirty-nine weeks ended May 26, 2007

General.  Net income for the forty weeks ended May 31, 2008 was approximately $18.0 million compared to a net loss of approximately $7.7 million for the thirty-nine weeks ended May 27, 2006, an increase of approximately $25.7 million.  Sales were higher in the forty week period ended May 31, 2008 compared to the thirty-nine week period ended May 26, 2007 primarily due to increased average sales prices per head of approximately 4.1%.  Also contributing to this increase in sales was an extra week during the current reporting period as compared to the same period of last year.  Partially offsetting these increases in sales was a slight decline in the number of cattle processed, about 0.8%, during the forty weeks of fiscal year 2008 as compared to the thirty-nine weeks of fiscal year 2007.  An overall improved demand for beef products drove an increase in our operating income for this reporting period.

Total costs and expenses of approximately $4,176.1 million for the forty weeks ended May 31, 2008 were 98.6% as a percent of sales compared to approximately $4,051.8 million for the thirty-nine weeks ended May 26, 2007, or 99.7% as a percent of sales.  Continued high cattle prices, about 1.0% higher in the current reporting period as compared to last year, and increased depreciation and amortization expense contributed to the increase in total costs and expenses for this forty week period of fiscal year 2008 as compared to the thirty-nine week period of fiscal year 2007 as well as increased depreciation and amortization expense.

Net Sales.  Net sales were approximately $4,233.7 million for the forty weeks ended May 31, 2008 compared to approximately $4,066.0 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $167.7 million, or 4.1%.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 4.1% in the forty week period ended May 31, 2008 as compared to the thirty-nine week period in the prior year while the volume of cattle processed per week decreased by approximately 3.3%.  In addition, the current reporting period reflects an extra week of sales activity as compared to the same period of last year.  Partially offsetting these increases in net sales was an approximate 0.8% decrease in the volume of cattle processed during the current forty-week period of fiscal year 2008 as compared to the thirty-nine week period of fiscal year 2007.

Cost of Sales.  Cost of sales was approximately $4,109.9 million for the forty weeks ended May 31, 2008 compared to approximately $3,994.0 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $115.9 million, or 2.9%.  The increase was primarily a result of an extra week of costs in the current reporting period as compared to the same period of last year.  Also contributing to the increase in cost of sales was increased live cattle prices that were approximately 1.0% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 1.1% more, during the forty week period of fiscal year 2008 than the thirty-nine week period of last year.  Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 0.8% during the forty week period of fiscal year 2008 as compared to the thirty-nine week period of fiscal year 2007

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses were approximately $38.7 million for the forty weeks ended May 31, 2008 compared to approximately $33.7 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $5.0 million, or 14.8%.  The increase for this period is primarily due to an increase in payroll, option, bonus and benefit expenses of approximately $2.7 million and an increase in marketing expense of approximately $0.8 million.  The current reporting period reflects an extra week of expense as compared to the same period of last year, which contributed to the increases in the payroll and benefit and marketing expenses discussed above as well as the selling, general, and administrative expenses in general.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $27.4 million for the forty weeks ended May 31, 2008 compared to approximately $24.1 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $3.3 million, or 13.7%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at the Case Ready plants during the third quarter of fiscal year 2008.  In addition, the current reporting period reflects an extra week of expense as compared to the same period of last year.

Operating Income.  Operating income was approximately $57.6 million for the forty weeks ended May 31, 2008 compared to approximately $14.2 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $43.4 million.  The improvement in operating income during the forty week period ended May 31, 2008 resulted primarily from increased demand and selling prices of beef products as compared to the thirty-nine week period ended May 26, 2007.

Interest Expense.  Interest expense was approximately $27.1 million for the forty weeks ended May 31, 2008 compared to approximately $29.8 million for the thirty-nine weeks ended May 26, 2007, a decrease of approximately $2.7 million, or 9.1%.  The decrease in interest expense during the forty week period of fiscal year 2008 as compared to the thirty-nine week period of fiscal year 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 213 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $16.0 million at May 31, 2008 as compared to May 26, 2007.  Also contributing to the offset, was an extra week of interest expense in the current reporting period as compared to the same period of last year.

Minority Owners’ Interest in Net Income (Loss) of National Beef Packing Company, LLC.  Minority owners interest in the net income of NBP was $17.0 million for the forty weeks ended May 31, 2008 compared to the minority owners interest in the net loss of NBP of $6.5 million for the thirty-nine weeks ended May 26, 2007, an increase of $23.5 million.  The change in minority owners’ interest in the net income (loss) of NBP was due to increased net income at NBP.

Other, net.  Other, net non-operating income was approximately $6.1 million for the forty weeks ended May 31, 2008 compared to other, net non-operating income of approximately $1.6 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $4.5 million.  The forty weeks ended May 31, 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

Income Tax Expense.  Income tax expense was approximately $2.1 million for the forty weeks ended May 31, 2008 compared to approximately $1.4 million for the thirty-nine weeks ended May 26, 2007, an increase of approximately $0.7 million, or 50.0%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.4 million of these business taxes in income tax expense during the current reporting period as compared to the same period of last year.  The remaining increase in income taxes for the period of approximately $1.0 million is related to our subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.

Liquidity and Capital Resources

As of May 31, 2008, we had net working capital of $261.8 million, which included $14.4 million in distributions payable, and cash and cash equivalents of $61.4 million.  As of August 25, 2007, we had net working capital of $280.5 million, which included $2.7 million in distributions payable, and cash and cash equivalents of $62.9 million.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility.

As of May 31, 2008, we had $417.0 million of long-term debt, of which $4.6 million was classified as a current liability.  As of May 31, 2008, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $16.0 million, outstanding letters of credit of $54.7 million and available borrowings of $129.3 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under the amended and restated credit facility have funded working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its amended and restated credit facility as of May 31, 2008.

In addition to outstanding borrowings under the amended and restated credit facility, the Company had outstanding senior notes of $160.0 million, borrowings under industrial revenue bonds of $20.7 million, a term loan with CoBank, of which approximately $3.2 million was outstanding, and capital leases and other obligations of $14.3 million as of May 31, 2008.

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

Operating Activities

Net cash provided by operating activities in the forty weeks ended May 31, 2008 was $58.9 million compared to net cash used in operating activities of $46.6 million in the thirty-nine weeks ended May 26, 200 7.  The improvement was primarily due to net cash being provided primarily in operating activities through accounts receivable, inventory, accounts payable, cattle purchases payable, and accrued compensation and benefits during the forty week period of the current year while net cash was used primarily in operating activities through accounts receivable, accounts payable, accrued compensation and benefits, accrued insurance, and other accrued expenses and liabilities during the thirty-nine week period of last year.

Investing Activities

Net cash used in investing activities was $38.5 million in the forty weeks ended May 31, 2008 compared to $29.4 million in the thirty-nine weeks ended May 26, 2007.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal, Dodge City, and Case Ready facilities, in the current year.

Financing Activities

Net cash used in financing activities was $21.8 million in the forty weeks ended May 31, 2008 compared to net cash provided by financing activities of $78.0 million in the thirty-nine weeks ended May 26, 2007.  The change was primarily attributed to a $65.3 million difference in net revolving credit borrowings, the borrowing of $40.0 million on our term note in the 2007 period that did not recur in the 2008 period and a $5.0 million change in the impact of overdraft balances.   These changes were partially offset by $7.4 million in repayments on our term note, made in the 2007 period that did not recur in the 2008 period, and a $3.9 million decrease in distributions paid during the forty week period ended May 31, 2008 as compared to the thirty-nine week period ended May 26, 2007.

Amended and Restated Senior Credit Facility

Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.

Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of May 31, 2008, the interest rate for the revolving loan was approximately 4.6%.   The applicable margin for the NBP’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of May 31, 2008, the interest rate for the term loan was approximately 5.1%.

The revolving line of credit and the term loan have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  NBP was not subject to the fixed charge ratio test at May 31, 2008.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

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

On June 27, 2008, NBP amended its amended and restated credit facility by increasing the amount of permitted net capital expenditures (as defined in the credit agreement) for fiscal year 2008 from $50.0 million to $60.0 million.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of May 31, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $13.6 million.  As of August 25, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $5.2 million.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 31, 2008, the weighted average interest rate on our $242.5 million of variable rate debt was approximately 4.1%.

We had total interest expense of approximately $27.1 million during the forty week period ending May 31, 2008.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $4.0 million in the forty week period ending May 31, 2008.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

2.2

First Amendment of Membership Interest Purchase Agreement dated as of March 24, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008, filed with the SEC on April 4, 2008).

18

2.3

Second Amendment of Membership Interest Purchase Agreement dated as of April 3, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008, filed with the SEC on April 4, 2008).

10.1

First Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2008 by and among the Company and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-111407) filed by National Beef Packing Company, LLC with the SEC on June 30, 2008).

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

Date: July 11, 2008

20