Form 10-K
period 2008-08-30
U. S. Premium Beef, LLC
filed 2008-11-24
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of October 25, 2008, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including the status of our proposed sale to JBS S.A. (JBS) in light of the United States (U.S.) Department of Justice (DoJ), the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM) civil antitrust suits to block it, economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers or suppliers, loss of key employees, labor relations, and consolidation among our customers.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company and “USPB” refers to U.S. Premium Beef, LLC (formerly known U.S. Premium Beef, Ltd.) prior to consolidation.  As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.                  BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

U.S. Premium Beef (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB’s goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. U.S. Premium Beef’s unitholders benefit from its supplier alliance with National Beef Packing Co., LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

Effective August 29, 2004, the cooperative restructured into a limited liability company under Delaware law (Conversion). The business of USPB, the cooperative, is being continued in the limited liability company form of business organization.

On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef).  Brawley Beef was an alliance of cattle producers in Arizona and California who supplied its beef processing facility in Brawley, California.

On February 29, 2008, JBS S.A. (JBS), JBS, NBP, USPB and the other holders of membership interests in NBP, including NBPCO Holdings, LLC and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith, entered into a Membership Interest Purchase Agreement (MIPA), as amended from time to time. Under the MIPA, JBS will acquire all of the outstanding membership interests in NBP (including the membership interests issuable pursuant to deferred equity incentive compensation agreements with NBP’s Chief Executive Officer and Chief Operating Officer) for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS.

On October 20, 2008, the United States (U.S.) Department of Justice (DoJ), joined by the state attorneys general from seventeen states, filed a civil antitrust suit in U.S. District Court for the Northern District of Illinois seeking a permanent injunction against the MIPA alleging that it would result in lower prices paid to cattle suppliers and higher beef prices for consumers.  A similar suit was filed on November 13 , 2008 in the same court by the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM).  These actions are being vigorously contested by USPB, NBP, and JBS.

U.S. Premium Beef, NBPCo Holdings and NBP management each hold Class A and Class B interests in NBP. USPB holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million, NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million, and members of management of NBP own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $10.6 million. On August 6, 2008, certain members of management of NBP were issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements. These amounts were previously expensed as compensation expense.

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

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered more than 6.9 million head of cattle to NBP for processing since it commenced deliveries.

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

Sales, Marketing, and Customers

USPB’s sole customer is its majority-owned subsidiary, NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s unitholders and associates are described in Business of National Beef Packing Company, LLC – General.

Beef Industry, Markets, and Competition

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

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements and Payments to Unitholders and Associates for Cattle

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement.  In the LLC structure, following the conversion from a cooperative, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB.  The initial delivery agreement was for a term of 10 years, with the term of the cooperative’s agreements continuing following the Conversion. At the termination of the initial delivery agreement, unitholders are required to enter into a Uniform Cattle Delivery and Marketing Agreement.  The new agreement is for a term of 5 years with an evergreen renewal provision.

Cattle delivered to USPB by its unitholders and associates are delivered by USPB to NBP for processing (with the effect that NBP is USPB’s sole customer). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

Pursuant to the Uniform Cattle Delivery and Marketing Agreement, payment for cattle is based on the individual carcass quality of cattle delivered to the Company. In addition to the payments described in this section, the cooperative paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative’s taxable income and were distributed to the cooperative’s shareholders and associate members in proportion to the number of cattle delivered to the cooperative by its shareholders and associate members. As a result, the patronage dividends received by the cooperative’s shareholders and associate members reflected the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of Class A and Class B units held and the respective rights of those units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is the fourth largest beef processing company in the United States, accounting for 13.7% of the United States fed cattle processed in its fiscal year 2008. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP’s products include boxed beef and beef by-products, such as hides and offal. In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. NBP markets products to retailers, distributors, food service providers and the United States military. NBP has the ability to process approximately 14,000 head per day in its beef processing facilities and generated approximately $5.8 billion in total net sales during fiscal year 2008.  NBP’s relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides NBP with a portion of the high-quality cattle used in its boxed beef and value-added products.

Steven D. Hunt, one of NBP’s three managers and the Chief Executive Officer of U.S. Premium Beef, has over 27 years of experience in the beef industry. Mr. Hunt has been an integral member of NBP’s team and has helped to provide a supply of high-quality cattle.

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

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 26.0 billion pounds of beef in the calendar year 2007.  Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat, in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.

Beef carcasses are fabricated into boxed beef cuts for sale to retailers and food service operators who further process the cuts for sale to consumers. NBP estimates that approximately 80% of beef sold in the U.S. is sold as boxed beef.  In more recent years, meat processors have begun slicing and repackaging cuts, thereby reducing the amount of handling by the end retailer. These case-ready products may be placed directly into the retail display case for selection by the consumer. Case-ready products allow retail stores to shift butcher shop square footage to revenue-generating activities, reduce labor costs and workplace injuries associated with slicing beef, and potentially reduce food safety liability.

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

During fiscal year 2008, approximately 27.9 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  NBP’s Brawley facility was suspended from shipping beef to Japan in April 2008 following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  NBP’s Brawley Beef facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006; however, its border was subsequently closed on October 5, 2007.  South Korea reopened its border and started inspecting U.S. beef on June 27, 2008.  These constraints and uncertainties have had a negative impact on beef margins.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 12%, 10%, and 7% of total net sales in fiscal years 2008, 2007, and 2006, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Business Strategy

Increase Supplier Alliances.     NBP intends to continue to increase the number of high-quality cattle that it purchases from supplier alliances to increase revenue and improve profitability. The cattle NBP purchases through supplier alliances, such as its relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby NBP purchases cattle from suppliers outside of its primary supply territory. The percent of cattle NBP purchases pursuant to each of these methods fluctuates from period to period; the number of cattle NBP purchased on either a value-based formula or a secondary market basis was approximately 59.1% of its total cattle purchased in fiscal year 2008.

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

Continue to Improve Operating Efficiencies.     NBP plans to continue to focus on increasing its profit margins by improving operating efficiencies and increasing processing yields.  Since fiscal year 2001, NBP has invested approximately $311.9 million and successfully expanded its processing facilities, creating an efficient and high volume business.

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

Competitive Strengths

Vertically Integrated Business Model.    USPB owns the right and is subject to the obligation, if requested, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  USPB’s ownership of and contractual supply relationship with NBP enhances NBP’s ability to deliver a consistent, high-quality, value-added product to its customers.  During fiscal year 2008, USPB and its unitholders and associates provided NBP with approximately 19% of its total cattle requirements through the pricing grid process as more fully described in Item 13. Certain Relationships and Related Transactions, and Director Independence. NBP believes this supply relationship with USPB provides NBP with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide NBP’s customers with higher margin, value-added products.

Modern and Efficient Facilities.    NBP has invested more than $311.9 million since fiscal year 2001 to modernize its facilities, expand capacity and increase the rate at which cattle are processed. These facility upgrades and expansions have enabled NBP to significantly increase the number of cattle it processes. NBP believes that its beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. With the acquisition of the Brawley, California plant in June 2006, these three facilities combined are capable of processing about 14,000 cattle per day.  NBP believes that the efficiency improvements at these facilities have allowed NBP to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of major competitors. Furthermore, these efficiencies have helped NBP increase its market share of the U.S. supply of fed cattle processed by more than 6% since fiscal year 1997.  NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve customers, such as Wal-Mart, in this growing niche market. In addition, its facilities are strategically located to enable NBP to source cattle and beef products efficiently and to effectively serve customers.

Significant Value-Added Product Portfolio.    NBP’s value-added product portfolio consists of branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. NBP’s total value-added sales were approximately $1,619.0 million in fiscal year 2008, comprising approximately 27.7% of its total net sales. NBP’s value-added products contribute significantly more, in terms of gross margin, than its traditional boxed beef products and are an important component of NBP’s profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, NBP’s chilled and frozen export beef products, which primarily consist of premium cuts, had been its primary export to the international beef market, particularly to Japan.

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

Supplier, Customer and Channel Diversification.    Two of NBP’s beef processing facilities are located in southwest Kansas, and its primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the United States Department of Agriculture (USDA), cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 41.7% of the fed cattle marketed in the U.S. during fiscal year 2008.  NBP’s third beef processing facility is located in Brawley, California.  NBP’s source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom we have long-term cattle supply agreements.

The close proximity of NBP’s facilities to large supplies of cattle gives NBP’s buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers.  Additionally, the close proximity of NBP’s facilities to large supplies of cattle encourages its suppliers to tailor their production decisions to efficiently meet the demands of NBP’s customers, reduces NBP’s reliance on any one cattle supplier and lowers transportation costs.  During fiscal year 2008, excluding NBP’s supply arrangement with USPB, NBP’s largest supplier accounted for 6.5% of total purchases and NBP’s top 25 suppliers accounted for 41.7% of its total purchases.

NBP also has a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer. NBP sells products to retailers, distributors, food service providers, further processors, the U. S. military and through other channels. During fiscal year 2008, approximately 55% of NBP’s total net sales were to retailers and 25.1% to food service providers. Across these channels, NBP serves over 900 customers, which represent most major retailers and food service providers in the U.S.  In fiscal year 2008, no one customer represented more than 3.8% of total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented 7.8% of NBP’s total net sales. NBP’s top 10 customers represented 31.6% of total net sales in fiscal year 2008.

Experienced Management.    NBP is led by an experienced management team with, on average, over 23 years of experience in the beef processing industry. John R. Miller, Chief Executive Officer, has over 27 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within the U.S. beef processing industry. He has assembled a team of professionals, including NBP President, Timothy M. Klein, who have worked together over the past 17 years in developing NBP into a profitable and premium supplier of beef products.

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

Intellectual Property

NBP holds a number of trademarks and domain names that it believes are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley™ Premium Beef, and Leading the Way in Quality Beef™.  NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which it sells products. Currently, NBP has a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP’s products compete with a large number of other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, and JBS - Swift & Company. NBP management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of NBP’s competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 30, 2008, NBP had approximately 8,900 employees, of which approximately 42.7% are represented by collective bargaining agreements. Approximately 2,800 of NBP’s employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2012. Approximately 1,000 of NBP’s employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire on December 8, 2013.  NBP considers its relations with its employees and the United Food and Commercial Workers International Union and Teamsters International Union to be good.

Government Regulation and Environmental Matters

NBP’s operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the FDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of its products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  NBP immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. The rule dealt with three Interim Regulations that prohibit the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  NBP has historically and will continue to work closely with the USDA and any regulatory agencies to ensure that its operations comply with all applicable food safety laws and regulations.

Air emissions and wastewater and storm water discharges from NBP’s operations are subject to extensive regulation by the EPA and state and local authorities.  NBP’s Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  NBP’s Brawley, California facility is subject to air permitting and holds a Conditions for Authority to Construct and Permit to Operate, issued August 22, 2008, which is automatically renewed annually with payment of a permit fee unless revoked for cause.  NBP’s Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Brawley, California facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

NBP has an Environmental Compliance Management System in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to its operations.  NBP works closely with the Kansas Department of Health and Environment (KDHE) to assure environmental compliance.  Within this process, KDHE has made inquiries regarding the permitting of equipment that is the source of air emissions and which existed at the Liberal plant when NBP acquired the plant in 1993.  Specifically at issue is whether the equipment installed prior to NBP’s acquisition of the plant required prevention of significant deterioration permits under the Clean Air Act new source review program.  NBP is unable to predict the outcome of these inquiries at this time.  NBP has a Compliance Calendar System in place at its Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and is developing a Compliance Calendar System for its Brawley, California facility.

All of NBP’s facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  An agreement is in effect for NBP’s Dodge City, Kansas plant that will continue unless amended or revoked pursuant to its terms.  NBP has an agreement with the City of Liberal for wastewater and storm water treatment and is working with the City regarding expansion of the City’s treatment facilities and the terms of the renewal of the City’s discharge permit.  NBP expects significant expenditures associated with the expansion of the City’s treatment facilities.  NBP has an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant and has a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant.  NBP is in the process of revising the terms under which wastewater from its Moultrie plant is treated including discussions with the Joint Development Authority regarding its potential lease and operation of an off-site wastewater treatment facility that will allow NBP to respond to requests from the City of Moultrie that it treat phosphorus in its wastewater.  Estimated expenditures associated with the treatment of phosphorus in its wastewater whether through lease and operation of the Joint Development Authority facilities or other means by which it might address phosphorus have been included in its capital expenditure budget.  NBP has upgraded its treatment facilities at the Brawley plant to provide treatment that consistently meets the requirements of the Brawley City Ordinance and NBP is cooperating with the City as it responds to EPA Region 9 requirements for upgrades to the City’s publicly-owned treatment works needed in order for the City to comply with its direct discharge permit including requirements for ammonia and nutrient controls.  NBP holds a permit for its Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.  The Eastern Snyder County Regional Authority has requested pursuant to NBP’s Hummels Wharf permit that it reduce biological oxygen demand loadings in its wastewater and that it reduce nutrients in its wastewater.  NBP may need to construct additional wastewater treatment facilities to respond to these requirements and if that is the case, expenditures associated with these requirements will be included in NBP’s capital expenditure budget.

Storm water discharges from its plants are regulated pursuant to general permits issued by the respective states.  In the states in which NBP has operations, it is in various stages of renewing its coverage under the respective general permits.

NBP’s Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from its wells.  NBP holds public water supply permits allowing it to supply potable water to its employees at its Dodge City, Kansas and Liberal, Kansas facilities.  The public water supply permits do not have expiration dates.

NBP also is subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes NBP generated have been disposed.  NBP’s Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia and Brawley, California facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at NBP’s Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by NBP’s Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at NBP’s Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  Solid waste from the Brawley, California plant is composted except that general plant trash is landfilled and usable waste is taken to renderers.  NBP is not aware that it has any liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  NBP’s plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.  NBP also reports accidental releases of hazardous substances pursuant to the Superfund law and amendments and state law counterparts.

In fiscal year 2008, NBP incurred expenses of approximately $4.5 million primarily related to the maintenance and improvement of wastewater treatment facilities and air pollution control.  NBP also incurred approximately $3.4 million in capital expenditures related to its wastewater treatment facilities and air pollution control in fiscal year 2008 and anticipate capital expenditures of approximately $11.4 million in fiscal year 2009 for environmental projects related to the wastewater treatment facilities and air pollution control.

NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, unless otherwise agreed to by its livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold its cash livestock purchases in trust for its livestock suppliers until they have received full payment of the cash purchase price. As of August 25, 2007, NBP has secured a bond of $35.4 million to satisfy these requirements.  The bond is supported by a $10.6 million letter of credit.

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

ITEM 1A.               RISK FACTORS

As described throughout this document, USPB’s business involves the operation of an integrated cattle processing and beef marketing enterprise in which USPB’s unitholders and associates supply cattle that are processed at the facilities owned and operated by USPB’s majority-owned subsidiary, National Beef Packing Co, LLC.  NBP markets and distributes the beef and beef products produced from both cattle supplied by USPB’s unitholders and associates and other cattle purchased by NBP from other sources.  The financial results of NBP’s operations therefore are the single largest influence on USPB’s financial performance.  Consequently, those factors and risks that impact the performance of NBP’s business have a direct and immediate influence on USPB’s performance.  However, there are also some risks that are unique to USPB.  This Risk Factors section is divided into two parts, with one subsection focusing on the risk factors that influence the performance of NBP and another subsection discussing certain risk factors that are directly applicable to USPB.

USPB’s business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below.  The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations, and cash flows.  While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position, and financial performance in the future.

Risk Factors Associated With Operations of NBP

Risks Related to the Proposed Transaction

JBS and NBP may be unable to obtain the regulatory approvals required to complete the proposed transaction or, in order to do so, JBS and NBP may be required to comply with material restrictions or conditions, which they may be unable or unwilling to do.

The proposed transaction is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the rules and regulations promulgated thereunder, which provide that some acquisition transactions may not be completed until required information has been furnished to the Federal Trade Commission (FTC) and the Antitrust Division of the DoJ, and until the waiting period has been terminated or has expired.  JBS and NBP filed the required HSR Act notifications with the Antitrust Division, the FTC and applicable foreign jurisdictions as soon as practicable following approval of the proposed transaction by the members of U.S. Premium Beef and the shareholders of JBS.  The DoJ, joined by the state attorneys general from seventeen states, filed a civil antitrust suit on October 20, 2008 in the U.S. District Court for the Northern District of Illinois seeking a permanent injunction against the proposed acquisition of NBP by JBS.  A similar suit was filed on November 13, 2008 in the same court by R-CALF and OCM.  While NBP intends to vigorously contest these attempts to block the acquisition, there can be no assurance that NBP will be successful.

The purchase agreement limits NBP’s ability to pursue alternatives to the proposed transaction.

The purchase agreement contains terms and conditions that make it more difficult for NBP to sell its business to a party other than JBS.  These “no shop” provisions impose restrictions on NBP and the Sellers that, subject to certain exceptions, limit the ability of NBP and the Sellers to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of NBP.

The businesses of NBP may be adversely affected if the proposed transaction is not completed.

Completion of the proposed transaction is subject to several closing conditions.  NBP’s future operations may be harmed to the extent that potential customers and suppliers are uncertain about its future direction.  NBP and the Sellers will also be required to pay significant costs incurred in connection with the proposed transaction, including legal and accounting fees, whether or not the proposed transaction is completed.  Moreover, under specified circumstances, NBP could be required to pay JBS a termination fee of up to $25 million plus reimbursement of certain JBS expenses in connection with the termination of the MIPA.  Under other circumstances, JBS could be required to pay the Sellers in connection with the termination of the MIPA a termination fee of up to $25 million plus reimbursement of certain expenses incurred by NBP and the Sellers.

Although it is expected that the proposed transaction will result in benefits to JBS, which will include NBP, JBS may not realize those benefits because of integration and other challenges.

The failure of JBS to meet the challenges involved in integrating the operations of JBS and NBP successfully or otherwise to realize any of the anticipated benefits of the proposed transaction could seriously harm the results of operations of JBS and NBP.  Realizing the benefits of the proposed transaction will depend in part on the integration of operations and personnel. The integration of companies is a complex and time-consuming process that, without proper planning and implementation, could significantly disrupt the businesses of JBS and NBP.  The challenges involved in integration include the following:

  difficulties in integrating operations, existing contracts, accounting processes and employees and realizing the anticipated synergies of the combined businesses;

  diversion of financial and management resources from existing operations;

  the price JBS pays or other resources that it devotes may exceed the value it realizes, or the value it could have realized if it had allocated the purchase price or other resources to another opportunity;

  potential loss of key employees, customers and strategic alliances from either JBS’s current business or the business of NBP;

  assumption of unanticipated problems or latent liabilities; and

  minimizing the diversion of management attention from ongoing business concerns.

JBS may not successfully integrate the operations of JBS and NBP in a timely manner, or at all, and as a result JBS and NBP may not realize the anticipated benefits or synergies of the proposed transaction to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, the ability of JBS and NBP to realize these benefits and synergies could be adversely impacted by practical constraints on its ability to combine operations.

JBS will continue to be controlled by its current controlling shareholders, whose interests may differ from those of NBP.

As of the date of this report, JBS’s controlling shareholders hold a majority of the voting share capital.  After the closing of the proposed transaction, JBS’s current controlling shareholders are anticipated to hold or control shares representing a majority of JBS’s voting share capital.  As long as JBS’s current controlling shareholders continue to hold or control a significant block of voting rights, they will control JBS and NBP, and this will enable them, without the consent of the other JBS shareholders, to:

  elect and remove from office the majority of JBS’s board of directors;

  control JBS’s management and policies; and

  determine the outcome of most corporate transactions or other matters submitted to JBS’s shareholders for approval, including mergers, acquisitions, and the sale of all or substantially all of JBS’s assets or the delisting of JBS common shares from the Novo Mercado.

JBS’s current controlling shareholders may also have their own interests, which may not be the same as those of NBP.

Risks Related to NBP’s Operations

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

NBP has a significant amount of debt.  As of August 30, 2008, NBP had $377.8 million of long-term debt, $3.6 million of which was classified as a current liability.  As of August 30, 2008, NBP’s amended and restated credit facility consists of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $11.4 million, outstanding letters of credit of $45.2 million and available borrowings of $143.4 million, based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on its amended and restated credit facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $129.4 million and capital leases and other obligations of $13.7 million as of August 30, 2008.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NBP may incur significant additional debt in the future. The terms of the indenture governing NBP’s Senior Notes permit it to incur additional debt in the future and its sixth amended and restated credit facility permits additional borrowings under certain circumstances. As of August 30, 2008, NBP had approximately $143.4 million of availability under the most restrictive financial covenant calculations in its amended and restated credit facility. NBP may borrow to fund its capital expenditures and working capital needs. NBP also may incur additional debt to finance future acquisitions.

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

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover NBP’s sales to Wal-Mart’s affiliate, Sam’s Club, represented approximately 4.9% of NBP’s total net sales in fiscal year 2008.  NBP’s agreement with Wal-Mart expired on January 31, 2004, and it has not entered into a new agreement.  If Wal-Mart does not continue to purchase from NBP, it could have a material adverse effect on its sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and NBP’s noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

NBP’s operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of NBP’s products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of environmental laws and regulations, including those relating to wastewater and storm water discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. In addition, NBP is subject to a variety of immigration laws and regulations, including those relating to the hiring and retention of employees.  NBP’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, interruption of NBP’s operations, recalls of NBP’s products or seizures of NBP’s properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase NBP’s costs and limit its business operations.

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

In fiscal year 2008, exports, primarily to Mexico, China, Japan, South Korea, Canada, Hong Kong, Egypt, and Taiwan, accounted for approximately 12% of NBP’s total net sales. NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to NBP’s international operations is BSE, as discussed above in Item 1. Business.

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

NBP’s principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions, and JBS - Swift & Company. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. NBP’s ability to be an effective competitor will depend on its ability to compete on the basis of these characteristics. Some of NBP’s competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products. NBP cannot provide certainty that it will be able to compete effectively with these companies and its ability to compete could be adversely affected by its significant debt levels.

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

NBP has approximately 8,900 employees worldwide. Approximately 2,800 employees at NBP’s Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012. Approximately 1,000 employees at NBP’s Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013.  A labor-related work stoppage by these unionized employees could limit NBP’s ability to process and ship its products or increase its costs, which could adversely affect NBP’s results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at NBP’s non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect its results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

Risk Factors Associated with USPB

USPB facilitates the delivery of the cattle provided by its unitholders and associates to NBP and does not have arrangements for alternative markets for its unitholders and associates cattle.

USPB’s sole customer for the cattle provided by its unitholders and associates is NBP.  Given USPB’s ownership of a majority interest in NBP, USPB has not developed alternative customers for the cattle provided by USPB’s unitholders and associates.  If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB’s unitholders and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB’s unitholders that would permit USPB to reduce the number of cattle acquired from unitholders and sold to NBP.  While such provisions would mitigate harm to USPB, it is likely that the value of the linked Class A and Class B units and the associated delivery rights held by USPB’s unitholders would be impaired.

The other members of NBP do not deliver cattle to NBP for processing, creating the possibility that the interests of those other members of NBP could conflict with the interests of USPB and its unitholders.

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

The Internal Revenue Service could assert that USPB should be treated as a corporation for federal income tax purposes.

Under applicable regulations, an unincorporated entity such as a limited liability company is treated as a partnership for federal income tax purposes unless the entity is considered a “publicly traded partnership” or the entity affirmatively elects to be taxed as a corporation.  USPB has not elected to be taxed as a corporation, and USPB believes that it should be treated as a partnership not taxable as a corporation for federal income tax purposes.  USPB has not requested and will not request any ruling from the IRS, however, with respect to its classification as a partnership for federal income tax purposes.  If the IRS were to assert successfully that USPB were taxable as a corporation for federal income tax purposes in any taxable year, holders of linked Class A units and Class B units would not be required to report on their federal income tax returns their allocable share of USPB’s items of income, gain, deduction, and loss for that year and USPB would be subject to tax on its net income for that year at corporate tax rates.  In addition, any distributions would be taxable to holders of linked Class A units and Class B units as dividend income.  Taxation of USPB as a corporation could materially reduce the after−tax return on an investment in units and could substantially reduce the value of your units.

Failure to achieve and maintain effective internal controls could have a material adverse effect on USPB’s business, operating results and financial condition.

USPB is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent auditors addressing these assessments. This process is both costly and challenging.  During the course of testing, USPB may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if USPB fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for USPB to produce reliable financial reports and are important to helping prevent financial fraud.  If USPB cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and its business, results of operation and financial condition could be adversely affected.

USPB depends on the service of key senior management personnel, the loss of which could materially harm its business.

USPB’s success will depend, in part, on the efforts of its key senior management personnel. The market for qualified personnel is competitive and USPB’s future success will depend on its ability to attract and retain these personnel. USPB does not have long-term employment agreements with most of its senior management. USPB may not be able to negotiate either new contracts or renewals of any existing long-term employment agreements on terms favorable to USPB or at all. The loss of the services of any of USPB’s key senior management personnel or the failure to attract and retain highly skilled personnel in the future could have a material adverse effect on USPB’s business, results of operations and financial condition.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

USPB’s corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri, in proximity to the corporate offices of NBP.  The Company leases its office space from the Kansas City Aviation Department, with offices at 601 Brasilia Avenue, Kansas City, Missouri 64153.

NBP owns its Dodge City, Kansas, Liberal, Kansas, Brawley, California and Hummels Wharf, Pennsylvania facilities. NBP leases its headquarters facility in Kansas City, Missouri, its Kansas City Steak Company processing facility in Kansas City, Kansas and its case-ready facility in Moultrie, Georgia. NBP also lease its offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Beijing, China.  NBP’s amended and restated credit facility is secured by a first priority lien on substantially all of its assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head
Case Ready Facilities:
Hummels Wharf, Pennsylvania	97,400 pounds
Moultrie, Georgia	169,500 pounds
Portion Control Facility:
Kansas City, Kansas	54,000 pounds

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

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of October 25, 2008, there were 452 record holders of linked Class A and Class B units.  The sales prices by quarter and since the end of the fiscal year were as follows:

	Affiliated Sales		Third Party Sales
	Low	High	Low	High
Fiscal Year 2008
Quarter ending:
November 24, 2007	$81.44	$100.00	$110.00	$130.00
February 23, 2008	$110.00	$110.00	$120.00	$120.00
May 31, 2008	$60.00	$122.90	$0.00	$0.00
August 30, 2008	$100.00	$130.00	$0.00	$0.00
Subsequent to August 30, 2008	$100.00	$200.00	$0.00	$0.00

Fiscal Year 2007
Quarter ending:
November 25, 2006	$88.00	$165.00	$120.00	$135.00
February 24, 2007	$60.00	$122.00	$120.00	$130.00
May 26, 2007	$130.85	$130.85	$130.00	$130.00
August 25, 2007	$120.00	$120.00	$0.00	$0.00
Subsequent to August 25, 2007	$100.00	$100.00	$110.00	$130.00

 The affiliated sales represent sales that were not at arms length and, therefore, the sales price ranges disclosed above are not necessarily indicative of the market value of the linked Class A and Class B units during the periods in question.

On February 20, 2007 and February 26, 2007, USPB made cash distributions to each of its unitholders in the amount of $1.17 and $1.20, respectively, for each linked Class A unit and Class B unit held by its unitholders.

The payment of cash distributions are made only from assets legally available for that purpose and depend on the Company’s financial condition, results of operations, and other factors then deemed relevant by USPB’s board of directors.  Cash distributions are paid to the holders of linked Class A and Class B units at the discretion of the board of directors and to the extent permitted by USPB’s senior lenders.  See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 30, 2008.  The selected data should be read in conjunction with the consolidated financial statements for the fiscal year ended August 30, 2008, the related notes and the independent auditors’ report.

Historical per share data has been omitted because, under the cooperative structure, earnings of the cooperative are distributed as patronage dividends to shareholders and associate members based on the level of business conducted with the cooperative as opposed to common shareholder’s proportionate share of underlying equity in the cooperative. Pro forma per unit data has been included below because as an LLC, the restructured entity will, beginning in September 2004, make distributions to its unitholders based on their proportionate share of the underlying equity in the linked Class A and Class B units, 33% and 67%, respectively, as opposed to the level of business conducted with the LLC. The pro forma per unit data gives effect to the exchange of one Class A unit and one Class B unit of the newly formed LLC for each share of common stock of the cooperative, effective August 29, 2004. Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which linked Class A units and Class B units may be issued, redeemed, and transferred separately.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

		Fiscal Years Ended (1)
	August 30, 2008	August 25, 2007	August 26, 2006	August 27, 2005	August 28, 2004
	(In millions, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$5,847.3	$5,578.5	$4,636.0	$4,338.9	$4,093.5
Costs and expenses:
Cost of sales	5,612.4	5,444.0	4,503.8	4,229.9	3,973.7
Selling, general, and administrative	51.7	46.1	37.6	34.0	34.8
Depreciation and amortization	36.4	32.4	28.7	24.4	21.2
Operating income	146.8	56.0	65.9	50.6	63.8
Other income (expense):
Minority owners' interest in net income of National Beef Packing Co., LLC	(55.1)	(7.8)	(16.6)	(8.5)	(19.4)
Interest income	1.4	2.1	1.3	0.7	0.7
Interest expense	(34.2)	(39.8)	(32.4)	(29.0)	(26.6)
Interest rate exchange agreement	-	-	-	0.1	0.6
Other, net	5.1	1.0	3.1	(3.2)	1.1
Total other expense	(82.8)	(44.5)	(44.6)	(39.9)	(43.6)
Income tax expense	(1.8)	(1.9)	(1.6)	(2.1)	(1.1)
Net income	$62.2	$9.6	$19.7	$8.6	$19.1

Selected Balance Sheet Data:
Cash and cash equivalents	$77.4	$62.9	$54.4	$50.5	$35.2
Total assets	$927.1	$848.6	$784.8	$656.1	$663.8
Long-term debt, less current maturities	$376.3	$438.5	$380.5	$314.0	$331.8
Minority interest	$188.0	$77.9	$73.0	$65.0	$63.1
Capital shares and equities	$126.5	$153.2	$148.8	$124.0	$118.0

Common shares outstanding	n/a	n/a	n/a	n/a	691,845
Class A and Class B linked units outstanding	735,385	735,385	735,505	691,845	n/a

Per Linked Unit Data:
Earnings Per Unit
Basic	84.60	$13.11	$28.06	$12.49
Diluted	83.37	$12.91	$27.56	$12.25

Outstanding weighted-average units
Basic	735,385	735,455	702,843	691,845
Diluted	746,176	747,067	715,385	705,063

Proforma amounts assuming the conversion to
an LLC is applied retroactively:

Earnings Per Unit
Basic	$84.60	$13.11	$28.06	$12.49	$27.60
Diluted	$83.37	$12.91	$27.56	$12.25	$27.10

Outstanding weighted-average units
Basic	735,385	735,455	702,843	691,845	691,845
Diluted	746,176	747,067	715,385	705,063	704,748

(1)	Our fiscal year ends on the last Saturday in August. Fiscal year 2008 consisted of a 53 week year; fiscal years 2004 - 2007 each consisted of a 52 week year.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Disclosure Regarding Forward-Looking Statements, Item 1A. Risk Factors, and elsewhere in this report.

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

In connection with the cooperative’s purchase of its interest in FNB, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.   The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as USPB is an owner in NBP. Cattle delivered by USPB are processed in NBP’s three processing plants.

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

On June 12, 2003, the cooperative entered into an agreement with Farmland to acquire all of the partnership interests in FNB held by Farmland, which approximated 71.2%. As a result of this acquisition, the cooperative gained voting control of FNB and converted it to a limited liability company, National Beef Packing Company, LLC, under Delaware law. These transactions (Acquisition) closed on August 6, 2003. NBP assumed both the Uniform Delivery and Marketing Agreements and the cattle purchase agreement. NBP continues to hold all of the same assets its predecessor held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Acquisition, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.

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

On February 29, 2008, JBS, NBP, USPB and the other holders of membership interests in NBP, including NBPCO Holdings, LLC and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (Sellers), entered into a Membership Interest Purchase Agreement (MIPA). Under the MIPA, JBS will acquire all of the outstanding membership interests in NBP for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS (Purchase Price).

Pursuant to the MIPA, at closing USPB and certain other members of NBP will receive their proportionate share of the Purchase Price with (i) 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (JBS Stock) or (ii) 100% to be paid in shares of JBS Stock, which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on the volume weighted average of the closing per share price of the JBS Stock on the BOVESPA stock exchange during the 20 trading days prior to closing, subject to certain adjustments. Certain of NBP’s members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the Sellers may still demand to close, but be paid entirely in cash.

Consummation of the MIPA is subject to customary conditions, including approval of the MIPA by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  On March 14, 2008, at a Special Meeting of Members, USPB’s members approved the MIPA and the transactions contemplated under the MIPA.  The shareholders of JBS approved the MIPA on April 11, 2008. On October 20, 2008, the U.S. DoJ, joined by the state attorneys general from seventeen states, filed a civil antitrust suit in U.S. District Court for the Northern District of Illinois seeking a permanent injunction against the MIPA alleging that it would result in lower prices paid to cattle suppliers and higher beef prices for consumers.  A similar suit was filed on November 13, 2008 in the same court by R-CALF and OCM.  These actions are being vigorously contested by USPB, NBP, and JBS.

The MIPA contains certain termination rights and provides that under certain circumstances, JBS or NBP may be required to pay NBP or JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

In calendar year 2007, NBP was the fourth largest beef processing company in the United States. In fiscal year 2008, NBP accounted for approximately 13.7% of the fed cattle processed in the United States. NBP processes, packages and delivers fresh beef for sale to customers in the United States and international markets. NBP’s products include boxed beef and beef by-products, such as hides and offal. In addition, they sell value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. NBP markets its products to retailers, distributors, food service providers and the United States military. The relationship between USPB and NBP facilitates a vertically integrated business model and provides NBP with a significant portion of the high-quality cattle used in its boxed beef and value-added products.

NBP Results of Operations

The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	Fiscal Years Ended
	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
		(in millions)
Net sales	$5,847.3	$5,578.5	$4,636.0

Costs and expenses:
Cost of sales	5,612.4	5,443.9	4,503.8
Selling, general, and administrative	43.7	42.5	34.0
Depreciation and amortization	36.4	32.4	28.7

Operating income	154.8	59.7	69.5

Other income (expense):
Interest income	0.5	0.6	0.4
Interest expense	(34.0)	(39.4)	(32.0)
Other, net	5.0	1.0	3.0
Total other expense, net	(28.5)	(37.8)	(28.6)
Income tax expense	(1.8)	(1.9)	(1.5)
Net income	$124.5	$20.0	$39.4

NBP’s net income for the fiscal year 2008 was $124.5 million compared to $20.0 million for the fiscal year 2007, an increase of $104.5 million. This is attributed to increased operating income due primarily to increased margins and lower interest expense, partially offset by increased selling, general and administrative expenses.  Sales were higher, principally due to an average increase in beef sales prices per head of 8.5% in the current year as compared to the prior year.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  In addition, the current reporting period reflects an extra week of sales activity as compared to the same period of last year.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal year 2008 as compared to fiscal year 2007.  Cost of sales were higher, principally due to an extra week of costs in the current reporting period as compared to the same period of last year and an increase in live cattle prices that were approximately 2.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier. Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 2.6% during fiscal year 2008 as compared to fiscal year 2007.  Operating income increased $95.1 million over the prior year.  As a percent of sales, operating income was 2.6% and 1.1% for fiscal years 2008 and 2007, respectively.

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

Outlook

The extreme price volatility experienced in both input costs and cattle prices continues to keep the liquidation of the U.S. herd ongoing and resulting in smaller fed-cattle supplies over the next two to three years at a minimum.  Cattle continue to be placed onto feed at near record heavy in-weights which will keep the carcass weights historically heavy and the feedlot turnover rates active.  The current weak global economic status will restrict consumer buying power and challenge the beef industry’s ability to obtain higher beef prices and to sustain export growth.  The key to supporting cattle and beef prices over the coming months will be improved consumer confidence and the stabilization of the financial markets.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  NBP’s Brawley facility was suspended from shipping beef to Japan in April 2008 following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  NBP’s Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006; however, its border was subsequently closed on October 5, 2007.  South Korea reopened its border and started inspecting U.S. beef on June 27, 2008.  These constraints and uncertainties have had a negative impact on beef margins.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 12%, 10%, 7% of total net sales in fiscal years 2008, 2007, and 2006,  respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

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

Accounting for Investment in NBP.  In accordance with accounting principles generally accepted in the United States of America, NBP’s financial position and results of operations are consolidated into our financial statements and all transactions between the two companies are eliminated in the consolidation. A minority owners’ interest is presented which represents the earnings of NBP attributable to those holding a minority interest in NBP.

Allowance for Returns and Doubtful Accounts. The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectability. While management believes these processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts. Management uses significant judgment in estimating amounts expected to be returned. Management considers factors such as historical performance and customer conditions in estimating return amounts.

Inventory Valuation. Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.  Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than their carrying amounts. If actual results differ from management estimates with respect to the selling of inventories at amounts less than their carrying amounts, NBP would adjust its inventory balances accordingly.

Goodwill and Other Intangible Assets.  We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess goodwill and other indefinite life intangible assets annually for impairment.  If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded approximately $1.8 million as goodwill.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 30, 2008, management determined there was no impairment.

Workers’ Compensation Accrual. NBP incurs certain expenses associated with workers’ compensation. To measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported. The estimates used by management are based on our historical experience as well as current facts and circumstances.

Income Taxes. The Company adopted Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes in the first quarter of fiscal year 2008.  As a result of the adoption, tax reserves in the amount of approximately $0.5 million were reversed (for further information, see Note 9 Income Taxes to our consolidated financial statements included in Item 8 of this report).

Automobile Liability Accrual.  We incur certain expenses associated with automobile liability.  In order to measure the expense associated with these costs, management must make a variety of estimates to determine the ultimate cost to us related to incurred accidents.  The estimates used by management are based on our historical experience as well as current facts and circumstances.

Minority Owners’ Interest.  Minority owners’ interest represents Class A, B and C interests held by NBP management and NBPCo Holdings, which include repurchase rights of the holders.  At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, NBP members with redemptive rights may request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.

The Company uses Stern Brothers Valuation Advisors, to assist management in measuring fair value of the minority owners’ interest.  Key assumptions in determining the fair value include the value offered by JBS under the MIPA, management’s estimate of the probability of the MIPA reaching a successful conclusion, valuation multiples of publicly traded companies in the same or similar industries, management’s projections of future cash flows, and the discount rate applied to the projected future cash flows.

The value of the minority owners’ interest at August 30, 2008, increased by approximately $148.2 million compared to the value at August 25, 2007 primarily as a result of the indication of fair value from the MIPA that was entered into on February 29, 2008 with JBS.  Under the MIPA, JBS will acquire all of the outstanding membership interests in NBP for an aggregate value of $560.0 million.  The value also significantly increased as a result of the increased operating results of NBP in fiscal year 2008 as compared to fiscal year 2007 and an associated increase in management’s projections of future cash flows.

The U.S. DoJ, state attorneys general from seventeen states, R-CALF, and OCM have filed civil antitrust suits seeking a permanent injunction of the MIPA.  Although these suits are being vigorously contested by USPB, NBP and JBS, the fair value of the minority owners’ interest could be significantly impacted if the MIPA is unable to be successfully completed.  The valuation could also be significantly impacted if management’s projections of future cash flows change or valuation multiples of publicly traded companies in the same or similar industries change.  Offsetting the change in the value of the minority owners’ interest is a corresponding change in members’ capital.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

	Fiscal Years Ended
	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
		(in millions)
Net sales	$5,847.3	$5,578.5	$4,636.0

Costs and expenses:
Cost of sales	5,612.4	5,444.0	4,503.8
Selling, general, and administrative	51.7	46.1	37.6
Depreciation and amortization	36.4	32.4	28.7

Operating income	146.8	56.0	65.9

Other income (expense):
Minority owners' interest in net income of National Beef Packing Co.	(55.1)	(7.8)	(16.6)
Interest income	1.4	2.1	1.3
Interest expense	(34.2)	(39.8)	(32.4)
Other, net	5.1	1.0	3.1
Total other expense, net	(82.8)	(44.5)	(44.6)
Income tax expense	(1.8)	(1.9)	(1.6)
Net income	$62.2	$9.6	$19.7

The results of operations of NBP for the fiscal years ending August 30, 2008, August 25, 2007, and August 26, 2006 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

Fiscal Year Ending August 30, 2008 compared to August 25, 2007

Net Sales.    Net sales were $5,847.3 million for fiscal year 2008, an increase of $268.8 million, or 4.8%, compared to $5,578.5 million for fiscal year 2007.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 8.5% in the fifty-three week period ended August 30, 2008 as compared to the fifty-two week period in the prior year.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  In addition, the current reporting period reflects an extra week of sales activity as compared to the same period of last year.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal year 2008 as compared to fiscal year 2007.

Cost of Sales.    Cost of sales was $5,612.4 million for fiscal year 2008, an increase of $168.4 million, or 3.1%, from $5,444.0 million for fiscal year 2007. The increase was primarily a result of an extra week of costs in the current reporting period as compared to the same period of last year.  Also contributing to the increase in cost of sales was increased live cattle prices that were approximately 2.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 1.2% more, during the fifty-three week period of fiscal year 2008 than the fifty-two week period of last year.  Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 2.6% during fiscal year 2008 as compared to fiscal year 2007.  Cost of sales, as a percentage of net sales, was 96.0% and 97.6% for fiscal years 2008 and 2007, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.7 million for fiscal year 2008 compared to $46.1 million for fiscal year 2007, an increase of $5.6 million, or 12.1%.  The increase for this period is primarily due to an increase in payroll, bonus, and benefit expenses of approximately $3.5 million, an increase in legal expenses of $1.5 million, and an increase in marketing expense of approximately $0.8 million.  The current reporting period reflects an extra week of expense as compared to the same period of last year, which contributed to the increase in the expenses discussed above as well as the selling, general and administrative expenses in general.  Offsetting the increases in selling, general and administrative expenses were decreases of approximately $0.8 million in the provision for bad debts and approximately $0.4 million in repairs and maintenance costs during fiscal year 2008 as compared to fiscal year 2007.  Selling, general and administrative expenses, as a percentage of net sales, were 0.9% and 0.8% for fiscal years 2008 and 2007, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $36.4 million for fiscal year 2008 compared to $32.4 million for fiscal year 2007, an increase of $4.0 million, or 12.3%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at NBP’s three beef plants and at the two Case Ready plants during fiscal year 2008.  In addition, the current reporting period reflects an extra week of expense as compared to the same period of last year.

Operating Income. Operating income was $146.8 million for fiscal year 2008, a significant increase of $90.8 million, or 162.1%, from $56.0 million for fiscal year 2007.  Operating income, as a percentage of net sales, was 2.5% and 1.0% for fiscal years 2008 and 2007, respectively.  The significant improvement in operating income during fiscal year 2008 was related primarily to a more favorable market environment in the current year as compared to last year as well as the past several years.  Improved customer demand allowed for increased selling prices and improved conditions with the Asian markets allowed for increased export sales during the fifty-three week period of fiscal year 2008 as compared to the fifty-two week period of fiscal year 2007.

Minority Owners’ Interest in NBP. Minority interest in NBP in fiscal year 2008 was $55.1 million compared to $7.8 million in fiscal year 2007, an increase of $47.3 million. The increase is due to higher net income earned by NBP. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense. Interest expense was $34.2 million for fiscal year 2008 compared to $39.8 million for fiscal year 2007, a decrease of $5.6 million, or 14.1%.  The decrease in interest expense during fiscal year 2008 as compared to fiscal year 2007 was due primarily to lower interest rates on NBP’s variable rate debt, a decrease of approximately 242 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $8.2 million at August 30, 2008 as compared to August 25, 2007.  Also contributing to the offset, was an extra week of interest expense in the current reporting period as compared to the same period of last year.

Other, Net. Other non-operating income, net was $5.1 million in fiscal year 2008 compared to other non-operating income, net of $1.0 million in fiscal year 2007, an increase of $4.1 million.  Fiscal year 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero.  Fiscal year 2007 included an approximate $0.2 million gain on the sale of land.  Fiscal years 2008 and 2007 also included $0.4 million and $0.7 million, respectively, in expense for the write-off of unamortized loan costs associated with the repurchase and cancellation of NBP’s Senior Notes during fiscal year 2008 and amending and restating NBP’s credit facility during fiscal year 2007.

 Income Tax Expense.  Income tax expense was $1.8 million for fiscal year 2008 as compared to $1.9 million for fiscal year 2007, a decrease of $0.1 million, or 5.3%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.6 million of these business taxes in income tax expense during fiscal year 2008 as compared to fiscal year 2007.  The decrease in income taxes for the period of approximately $0.7 million is related to NBP’s subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for fiscal years 2008 and 2007.

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

Cost of Sales.    Cost of sales was $5,444.0 million for fiscal year 2007, an increase of $940.2 million, or 20.9%, from $4,503.8 million for fiscal year 2006. The majority of the increase came as a result of an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the Brawley Beef acquisition, at average weights about 0.7% higher than the prior year and at average live cattle prices of approximately 5.1% higher than fiscal year 2006.  The tightened supply of market-ready cattle and increased corn prices raised live cattle costs during fiscal year 2007.  Cost of sales, as a percentage of net sales, was 97.6% and 97.1% for fiscal years 2007 and 2006, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.1 million for fiscal year 2007 compared to $37.6 million for fiscal year 2006, an increase of $8.5 million or 22.6%. The increase resulted primarily from an approximate $2.9 million increase in bad debt expense resulting from significant net bad debt recoveries in fiscal year 2006 and an increase in payroll and benefit expenses of approximately $2.5 million.  Also contributing to the increase in selling, general and administrative expenses was approximately $0.6 million more in repairs and maintenance and $0.4 million more in advertising expense as compared to the same period of last year.  The acquisition of Brawley Beef on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current fifty-two week period as compared to the same period of last year.  Selling, general and administrative expenses, as a percentage of net sales, were 0.8% and 0.8% for fiscal years 2007 and 2006, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $32.4 million for fiscal year 2007 compared to $28.7 million for fiscal year 2006, an increase of $3.7 million, or 12.9%.  The increase was primarily due to a full year of depreciation expense at NBP’s Brawley plant in fiscal year 2007 compared to thirteen weeks in fiscal year 2006, as well as additional assets being placed into service, mostly at NBP’s two Kansas beef processing plants during fiscal years 2007 and 2006.

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

Interest Expense. Interest expense was $39.8 million for fiscal year 2007 compared to $32.4 million for fiscal year 2006, an increase of $7.4 million, or 22.8%. The increase was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $81.3 million, mostly as a result of the Brawley Beef acquisition, for fiscal year 2007 as compared to fiscal year 2006.  Interest expense also increased due to higher interest rates on NBP’s variable rate debt, an increase of approximately 67 basis points, during the fifty-two weeks of fiscal year 2007 as compared to the same period of last year.

Other, Net. Other non-operating income, net was $1.0 million in fiscal year 2007 compared to other non-operating income, net of $3.1 million in fiscal year 2006, a variance of $2.1 million.  Fiscal year 2006 included an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials.  Fiscal year 2007 includes an approximate $0.2 million gain on the sale of land.  Fiscal years 2007 and 2006 include $0.7 million and $0.6 million, respectively,  in expense for the write-off of unamortized loan costs associated with amending and restating NBP’s Credit Facility.

 Income Tax Expense.  Income tax expense was $1.9 million for fiscal year 2007 as compared to $1.6 million for fiscal year 2006, an increase of $0.3 million, or 18.8%.  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for fiscal years 2007 and 2006.

Liquidity and Capital Resources

As of August 30, 2008, we had net working capital of $277.9 million, which included $19.2 million in distributions payable, and cash and cash equivalents of $77.4 million.  As of August 25, 2007, we had net working capital of $280.5 million, which included $2.7 million in distributions payable, and cash and cash equivalents of $62.9 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of August 30, 2008, we had $380.9 million of long-term debt, of which $4.6 was classified as a current liability.  As of August 30, 2008, NBP’s Credit Facility consisted of a $202.6 million term loan, all of which was outstanding, a term loan with CoBank of which $3.1 million was outstanding and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $11.4 million, outstanding letters of credit of $45.2 million and available borrowings of $143.4 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all financial covenants as of August 30, 2008, except for the capital expenditure limitation for which NBP subsequently received a waiver as described below.

In addition to outstanding borrowings under its Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, Senior Notes of $129.4 million and capital lease and other obligations of $13.7 million as of August 30, 2008.

Capital spending through the end of fiscal year 2009 is expected to approximate $50.0 million. These expenditures are primarily for plant expansion, equipment renewals and improvements including $11.4 million for environmental and air pollution control.

The Company believes that available borrowings under NBP’s Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond their control.

Operating Activities

Net cash provided by operating activities was $155.1 million in fiscal year 2008 compared to net cash used in operating activities of $8.0 million in fiscal year 2007. The $163.1 million increase was due primarily to a significant increase of approximately $52.6 million in net income and a $47.6 million increase in minority interest in fiscal year 2008 as compared to fiscal year 2007.  Also contributing to the improvement was net cash being provided primarily in operating activities through inventory, accounts payable and accrued compensation and benefits during the fifty-three week period of the current year while net cash was used primarily in operating activities through accounts receivable during the fifty-two week period of last year.

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

Investing Activities

Net cash used in investing activities was $58.9 million in fiscal year 2008 as compared to $41.5 million for fiscal year 2007, an increase of $17.4 million. The increase was primarily attributable to more capital spending during fiscal year 2008 and included the purchase of approximately $10.0 million of equipment that we had initially planned to lease.

Net cash used in investing activities was $41.5 million in fiscal year 2007 compared to $32.9 million for fiscal year 2006, an increase of $8.6 million. The increase was primarily attributable to more capital spending during fiscal year 2007.

Financing Activities

Net cash used in financing activities was $81.7 million in fiscal year 2008 compared to net cash provided by financing activities of $58.0 million in fiscal year 2007.  The change was primarily attributed to a $46.5 million difference in net revolving credit borrowings, the borrowing of $40.0 million on NBP’s term note in the 2007 period that did not recur in the 2008 period, the $30.6 million purchase and cancellation of Senior Notes, a $11.1 million change in the impact of overdraft balances, a $10.5 million in proceeds from a sale leaseback transaction in fiscal year 2007 that did not recur in fiscal year 2008, and a $7.8 million increase in distributions.

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

CoBank Term Debt

USPB’s CoBank term debt of approximately $3.1 million is payable in quarterly installments with final payment due in July 2011, bearing interest at the 90 day LIBOR index plus 2.50%, adjusted quarterly (5.29% at August 30, 2008, 7.86% at August 25, 2007, and 8.01% at August 26, 2006).

The debt agreement with CoBank contains certain covenants which require, among other things:

  reporting requirements;

  a minimum working capital reserve;

  a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4.0 million and NBP is in compliance with their loan covenants).

  a minimum net worth of $70.0 million

  restrictions on transactions with related parties; and,

  restrictions on dividend payments;

The Company was in compliance with all CoBank debt covenants as of August 30, 2008. The debt is secured by USPB’s interest in NBP.

USPB’s rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at fiscal years ending August 30, 2008, August 25, 2007, and August 26, 2006.

Credit Facility

Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The Credit Facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  This sixth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the fifth amended and restated credit facility as well as additional finance and legal charges associated with the sixth amended and restated credit facility of less than $0.1 million were expensed in other, net in the Statement of Operations during the fiscal year ended August 25, 2007.  On June 27, 2008, NBP amended its Credit Facility to increase the allowable amount of net capital expenditures during fiscal year 2008.  At the end of fiscal year 2008, it was determined that NBP exceeded the capital expenditure limitation within its Credit Facility by approximately $0.4 million and a waiver was subsequently obtained from its banks for this violation.

Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of August 30, 2008, the interest rate for the revolving loan was equal to 3.87%.   The applicable margin for NBP’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of August 30, 2008, the interest rate for the term loan was equal to 4.22%.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base have increased to 90% on eligible accounts and 70% on eligible inventory.  As of August 30, 2008, NBP had met the borrowing base availability requirements under its Credit Facility and was not subject to any financial covenants.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes, including the purchase of a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under the Credit Facility.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

The Credit Facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants, including without limitation, restrictions on the following:  distributions, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP’s property, changes in control of NBP, the failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of NBP’s credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased the Dodge City facility by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction of improvements at its facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these bonds have been presented as non-current obligations.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 2.7% in fiscal year 2008. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2008 was 2.7%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million, $1.4 million and $1.2 million was paid in fiscal years 2008, 2007 and 2006, respectively.  Payments under the commitment will be $1.4 million in fiscal year 2009, $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011, 2012 and 2013, with the remaining balance of $8.9 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% Senior Notes will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of NBP’s other senior unsecured obligations.  During the 12 month period commencing August 1, 2008, the Senior Notes are redeemable at 102.625%.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem its equity interests;

  sell its assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

During fiscal year 2008, NBP purchased and cancelled approximately $30.6 million of its Senior Notes.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 30, 2008 (in thousands):

	Total	Fiscal Year 2009 (Year 1)	Fiscal Year 2010 (Year 2)	Fiscal Year 2011 (Year 3)	Fiscal Year 2012 (Year 4)	Fiscal Year 2013 (Year 5)	After Year 5
Term loan facility	$205,705	$1,030	$1,030	$4,529	$7,000	$7,000	$185,116
Interest on long-term debt (1)	106,860	$22,988	$22,881	$21,540	$8,977	$8,278	$22,196
Revolving credit facility	11,367	-	-	-	11,367	-	-
Senior Notes	129,397	-	-	129,397	-	-	-
Industrial Revenue Bonds	20,665	-	5,850	-	-	-	14,815
Capital Leases	15,595	4,117	3,411	1,672	1,659	1,659	3,077
City of Brawley loan	200	40	40	40	40	40	-
Operating leases	40,237	14,672	11,835	7,015	4,744	1,516	455
Purchase commitments	10,843	10,843	-	-	-	-	-
Cattle commitments (2)	91,794	91,794	-	-	-	-	-
Utilities commitment	14,504	1,379	1,734	818	820	818	8,935
Total	$647,167	$146,863	$46,781	$165,011	$34,607	$19,311	$234,594

(1) Computed based on scheduled maturities and current effective interest rates.

(2)  NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates its outstanding cattle commitments at August 30, 2008

Off-Balance Sheet Arrangements

As of August 30, 2008 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in fiscal years 2008, 2007, and 2006. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

The Company’s operating results are influenced by seasonal factors in the beef industry. These factors affect the price that NBP pays for livestock as well as the ultimate price at which NBP sells its products. The seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Disclosure Regarding Forward-Looking Statements, Item 1A. Risk Factors, and elsewhere in this report.

Market Risk Disclosures

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

Commodities. NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes that it can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit NBP’s ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. To the extent the contracts are not designated as normal purchases, NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

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

NBP sells commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, NBP enters into forward sales contracts at prices determined prior to shipment. NBP may hedge the commodity price risk associated with these activities in order to mitigate this price risk.  While this may tend to limit NBP’s ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. To the extent the contracts are not designated as normal sales, NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While NBP believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels that a sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 30, 2008, and August 25, 2007, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.2 million and $5.2 million, respectively.

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

We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 30, 2008, most of NBP’s debt is borrowed at LIBOR plus a weighted average margin rate of 1.25%. As of August 30, 2008, the weighted average interest rate on our $237.7 million of variable interest debt was approximately 4.0%.

We had total interest expense of approximately $34.2 million in fiscal year 2008 and approximately $39.8 million in fiscal year 2007. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.2 million in fiscal year 2008 and approximately $5.0 million in fiscal year 2007.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

 ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and managers of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 30, 2008.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 30, 2008, the Company’s internal control over financial reporting was operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION

The Company may purchase a portion of its outstanding linked Class A and Class B units from time to time in accordance with the limits imposed under the CoBank Credit Agreement.

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

Directors, Director Nominee and Executive Officers
Name	Age	Positions and Offices with Registrant	Term Expires After FY
Mark R. Gardiner	47	Chairman of the Board	2010
John D. Fairleigh	43	Vice Chairman of the Board	2009
Duane K. Ramsey	71	Secretary	2009
Carol A. Keiser	62	Director	2008
Douglas A. Laue	57	Director	2010
Rex W. McCloy	53	Director	2008
Joe M. Morgan	57	Director	2010
Jeff H. Sternberger	48	Nominated to Board of Directors	—
Steven D. Hunt	49	Chief Executive Officer	—
Scott J. Miller	44	Chief Reporting and Compliance Officer	—
Stanley D. Linville	49	Chief Operating Officer	—
Danielle D. Imel	33	Treasurer	—

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

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 46 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  He holds a Bachelors degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO.  Mr. Ramsey has served as a member of the Company’s board since 2006.

Carol A. Keiser. Ms. Keiser is president of C-BAR Cattle Company, Inc. where she manages operations for the feeding of 4,000 to 5,000 head of cattle in Kansas, Nebraska, and Illinois.  Prior to C-BAR Cattle Company she developed health and well-being procedures for Loveless Feedlot, taught vocational agriculture and served as an FFA advisor.  She is a Certified Livestock Manager, Certified Livestock Dealer and is a member of the National Cattlemen's Beef Association and the American Society of Animal Science and American Meat Science Association. Currently, Ms. Keiser serves on the National Agricultural Research, Extension, Education, and Economics Advisory Board, the Board of Trustees of the Farm Foundation, Board of Directors of Agriculture Future of America and the Board of Directors of Truth About Trade & Technology.  She served on the Steering Committee of the Future of Animal Agriculture in North America Project, the Board of Directors of the Council of Food and Agricultural Research, Illinois Beef Association Check-off Division, was past chair of UIAA University of Illinois Alumni Association and Board of UIUC Agriculture, Consumer and Environmental Sciences Alumni Board.  Ms. Keiser is a graduate of the University of Illinois in Animal Science.  Ms. Keiser has served as a member of the Company's board since 2005.

Douglas A. Laue. Mr. Laue is a partner in Tiffany Cattle Company Inc. near Herington, Kansas, and runs a grazing program in the Kansas Flint Hills. He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the chairman of the KLA Feeders Council. Mr. Laue has been a member of the Company’s Board of Directors since 1996 and served as vice chairman of the Board of Directors from 1996 through 2002. Mr. Laue holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.

Rex W. McCloy. Mr. McCloy is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, TX. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation and a 20,000 acre ranch in Harding Co., NM. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raisers Association. He is a past Board member and marketing committee chairman of TCFA. In addition he is a former member of U.S. Premium Beef’s nominating committee. Mr. McCloy holds a Bachelor’s degree in Agricultural Economics from Texas Tech University.  Mr. McCloy has served as a member of the Company’s board since 2005.

Joe M. Morgan. Mr. Morgan has been managing commercial feedyards since 1981.  He has been Manager of Poky Feeders since 1985 and part owner since 1987.  He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association.  Mr. Morgan holds a Bachelors degree in Animal Science from Iowa State University.  Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007.

Jeff H. Sternberger (Nominee to the Board).  Mr. Sternberger is the manager and part owner of Midwest Feeders, Inc.  He also owns and operates a farming and cattle operation in Oklahoma as well as a personal cattle feeding operation.  He serves as a director of Midwest Feeders, Inc., CRI Feeders of Guymon LLC, and Conestoga Energy Partners and its two ethanol plants, Bonanza Bio Energy and Arkalon Energy.  Mr. Sternberger holds a Bachelor of Science Degree in Agricultural Economics from Oklahoma State University.

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

Scott J. Miller. Mr. Miller is the Company’s Chief Reporting and Compliance Officer and joined the Company in 2005.  He oversees financial reporting and ensures compliance with internal policies and regulatory requirements.  Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries, Inc.  Mr. Miller earned a Bachelors degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City.  He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

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

Board of Directors

Under USPB’s limited liability company agreement, the number of directors is set by the board of directors but may not be less than seven directors.  Directors must be unitholders of USPB.  Seven directors will always be elected by unitholders holding Class A units.  The limited liability company agreement states that at least one director will represent Seedstock breeders and the balance of the directors will be evenly divided between directors who are unitholders who have Even Slot delivery agreements and unitholders who have Odd Slot delivery agreements.  Current representation is as follows:

  Seedstock – Mr. Gardiner

  Even Slot – Messrs. Ramsey, Fairleigh, and Laue

  Odd Slot – Messrs. Morgan and McCloy, and Ms. Keiser

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

Audit Committee

The board of directors has an Audit Committee consisting of Messrs. Gardiner, Ramsey, McCloy and Laue.  Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ.  Mr. Gardiner is Chairman of the Audit Committee.  The Board has identified Mr. Ramsey as an “audit committee financial expert”.  The Audit Committee selects and retains independent auditors and assists the board of directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements.  The Audit Committee meets with management and the independent auditors, as may be required.  The independent auditors have full and free access to the Audit Committee without the presence of management.

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

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation paid to our named executive officers as well as the objectives and material factors underlying our compensation program.  The compensation program places emphasis on USPB’s financial performance and the benefits received by USPB’s unitholders.  Except for the Chief Executive Officer’s (CEO) phantom unit option plan, which is discussed below, all compensation is paid in the form of cash.

The Compensation Committee (Committee) is responsible for developing and administering the compensation program for USPB’s named executive officers and professional staff.

Compensation Philosophy and Objectives

USPB’s compensation program is a key element in attracting, retaining, and motivating named executive officers with the skills necessary to create value for the unitholders.  To achieve this goal we have designed the compensation program with the following objectives:

  Attracting and retaining top talent—The compensation of USPB’s executive officers must be commensurate with the competitive regional marketplace taking into consideration job responsibilities and supply of competent employees with the education and background to perform at the highest levels in their field.

  Paying for financial and operational performance—The compensation of USPB’s executive officers should motivate them to achieve strong financial and operational results.  USPB must achieve specific levels of financial and operational performance to allow executives to earn this portion of their compensation.

  Alignment with the equity interests of our unitholders—Although USPB does not maintain an ongoing equity compensation plan, part of our executive officers’ compensation is based on the year-over-year change in the weighted average selling price of USPB’s linked Class A and Class B units.

Each element of our compensation program is designed to achieve one or more of these objectives.  The structure of a particular executive’s compensation may vary depending on the scope and level of that executive’s responsibilities.

Determining Executive Compensation

The CEO makes recommendations to the Committee regarding the salaries and bonus programs for the executive officers.  The Committee reviews the recommendations, taking into account each element of total compensation.  Based on the foregoing, the Committee uses its judgment in making compensation decisions that will best carry out USPB’s philosophy and objectives for executive compensation.

Fiscal Year 2008 Executive Compensation Elements

The elements of our named executive officers total compensation package are as follows:

  base salary,

  annual cash bonuses,

  long-term cash bonus,

  full-term cash bonus,

  discretionary cash bonuses,

  retirement plans, and

  limited personal benefits.

Elements of our Compensation Program

Base Salary.  Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program.  The relative levels of base salary for named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with USPB.  Except for the CEO’s salary, base salaries are reviewed annually to determine if they are consistent with the performance of the individual executive and equitable relative to USPB’s other executive officers and professional staff.

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

If the other named executive officers and the professional staff are employed on the last day of the fiscal year, he or she is to be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited fiscal year-end USPB earnings before tax plus current fiscal year USPB grid premiums, less (2) prior year book equity threshold, multiplied by (3) management bonus factor, multiplied by (4) the equity multiplier, which is the current fiscal year weighted average transfer price divided by the  prior fiscal year weighted average transfer price.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.

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

Retirement Plans.  Qualifying employees are encouraged to participate in a Company sponsored 401(k) savings plan.  Under USPB’s plan, employees may contribute up to the maximum amount permissible by IRS limits.  USPB matches 100% of each dollar contributed by a participant up to a maximum of 4% of his or her qualifying compensation.

 Limited Personal Benefits.  We also provide certain benefits to all salaried employees that are not included as perquisites in the Summary Compensation Table for the named executives because they are broadly available.  These include health and welfare benefits, and disability and life insurance.

Equity Compensation

The Board implemented a phantom stock option plan for the CEO when USPB was formed in 1997 to provide the CEO the incentive to create and grow share price in the new business venture.  The Board established 20,000 phantom shares, representing 2.7% of the total shares outstanding, and a strike price of $55 per share, the initial offering price for USPB.  In fiscal year 2004, when USPB converted to a Limited Liability Company, the 20,000 phantom shares converted to 20,000 Class A units, with an exercise price of $55 per unit, and 20,000 phantom Class B Units, with an exercise price of $0 per unit.  The options vested over a 4 year period and are now fully vested.

USPB has not implemented additional stock ownership or option plans since formation.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

USPB has entered into an employment agreement with its CEO that provides for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The employment agreement also provides for post termination compensation.  If Mr. Hunt terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination. If USPB terminates the agreement for any reason other than cause, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2009; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2009; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through fiscal year 2009; and the payment on or before October 2, 2009 of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through fiscal year 2009.

The compensation provided to Mr. Hunt in the form of salary, annual cash bonus, long-term cash bonus and full-term cash bonus shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $2 million per year averaged over the term.

The employment agreement contains provisions that require the agreement to be renegotiated in the event certain circumstances occur.

Impact of Tax and Accounting Treatments

We believe that the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe that Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123(R)) does not have a material effect on our consolidated financial statements.

Unit Ownership Guidelines

USPB does not allow its named executive officers, other than the CEO, to own USPB’s linked Class A and Class B units.  The CEO owns 20,000 linked Class A and Class B phantom unit options as discussed above.

Compensation Committee Report

            The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management.  Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman

John Fairleigh

Duane Ramsey

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Non-Equity Incentive Plan Compen- sation ($)		All Other Compen- sation ($)		Total ($)
Steven D. Hunt	2008	725,614	-		2,517,995	(6)	11,116	(3)	3,254,725
Chief Executive Officer	2007	695,486	550,000	(1)	550,206	(2)	10,725	(3)	1,806,417

Scott J. Miller	2008	109,805	20,354	(4)	107,000	(5)	-		237,159
Chief Reporting and Compliance	2007	104,173	5,000	(4)	-		-		109,173
Officer

Stanley D. Linville	2008	114,989	21,333	(4)	112,000	(5)	-		248,322
Chief Operating Officer	2007	107,059	5,000	(4)	-		-		112,059

Danielle D. Imel	2008	104,948	19,767	(4)	104,000	(5)	-		228,715
Treasurer	2007	99,820	5,000	(4)	-		-		104,820

(1) This full-term cash bonus was earned pursuant to the terms of Mr. Hunt's employment agreement dated September 1, 2004.

(2) This annual cash bonus was earned pursuant to the terms of Mr. Hunt's employment agreement dated September 1, 2004. No amount is included for the long-term cash bonus plan as the fiscal year 2007 inputs did not exceed the minimum threshold.

(3) Amount for Mr. Hunt includes Company match under our 401(k)plan and the cost of excess life insurance, $9,290 and $1,826, respectively, in fiscal year 2008 and $8,899 and $1,826 in fiscal year 2007, respectively. None of the perquisites and other benefits paid to Mr. Miller, Mr. Linville or Ms. Imel exceeded $10,000.

(4) This amount represents a discretionary bonus earned by the named executive officer.
(5) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of fiscal year 2009.

(6) This amount includes the annual cash bonus of $1,670,303 and amount earned through August 30, 2008 pursuant to the long-term cash bonus plan of $847,692. The long-term cash bonus is calculated based on inputs actually known as of fiscal year end 2008 and will not be paid until the conclusion of fiscal year 2009. The amount paid at that time will be based on actual inputs for fiscal years 2007, 2008, and 2009 and may higher or lower than the amount shown in the table.

Grants of Plan-Based Awards in Fiscal Year 2008

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2008.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long term cash bonus plans.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Steven D. Hunt		-	-		-
Chief Executive Officer

Scott J. Miller	8/30/2008	-	107,000	(1)	107,000	(2)
Chief Reporting and Compliance Officer

Stanley D. Linville	8/30/2008	-	112,000	(1)	112,000	(2)
Chief Operating Officer

Danielle D. Imel	8/30/2008	-	104,000	(1)	104,000	(2)
Treasurer

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

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

Performance Based Annual Cash Bonuses

Our executive officers earn bonus awards made pursuant to various annual cash bonus plans.  The awards utilize formulas set by the Compensation Committee.  The bonuses earned pursuant to the plans appear in the Non-Equity Incentive Plan Compensation in the Summary Compensation Table. Annual bonuses awarded to executives, excluding Mr. Hunt, also appear in the Grants of Plan Based Awards table. Mr. Hunt’s is not included in the Grants of Plan Based Awards table as the plan was not awarded to him in fiscal year 2008.  For fiscal year 2008, the formulas used to calculate the annual performance-based bonus awards to the Named Executive Officers were as follows:

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

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Messrs. Miller and Linville and Ms. Imel were paid such bonuses in fiscal years 2008 and 2007.  The bonuses are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2008

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

(2) Mr. Hunt is entitled to exercise phantom unit rights upon termination of Mr. Hunt's employment agreement, or at his election, at the time and under the conditions, and with the same consequences as if Mr. Hunt held similar unqualified options to purchase USPB Class A or Class B units acquired at the same time as the phantom unit rights.

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2008.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan.

Potential Payments Upon Termination

If USPB terminates the CEO Employment Agreement (CEO Agreement) for cause or if Mr. Hunt terminates the CEO Agreement for any or no reason, USPB needs only pay salary earned to the date of the termination. If USPB terminates the CEO Agreement for any reason other than cause, or if Mr. Hunt terminates the CEO Agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2009; the annual cash bonus for the year in which the termination occurs and each subsequent year through fiscal year 2009; the long-term cash bonus that would have accrued had Mr. Hunt been employed through fiscal year 2009; and the payment of the full-term bonus that would have accrued if Mr. Hunt had remained employed through fiscal year 2009.

Name and Principal Position	Payment Type	Termination by the Company for cause or by Executive for any or no reason ($)	Termination by the Company without cause or by Executive for good reason ($)	Termination upon death or permanent disability ($)
Steven D. Hunt	Salary	-	700,000	700,000
Chief Executive Officer	Bonus	-	700,000	700,000
	Incentive Pay	-	2,640,433	2,640,433

(1) In determining the incentive pay above, plan inputs are based on fiscal year 2009 forecasts, taking into account maximum allowable amounts under the terms of the CEO Employment Agreement. The amounts that would actually be paid to Mr. Hunt would be based on actual fiscal year 2009 inputs.

Director Compensation Table

Each director receives cash compensation for meetings he or she attends. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	6,500
John D. Fairleigh	6,250
Duane K. Ramsey	5,500
Carol A. Keiser	6,250
Rex W. McCloy	6,250
Douglas A. Laue	6,000
Joe M. Morgan	4,500

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of October 25, 2008 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its linked Class A and Class B units.

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

Security Ownership of Management

The following table furnishes information, as of October 25, 2008, regarding ownership of USPB’s linked Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 45, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A and Class B Units
Name	Number (1)	Percentage (2)
Douglas A. Laue (3)	95,000	12.9%
John D. Fairleigh (4)	54,288	7.4%
Joe M. Morgan (5)	15,849	2.2%
Duane K. Ramsey (6)	8,800	1.2%
Rex W. McCloy (7)	3,093	0.4%
Mark R. Gardiner (8)	3,000	0.4%
Carol A. Keiser (9)	1,000	0.1%
Jeff H. Sternberger (10)	32,500	4.4%
Steven D. Hunt (11)	20,000	2.7%
Scott J. Miller	-	0.0%
Stanley D. Linville	-	0.0%
Danielle D. Imel	-	0.0%
Directors, Nominees, and Executive Officers as a group (12 persons) (12)	233,530	31.8%

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

(4) Includes 54,288 Class A and Class B units held by Fairleigh Corporation, of which Mr. Fairleigh is an owner. 54,288 of the Class A and Class B units are pledged as security.

(5) Includes 15,849 Class A and Class B units held by Mr. Morgan.

(6) Includes 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.

(7) Includes i) 2,992 Class A and Class B units held by Mr. McCloy and ii) 101 Class A and Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner. 3,093 of the Class A and Class B units are pledged as security.

(8) Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which Mr. Gardiner has sole voting and investment power.

(9) Includes 1,000 Class A and Class B units held by C-Bar Cattle Co. Inc., of which Ms. Keiser is the president.

(10) Mr. Sternberger is a nominee to the board. Includes 32,500 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager. 32,500 of the Class A and Class B units are pledged as security.

(11) Includes the option held by Mr. Hunt, the CEO, to purchase 20,000 Class A and Class B units.

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

All of USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle.  Based on the NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Ms. Keiser and Messrs. Fairleigh, Gardiner, Laue, McCloy, Morgan, and Ramsey.

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

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During fiscal year 2008, USPB and its owners and associates provided approximately 19% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sold beef trimmings, referred to as trim, to BPI, and purchased processed lean beef from BPI for use in its ground beef operations. NBP’s aggregate sales of trim to BPI totaled approximately $132.4 million in fiscal year 2008.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $15.7 million in fiscal year 2008.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal year 2008, NBP paid approximately $0.7 million to BPI in technology and support fees.

Transactions with John R. Miller

In October 2003, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2008, NBP paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year 2008, NBP paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NBP believes that the terms of these aircraft leases are at least as favorable to it as we could have obtained from unaffiliated third parties.

See Item 10. Directors, Executive Officers and Corporate Governance for additional information regarding the independence of our Board.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 30, 2008 and August 25, 2007.

Type of Service	Fiscal Year Ended August 30, 2008	Fiscal Year Ended August 25, 2007
	(dollars in thousands)
Audit Fees	$526	$455
Audit Related Fees	5	9
Tax Fees	-	-
All Other Fees	-	-
Total	$531	$464

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal years 2008 and 2007 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees related to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal years 2008 and 2007.

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

2.6

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

2.7

First Amendment of Membership Interest Purchase Agreement dated as of March 24, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (incorporated by reference to Exhibit 2.2 to Form 10-Q (File No. 333-115164) filed with the Commission on April 4, 2008).

59

2.8

Second Amendment of Membership Interest Purchase Agreement dated as of April 3, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (incorporated by reference to Exhibit 2.3 to Form 10-Q (File No. 333-115164) filed with the Commission on April 4, 2008).

2.9	Third Amendment of Membership Interest Purchase Agreement dated as of October 31, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (filed herewith).
3.1

Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)

Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)

Amendment to the Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 27, 2008 (incorporated by reference to Exhibit 2.3 to Form 10-Q (File No. 333-115164) filed with the Commission on April 4, 2008).

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

3.3(c)	Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of August 6, 2008 (filed herewith).
3.4(a)	Certificate of Incorporation of NB Finance Corp. (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).
3.4(b)	Bylaws of NB Finance Corp. (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).
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

10.2(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Even Slots (incorporated by reference to Exhibit 10.2(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).
10.3(a)

Form of Uniform Delivery and Marketing Agreement – Odd Slots (incorporated herein by reference to Exhibit 10.3 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).
10.4

* U.S. Premium Beef, Ltd. Management Incentive Plan (incorporated herein by reference to Exhibit 10.8 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5(a)

Seventh Amendment to Credit Agreement, dated June 20, 2006, effective as of May 30, 2006, by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated herein by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for the fiscal year ended August 25, 2007, filed by U.S. Premium Beef with the SEC on November 14, 2007)

10.5(b)

Sixth Amendment to Credit Agreement, dated June 20, 2006, effective as of May 30, 2006, by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated by reference to Exhibit 10.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

10.5(c)

Fifth Amendment to Credit Agreement, dated September 30, 2004, by and among U.S. Premium Beef, LLC. and CoBank, ACB, as agent for the benefit of the syndication parties.  (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended August 28, 2004, filed by U.S. Premium Beef with the SEC on November 26, 2004).

10.5(d)

Fourth Amendment to Credit Agreement, dated August 6, 2003, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties. (incorporated herein by reference to Exhibit 10.9 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5(e)

Third Amendment to Credit Agreement, dated August 29, 2002, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties  (incorporated herein by reference to Exhibit 10.10 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5(f)

Second Amendment to Credit Agreement, dated August 24, 2001, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.11 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5(g)

First Amendment to Credit Agreement, dated February 25, 2000, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, for its own benefit as a lender and as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.12 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.5(h)

Credit Agreement, dated November 25, 1997, by and among U.S. Premium Beef, Ltd. and CoBank, ACB, for its own benefit as a lender and as agent for the benefit of the syndication parties (incorporated herein by reference to Exhibit 10.13 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(a)*

*CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 1, 2004 (incorporated herein by reference to Exhibit 10.14 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(b)*

Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.6(c)*

Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.6(d)*	Employment Agreement Extension dated as of August 28, 2008 by and between National Beef Packing Company, LLC and John R. Miller.
10.6(e)*	Employment Agreement Extension dated as of October 28, 2008 by and between National Beef Packing Company, LLC and John R. Miller.
10.6(f)*

Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.6(g)*

Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.7

Purchase Agreement dated July 31, 2003 by and among NB Acquisition, LLC, National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc. (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.8(a)

Sixth Amended and Restated Credit Agreement dated as of July 25, 2007 (“Credit Agreement”) by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on July 31, 2007).

10.8(b)

First Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2008 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on June 30, 2008).

10.8(c)	Waiver and Consent dated as of November 21, 2008 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on November 24, 2008.)
10.9(a)

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

10.9(b)

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

10.10(a)

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

10.13(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to Form 8-K filed (File No. 333-111407) with the Commission on January 6, 2005).

10.14

Amended and restated lease agreement dated as of April 1, 2006 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed (File No. 333-111407) filed with the SEC on April 4, 2008).

63

10.15

Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.16

Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-111407) filed with the Commission on December 9, 2004).

10.17*

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.18*

National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.19

FMI Grinding System Lease Agreement by and between Beef Products, Inc. and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.16 to Form 10-K (File No. 333-111407) filed with the SEC on November 24, 2008). (1)

21.1	Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on November 24, 2008).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_____________

*  Management contract or compensatory plan or arrangement.

+ The Contribution Agreements in Exhibits 2.3, 2.4 and 2.5 contain Schedules and Exhibits that the Company hereby agrees to furnish supplementally to the SEC upon its request.

(1) Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to NBP’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Schedule I – Parent Company Financial Statements

U.S. PREMIUM BEEF, LLC
Balance Sheets of Parent Company
(in thousands, except unit information)
Assets	August 30, 2008	August 25, 2007
Current assets:
Cash and cash equivalents	$51,933	$32,425
Accounts receivable	1	3
Other receivables	13	215
Total current assets	51,947	32,643
Property, plant, and equipment, at cost	224	256
Less accumulated depreciation	198	217
Net property, plant, and equipment	26	39
Investments in National Beef Packing Company, LLC	177,475	132,859
Other assets	458	432
Total assets	$229,906	$165,973
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	$1,030
Accounts payable	41	70
Due to affiliates	130	622
Accrued compensation and benefits	4,865	2,697
Other accrued expenses and liabilities	1,369	730
Total current liabilities	7,435	5,149
Long-term liabilities:
Long-term debt, excluding current installments	2,059	3,089
Total long-term liabilities	2,059	3,089
Total liabilities	9,494	8,238
Capital shares and equities:
Members' capital, 735,385 and 735,505 Class A units and 735,385 and 735,505 Class B units authorized, issued and outstanding	169,770	107,093
Patronage notices	50,642	50,642
Total capital shares and equities	220,412	157,735
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$229,906	$165,973

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations of Parent Company
(in thousands, except per unit data)

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	7,968	3,630	3,590
Depreciation and amortization	13	13	17
Total costs and expenses	7,981	3,643	3,607
Operating loss	(7,981)	(3,643)	(3,607)
Other income (expense):
Interest income	978	1,428	864
Interest expense	(247)	(367)	(404)
Equity in earnings of National Beef Packing
Company, LLC	69,441	12,187	22,779
Other, net	40	62	123
Total other income	70,212	13,310	23,362
Income before taxes	62,231	9,667	19,755
Income tax expense	(20)	(22)	(36)
Net income	$62,211	$9,645	$19,719

Earnings per linked unit:
Basic	$84.60	$13.11	$28.06
Diluted	$83.37	$12.91	$27.56

Outstanding weighted-average Class A and Class B units:
Basic	735,385	735,455	702,843
Diluted	746,176	747,067	715,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows of Parent Company
(in thousands)

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Cash flows from operating activities:
Net income	$62,211	$9,645	$19,719
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13	13	17
Equity in earnings of National Beef Packing Company, LLC	(69,441)	(12,187)	(22,779)
Distribution from National Beef Packing Company, LLC	24,826	13,358	10,701
Changes in assets and liabilities (net of acquisition):
Accounts receivable	2	(3)	3
Due from affiliates	202	473	(184)
Other assets	(27)	(30)	(19)
Accounts payable	(29)	14	7
Due to affiliates	(492)	115	(627)
Accrued compensation and benefits	2,168	(1,391)	558
Other accrued expenses and liabilities	1,105	(502)	77
Net cash provided by operating activities	20,538	9,505	7,473
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(43)	(2)
Net cash used in investing activities	-	(43)	(2)
Cash flows from financing activities:
Payments of notes payable and fees	(1,030)	(1,030)	(1,029)
Partnership distributions	-	(1,755)	(1,250)
Net cash used in financing activities	(1,030)	(2,785)	(2,279)
Net increase in cash	19,508	6,677	5,192
Cash and cash equivalents at beginning of period	32,425	25,748	20,556
Cash and cash equivalents at end of period	$51,933	$32,425	$25,748

Supplemental cash disclosures:
Cash paid during the period for interest	$268	$381	$402
Cash paid during the period for taxes, net of refunds	$20	$22	$36
Supplemental non-cash disclosures of investing activities:
Issuance of equity for acquisition of Brawley Beef	$-	$-	$7,631

See accompanying notes to consolidated financial statements.

Schedule II – Allowance for Returns and Doubtful Accounts Rollforward

The following table represents the consolidated rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006.

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 30, 2008	$(4,641,658)	$(5,399,252)	$8,375,944	$-		$(1,664,966)
August 25, 2007	$(2,411,676)	$(8,688,782)	$6,458,800	$-		$(4,641,658)
August 26, 2006	$(3,902,549)	$(1,615,548)	$3,380,259	$(273,838)	(1)	$(2,411,676)

(1) Represents the acquisition of Brawley Beef, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners

U.S. Premium Beef, LLC:

Under date of November 24, 2008, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the fiscal years in the three-year period ended August 30, 2008, as contained in the Annual Report on Form 10-K for the fiscal year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Kansas City, Missouri

November 24, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Steven D. Hunt

Name: Steven D. Hunt

Chief Executive Officer

(Principal Executive Officer)

Date: November 24, 2008

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt Steven D. Hunt	Chief Executive Officer (Principal Executive Officer)	November 24, 2008
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	November 24, 2008
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	November 24, 2008
/s/ John D. Fairleigh John D. Fairleigh	Vice Chairman of the Board	November 24, 2008
/s/ Duane K. Ramsey Duane K. Ramsey	Secretary of the Board	November 24, 2008
/s/ Joe M. Morgan Joe M. Morgan	Director	November 24, 2008
/s/ Douglas A. Laue Douglas A. Laue	Director	November 24, 2008
/s/ Carol A. Keiser Carol A. Keiser	Director	November 24, 2008
/s/ Rex W. McCloy Rex W. McCloy	Director	November 24, 2008
70

U.S. PREMIUM BEEF, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries  (the Company) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the fiscal years in the three-year period ended August 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 30, 2008 and August 25, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG
Kansas City, Missouri
November 24, 2008

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)
Assets	August 30, 2008	August 25, 2007
Current assets:
Cash and cash equivalents	$77,399	$62,869
Accounts receivable, less allowance for returns and doubtful accounts of $1,665 and $4,642, respectively	218,023	189,728
Due from affiliates	5,827	4,609
Other receivables	5,392	8,389
Inventories	192,480	177,244
Other current assets	12,765	14,144
Total current assets	511,886	456,983
Property, plant, and equipment, at cost	431,584	372,404
Less accumulated depreciation	133,436	99,575
Net property, plant, and equipment	298,148	272,829
Goodwill	80,642	80,042
Other intangible assets, net of accumulated amortization of $9,347 and $7,214, respectively	26,690	28,659
Other assets	9,710	10,104
Total assets	$927,076	$848,617
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$4,620	$4,421
Cattle purchases payable	65,378	62,995
Accounts payable - trade	71,321	60,257
Due to affiliates	1,004	977
Accrued compensation and benefits	49,320	18,785
Accrued insurance	12,918	14,550
Other accrued expenses and liabilities	10,152	11,757
Distributions payable	19,245	2,708
Total current liabilities	233,958	176,450
Long-term liabilities:
Long-term debt, excluding current installments	376,298	438,544
Other liabilities	2,327	2,559
Total long-term liabilities	378,625	441,103
Total liabilities	612,583	617,553
Minority interest in National Beef Packing Company, LLC and Kansas City
Steak Company, LLC	187,997	77,890
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units authorized,
issued and outstanding	75,831	102,472
Patronage notices	50,642	50,642
Accumulated other comprehensive income	23	60
Total capital shares and equities	126,496	153,174
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$927,076	$848,617
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Net sales	$5,847,292	$5,578,533	$4,636,030
Costs and expenses:
Cost of sales	5,612,411	5,443,964	4,503,814
Selling, general, and administrative expenses	51,660	46,103	37,624
Depreciation and amortization	36,421	32,451	28,667
Total costs and expenses	5,700,492	5,522,518	4,570,105
Operating income	146,800	56,015	65,925
Other income (expense):
Interest income	1,438	2,097	1,267
Interest expense	(34,243)	(39,793)	(32,413)
Minority owners' interest in net income of National Beef Packing Company, LLC (net of tax expense of $786 in 2008, $789 in 2007, and $660 in 2006)	(55,072)	(7,817)	(16,632)
Minority owners' interest in net income of
Kansas City Steak Company, LLC	(704)	(313)	(160)
Equity in loss of aLF Ventures, LLC	(101)	(102)	(143)
Other, net	5,864	1,498	3,447
Total other expense	(82,818)	(44,430)	(44,634)
Income before taxes	63,982	11,585	21,291
Income tax expense	(1,771)	(1,940)	(1,572)
Net income	$62,211	$9,645	$19,719

Earnings per linked unit:
Basic	$84.60	$13.11	$28.06
Diluted	$83.37	$12.91	$27.56

Outstanding weighted-average Class A and Class B units:
Basic	735,385	735,455	702,843
Diluted	746,176	747,067	715,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Net income	$62,211	$9,645	$19,719
Other comprehensive (expense) income:
Foreign currency translation adjustments	(37)	7	18
Comprehensive income	$62,174	$9,652	$19,737

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(in thousands)

			Accumulated other comprehensive income
				Total capital shares and equities
	Members' capital	Patronage notices

Balance at August 27, 2005	$73,343	$50,642	$35	$124,020
Foreign currency translation adjustment	-	-	18	18
Equity issued in Brawley acquisition	7,631	-	-	7,631
Allocation of net income for the year
ended August 26, 2006	19,719	-	-	19,719
Adjustment to fair value of minority interest	(1,351)	-	-	(1,351)
Partner distributions	(1,197)	-	-	(1,197)
Redemption of Members' capital	(53)	-	-	(53)
Balance at August 26, 2006	$98,092	$50,642	$53	$148,787
Foreign currency translation adjustment	-	-	7	7
Allocation of net income for the year
ended August 25, 2007	9,645	-	-	9,645
Adjustment to fair value of minority interest	(3,510)	-	-	(3,510)
Partner distributions	(1,743)	-	-	(1,743)
Redemption of Members' capital	(12)	-	-	(12)
Balance at August 25, 2007	$102,472	$50,642	$60	$153,174
Foreign currency translation adjustment	-	-	(37)	(37)
Allocation of net income for the year
ended August 30, 2008	62,211	-	-	62,211
Adjustment to fair value of minority interest	(89,318)			(89,318)
Reversal of tax reserve	466			466
Balance at August 25, 2008	$75,831	$50,642	$23	$126,496
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Cash flows from operating activities:
Net income	$62,211	$9,645	$19,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,421	32,451	28,667
Loss (gain) on disposal of property, plant, and equipment	24	(369)	(64)
Gain on disposal of investment	(1,342)	-	-
Minority interest	55,584	7,992	16,656
Write-off of debt issuance costs	372	702	527
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(28,295)	(16,495)	25,652
Due from affiliates	(2,475)	(1,218)	(412)
Other receivables	2,997	(2,446)	1,007
Inventories	(15,236)	(32,235)	(53,271)
Other assets	1,237	6,065	(2,863)
Cattle purchases payable	(453)	41	3,870
Accounts payable	15,246	661	891
Due to affiliates	31	99	(655)
Accrued compensation and benefits	30,535	(9,109)	4,662
Accrued insurance	(1,632)	(3,101)	(317)
Other accrued expenses and liabilities	(117)	(731)	387
Net cash provided by (used in) operating activities	155,108	(8,048)	44,456
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(59,877)	(41,765)	(34,494)
Acquisition in Vintage Foods, LP	(600)	(500)	648
Proceeds from sale of property, plant, and equipment	245	802	939
Proceeds from redemption of investment	1,342	-	-
Net cash used in investing activities	(58,890)	(41,463)	(32,907)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(27,001)	19,505	3,863
Repayment of Brawley Beef, LLC debt	-	-	(52,850)
Borrowings under term note payable	-	40,000	50,000
Repayments of other indebtedness/capital leases	(3,413)	(2,496)	(1,067)
Purchase and cancellation of Senior Notes	(30,603)	-	-
Proceeds from sale leaseback	-	10,474	-
Payments of notes payable and fees	(1,030)	(8,414)	(1,029)
Cash paid for financing costs	-	(395)	(126)
Change in overdraft balances	(1,346)	9,781	1,763
Distributions to minority interest owners in National Beef Packing Company, LLC	(18,258)	(8,739)	(7,007)
Partnership distributions and redemptions	-	(1,755)	(1,250)
Net cash (used in) provided by financing activities	(81,651)	57,961	(7,703)
Effect of exchange rate changes on cash	(37)	7	18
Net increase in cash	14,530	8,457	3,864
Cash and cash equivalents at beginning of period	62,869	54,412	50,548
Cash and cash equivalents at end of period	$77,399	$62,869	$54,412
Supplemental cash disclosures:
Cash paid during the period for interest	$35,061	$40,293	$29,559
Cash paid during the period for taxes, net of refunds	$2,074	$758	$176
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$98	$49	$8,697
Issuance of equity for the acquisition of Brawley Beef, LLC	$-	$-	$7,631

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

NBP and its subsidiaries sell meat products to customers in the foodservice, international, further processor, and retail distribution channels. NBP also produces and sells by‑products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Brawley, California, case‑ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, and holds a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas. NBP’s wholly-owned subsidiary, National Carriers, Inc., located in Liberal, Kansas, provides trucking services to NBP and third parties, and National Elite Transportation, LLC (National Elite), NBP’s wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.

In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflect current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 19% of NBP’s total cattle processed in fiscal year 2008, are processed in NBP’s three processing facilities.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

USPB, NBPCo Holdings, LLC (NBPCo Holdings), and management of NBP each hold Class A and Class B interests in NBP. In addition, members of management of NBP were issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements on August 6, 2008.

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

Class C Interests – Class C interests are held only by owners of Class B‑2 interests. Class B‑2 and Class C interests, collectively, have equal value and rights as Class B‑1 interests. The face amount of the Class C interests will be distributed out of the assets available for distribution upon liquidation on a parity basis with the Class B interests after payment of the Class A face amount together with all unpaid Class A priority distributions.

USPB holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million; NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million; and members of management of NBP own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $10.6 million. On August 6, 2008, certain members of management of NBP were issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements. These amounts were previously expensed as compensation expense.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August.  Fiscal year 2008 consisted of a fifty-three week year; fiscal years 2007 and 2006 consisted of fifty‑two week years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of August 30, 2008 and August 25, 2007, the Company had cash and cash equivalents of $77.4 million and $62.9 million, respectively, as presented in the consolidated statements of cash flows.  Included in non-current other assets at August 30, 2008 and August 25, 2007 were $4.3 million and $4.2 million, respectively, of cash restricted to Industrial Revenue Bond approved expenditures.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP’s best estimate of the amount of probable returns and credit losses in NBP’s existing accounts receivable. NBP determines these allowances based on historical experience, customer conditions and management’s judgments. NBP considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectability.

Inventories

Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method. The components of inventories are as follows (amounts in thousands):

	August 30,	August 25,
	2008	2007
Product inventories:
Dressed and boxed meat products	$144,885	$138,867
Beef by-products	20,886	19,540
Supplies and other	26,709	18,837
	$192,480	$177,244

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Property, plant, and equipment are depreciated principally on a straight‑line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 8 years
Furniture and fixtures	3 to 5 years
Trailers and automotive equipment	2 to 4 years

Upon disposition of these assets, any resulting gain or loss is included in other, net. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets.  Interest capitalized was $0.3 million, $0.1 million, and $0.1 million for the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006, respectively.

NBP reviews its long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated.

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 30, 2008 and August 25, 2007 follows (dollars in thousands):

	August 30,	August 25,
	2008	2007
Land and improvements	$17,678	$16,889
Building and improvements	93,970	90,648
Machinery and equipment	248,038	222,223
Furniture and fixtures	5,695	4,812
Trailers and automotive equipment	1,602	1,428
Construction in process	64,601	36,404
Total property, plant, and equipment, at cost	431,584	372,404
Accumulated depreciation	(133,436)	(99,575)
Property, plant, and equipment, net	$298,148	$272,829

Debt Issuance Costs

Effective June 1, 2006, NBP amended and restated its fifth senior credit facility with a consortium of banks, additionally capitalizing $1.6 million in debt issuance costs.  This amendment and restatement is also within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed in other, net in the statement of operations during the fiscal year ended August 26, 2006.  On March 21, 2007, NBP amended its credit facility to increase the available credit under the facility by $50.0 million.  The term loan was increased by $40.0 million and the line of credit was increased by $10.0 million.  Additional finance and legal charges associated with the restated credit facility of less than $0.1 million were expensed in other, net in the statement of operations during the fiscal year ended August 25, 2007.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Effective July 25, 2007, NBP amended and restated its sixth senior credit facility with a consortium of banks, additionally capitalizing $0.4 million in debt issuance costs.  This sixth amendment and restatement is within the scope of the EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the previous amended and restated credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of less than $0.1 million were expensed in other, net in the statement of operations during the fiscal year ended August 25, 2007.

On June 27, 2008, NBP amended its credit facility to increase the amount of allowable net capital expenditures during fiscal year 2008.  NBP capitalized an additional $0.1 million in debt issuance costs associated with this amendment.  The remaining costs are being amortized over the life of the related debt instruments.

In July 2008, NBP repurchased and cancelled approximately $30.6 million of its Senior Notes.  Associated with the repurchase and cancellation of these Senior Notes, a portion of the unamortized loans costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 30, 2008.

Amortization of $1.0 million, $1.0 million and $1.1 million was charged to interest expense during the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively, related to these costs.  NBP had unamortized costs of $4.2 million and $5.6 million for the fiscal years ended August 30, 2008 and August 25, 2007, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $1.8 million as goodwill.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 30, 2008, management determined there was no impairment.

The amounts of goodwill are as follows (amounts in thousands):

	August 30,	August 25,
	2008	2007
Beginning balance Adjustment of goodwill from prior year acquisition	$ 80,042 600	$ 79,411 631
Ending balance	$80,642	$80,042

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts of other intangibles assets are as follows (amounts in thousands):

		August 30, 2008		August 25, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer Relationships	8.3 years	$15,599	$9,347	$15,435	$7,214

Intangible assets not subject to amortization:
Trademarks	indefinite	20,438	-	20,438	-

Total intangible assets		$36,037	$9,347	$35,873	$7,214

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 30, 2008, management determined there was no impairment.

For the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006, NBP recognized $2.1 million, $1.9 million, and $1.9 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of August 30, 2008, for each of the next five years and thereafter (amounts in thousands):

2009	$2,095
2010	1,987
2011	356
2012	241
2013	239
Thereafter	1,334

(1) FYE 2013 consists of 53 weeks.

Overdraft Balances

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances is reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances of $72.3 million and $73.7 million were included in trade accounts and cattle purchases payables at August 30, 2008 and August 25, 2007, respectively.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan, Seoul, South Korea and Beijing, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

The provision for income taxes for NBP is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the difference between the final statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and thus included in the consolidated financial statements of NBP.  NBP’s subsidiary, National Carriers, has concluded an examination of its U.S. federal income taxes for the 2005 fiscal year.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2008, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short‑term trade receivables and payables, approximate their fair values due to the short‑term nature of the instruments. At August 30, 2008, the Senior Notes had a carrying value of $129.4 million and an approximate fair value of $129.7 million, based on NBP’s observations of transaction prices surrounding the close of its 2008 fiscal year.  The carrying value of other debt also approximates its fair value at August 30, 2008, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $2.1 million in fiscal year 2008, $3.3 million in fiscal year 2007, and $3.0 million in fiscal year 2006.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS 133 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

 The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 30, 2008 and August 25, 2007 is not significant.

Earnings Per Unit

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings Per Linked Unit Calculation

(In thousands, except unit and per unit data)	53 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Basic earnings per unit:
Income available to unitholders (numerator)	$62,211	$9,645	$19,719

Weighted average outstanding units (denominator)	735,385	735,455	702,843

Per unit amount	$84.60	$13.11	$28.06

Diluted earnings per unit:
Income available to unitholders (numerator)	$62,211	$9,645	$19,719

Weighted average outstanding units	735,385	735,455	702,843
Effect of dilutive securities - unit options	10,791	11,612	12,542
Units (denominator)	746,176	747,067	715,385

Per unit amount	$83.37	$12.91	$27.56

(3)       New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, however, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of SFAS 160 on its Consolidated Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R).  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact SFAS 161 will have on its Consolidated Financial Statements.

(4)       Membership Interest Purchase Agreement with JBS

On February 29, 2008, JBS, NBP, USPB and the other holders of membership interests in NBP, including NBPCO Holdings, LLC and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (Sellers), entered into a Membership Interest Purchase Agreement (MIPA), as amended from time to time. Under the MIPA, JBS will acquire all of the outstanding membership interests in NBP for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS (Purchase Price).

Pursuant to the MIPA, at closing USPB and certain other members of NBP will receive their proportionate share of the Purchase Price with (i) 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (JBS Stock) or (ii) 100% to be paid in shares of JBS Stock, which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on the volume weighted average of the closing per share price of the JBS Stock on the BOVESPA stock exchange during the 20 trading days prior to closing, subject to certain adjustments. Certain of NBP’s members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the Sellers may still demand to close, but be paid entirely in cash.

Consummation of the MIPA is subject to customary conditions, including approval of the MIPA by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  On March 14, 2008, at a Special Meeting of Members, USPB’s members approved the MIPA and the transactions contemplated under the MIPA.  The shareholders of JBS approved the MIPA on April 11, 2008. On October 20, 2008, the U.S. Department of Justice (DoJ), joined by the state attorneys general from seventeen states, filed a civil antitrust suit in U.S. District Court for the Northern District of Illinois seeking a permanent injunction of the MIPA alleging that it would result in lower prices paid to cattle suppliers and higher beef prices for consumers.  A similar suit was filed on November 13, 2008 in the same court by the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM).  These actions are being vigorously contested by USPB, NBP, and JBS.

The MIPA contains certain termination rights and provides that under certain circumstances, JBS or NBP may be required to pay NBP or JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (5)      Acquisitions

On May 19, 2006, USPB’s majority owned subsidiary, NBP, entered into a Contribution Agreement with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC is a newly formed limited partnership, formed for the purpose of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

Pursuant to the terms of the Contribution Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A and 44,160 new Class B units at an aggregate fair value of approximately $7.6 million. Under a separate unit exchange agreement between USPB and NBP, USPB then exchanged these units of NBC with NBP for 5,899,297 Class A nonvoting units, at a price per unit of $1.00, and 664,475 Class B-1 voting units, at an approximate price per unit of $2.61, or an aggregate value of approximately $7.6 million. As a result, USPB’s ownership interest in the Company’s Class B voting units increased to 54.76%.  The acquisition was accounted for using the purchase method.

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

Under the terms of the Contribution Agreement, Brawley Beef makes customary covenants, representations and warranties and agreed to indemnify NBC, NBP and USPB for breaches of these representations and warranties. Brawley Beef can satisfy these indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its Class A and Class B USPB units at $165 per unit. In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Contribution Agreement. Brawley Beef’s obligations under the Contribution Agreement and cattle supply agreements are also supported by limited guaranties from its members.  In connection with acquisition of Brawley Beef, LLC, during fiscal year 2006, intangible assets associated with customer relationships of approximately $2.4 million were recorded at acquisition and will be amortized on a straight-line basis over 15 years.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Had the acquisition of Brawley Beef occurred at the beginning of fiscal year 2006, unaudited pro forma revenue and earnings would have been $5.0 billion and $20.8 million, respectively, for fiscal year 2006.

NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006 for $1.5 million.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free from cattle that are 20 months of age and younger.  In connection with this acquisition, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill and $0.1 million of intangible assets.  Also in connection with the Vintage acquisition, if certain future net sales margin target levels are achieved, potential additional consideration will be payable, up to the maximum amounts of $0.5 million, $0.6 million and $0.6 million, respectively, for the fiscal years 2007, 2008 and 2009.  During fiscal years 2008 and 2007, $0.6 million and $0.5 million, respectively, was paid based on the net sales margin target level being achieved and the transaction was recorded as additional goodwill.

 In connection with acquisitions of Vintage Foods, L.P. and Rains Agency, a transportation company acquired for $0.6 million by National Carriers, Inc. during fiscal year 2006, intangible assets were identified from each acquisition and separately valued by an independent third party.  As a result of these valuations, intangible assets of approximately $1.7 million associated with customer relationships were recorded and are being amortized on a straight-line basis over a range of four to 12 years.  Also in connection with the Rains acquisition, if certain future contingent objectives were achieved, potential additional consideration would be payable.  During fiscal years 2008 and 2007, $0.1 million and $0.3 million, respectively, was paid based on the achievement of certain objectives and was recorded as an intangible asset.

(6)       Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis.  As of August 30, 2008 and August 25, 2007, debt consisted of the following (dollars in thousands):

	August 30,	August 25,
	2008	2007
Short-term debt:
Current portion of long-term debt (term loan) (a)	$1,030	$1,030
Current portion of long-term debt (term loan) (b)	-	-
Current portion of capital lease obligations (e)	3,590	3,391
	$4,620	$4,421
Long-term debt:
Term loan facility, net of current portion (a)	$2,059	$3,089
Term loan facility, net of current portion (b)	202,616	202,616
Senior Notes (c)	129,397	160,000
Industrial Development Revenue Bonds (d)	20,665	20,665
Revolving credit facility (b)	11,367	38,368
Long-term capital lease obligations and other (e)	10,194	13,806
	$376,298	$438,544
Total debt	$380,918	$442,965

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

The debt agreement with CoBank contains certain covenants which require, among other things: reporting requirements, a minimum working capital reserve, a minimum debt service coverage ratio, a minimum net worth, restrictions on transactions with related parties and restrictions on dividend payments. The Company was in compliance with all CoBank debt covenants as of August 30, 2008. The debt is secured by USPB’s interest in NBP.

The Company’s rate margin, which is adjusted annually, is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at August 30, 2008, August 25, 2007, and August 26, 2006. CoBank term debt is payable in equal quarterly installments with final payment due in July 2011, bearing interest at the LIBOR index plus a rate margin based on an NBP leverage ratio, adjusted quarterly (5.29% at August 30, 2008, 7.86% at August 25, 2007, and 8.01% at August 26, 2006).

            (b)   Senior Credit Facilities

 Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The Credit Facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  A non-use fee is payable quarterly on the daily average unused amount of the revolving credit facility.

Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million as depicted in the table below:

Borrowing Base Availability Level	Average Amount of Borrowing Base Availability	LIBOR Rate Line of Credit Loan	LC Fees	Non-Use Fee

Level 1	Greater than or equal to $150.0 million	1.25%	1.25%	0.375%

Level 2	Less than $150.0 million, but greater than or equal to $50.0 million	1.50%	1.50%	0.250%

Level 3	Less than $50.0 million	1.75%	1.75%	0.250%

As of August 30, 2008 and August 25, 2007, the interest rate for the revolving loan was equal to 3.87% and 6.95%, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The applicable margin for NBP’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00 as depicted in the table below:

Financial Performance Level	Funded Debt to EBITDA Ratio	Base Rate Advance on Term Loan	LIBOR Rate Term Loan

Level 1	Greater than or equal to 3.50 to 1.00	0.25%	2.00%

Level 2	Less than 3.50 to 1.00	0.00%	1.75%

As of August 30, 2008 and August 25, 2007, the interest rate for the term loan was equal to 4.22% and 7.32%, respectively.

Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP’s and certain of its domestic wholly-owned subsidiaries’ assets. The borrowing base consists of percentages of NBP’s eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 30, 2008, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $11.4 million, outstanding letters of credit of $45.2 million and available borrowings of $143.4 million based on the most restrictive financial covenant calculations.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base at August 30, 2008 are 90% on eligible accounts and 70% on eligible inventory.  As of August 30, 2008, NBP had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NBP’s net capital expenditures are limited in each fiscal year throughout the term of the credit agreement.  On June 27, 2008, NBP amended its Credit Facility to increase the amount of allowable net capital expenditures during fiscal year 2008.  At the end of fiscal year 2008, it was determined that NBP exceeded the capital expenditure limitation within NBP’s credit facility by approximately $0.4 million and a waiver was subsequently obtained from NBP’s banks for this violation.

(c)   Senior Notes

On August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP.  The Senior Notes may be redeemed at 102.625% of the principal amount during the twelve-month period commencing August 1, 2008. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP’s restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

During fiscal year 2008, NBP purchased and cancelled approximately $30.6 million of its Senior Notes.  No material gains or losses were incurred as a result of the purchase and cancellation of these Senior Notes.

As of August 30, 2008, NBP was in compliance with all covenants associated with the Senior Notes.

 NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(d)   Industrial Development Revenue Bonds

In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP.  Under the transaction, the City purchased NBP’s Dodge City facility by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the existing senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations.  Pursuant to capital lease agreements, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 2.7% in 2008, 3.7% in 2007, and 3.4% in 2006. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

 An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP’s behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly.  The average per annum interest rate for this series of bonds for fiscal years 2008 and 2007 was 2.7% and 3.7%, respectively.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.  Because these bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations.

(e)       Capital and Operating Leases

NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef, LLC acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at August 30, 2008, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
	(dollars in thousands)
For the fiscal years ended August:
2009	$4,117	$14,672
2010	3,411	11,835
2011	1,672	7,015
2012 2013	1,659 1,659	4,744 1,516
Thereafter	3,077	455
Net minimum lease payments	$15,595	$40,237
Less amount representing interest	(2,011)
Present value of net minimum lease payments	$13,584

Rent expense associated with operating leases was $14.2 million, $14.1 million and $10.9 million, for fiscal years 2008, 2007 and 2006, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

(f)    Utilities Commitment

Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP eleven miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million, $1.4 million and $1.2 million was paid in fiscal years 2008, 2007 and 2006, respectively.  Payments under the commitment will be $1.4 million in fiscal year 2009, $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011, 2012 and 2013, with the remaining balance of $8.9 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.   NBP’s estimated cattle commitments as of August 30, 2008 were $91.8 million.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 30, 2008, are as follows:

Minimum
Principal
Maturities
(in thousands)
Fiscal Year ending August:
2009	$4,620
2010	9,943
2011	131,733
2012	12,744
2013	1,465
Thereafter	220,413
$380,918
Fiscal year 2013 consists of 53 weeks

(7)       Employee Compensation and Benefits

The cooperative had established a phantom stock option plan which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the Conversion described in Note 11, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  During the period when unitholders of USPB are required to transfer each Class A unit with a corresponding Class B unit, a phantom Class A unit cannot be exercised without a corresponding Class B unit being exercised.  The Company recognizes compensation expense for the difference between the weighted average transfer price of the last 20,000 non-conditional trades and the $55 exercise price.  A reduction in compensation expense of $0.1 million, $0.6 million and $0.2 million was recognized for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

The Company maintains a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering its non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.5 million, $0.7 million and $0.6 million for fiscal years 2008, 2007, and 2006.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.7 million, $0.6 million and $0.6 million for the fiscal years 2008, 2007, and 2006.

 Postretirement Benefits— Certain former NBP employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.3 million, $0.2 million and $0.2 million, for fiscal years 2008, 2007 and 2006, respectively, and are included in cost of sales.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The health care trend rate used to value the accumulated benefit obligation at August 30, 2008 is a rate of 8% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6%.  The unfunded accumulated benefit obligation was $1.6 million and $1.9 million at August 30, 2008 and August 25, 2007, respectively, and has been recorded as a liability in the consolidated financial statements as non-current other liabilities.

 (8)      Other Income

Other non-operating income, net was $5.9 million, $1.5 million and $3.4 million in the fiscal years 2008, 2007 and 2006, respectively.  Other non-operating income, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 7. Employee Compensation and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income for fiscal year 2008 includes approximately $3.4 million for the settlement of a lawsuit related to corrugated packaging materials and about $1.3 million related to proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero.

 (9)      Income Taxes

Income tax expense includes the following current and deferred provisions (dollars in thousands):

	53 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Current provision:
Federal	$297	$1,098	$2,198
State	638	227	437
Foreign	18	16	12
Total current tax expense	953	1,341	2,647

Deferred provision:
Federal	625	509	(909)
State	193	90	(166)
Foreign	-	-	-
Total deferred tax expense	818	599	(1,075)

Total income tax expense	$1,771	$1,940	$1,572

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

	53 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Computed “expected” income tax expense	$22,394	$4,055	$7,452
Passthrough income	(21,321)	(2,068)	(6,118)
State taxes, net of federal	770	210	179
Other	(72)	(257)	59
Total income tax expense	$1,771	$1,940	$1,572

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 30, 2008 and August 25, 2007 are presented below (dollars in thousands):

Deferred tax assets:	August 30, 2008	August 25, 2007
Accounts receivable, due to allowance for doubtful accounts	$119	$122
Intangible assets	156	102
Self-insurance and workers compensation accruals	804	1,611
Accrued vacation pay and bonuses	10	-
Employee benefit accruals	10	-
Total gross deferred tax assets	1,099	1,835
Deferred tax liabilities:
Prepaid assets	4	-
Property, plant, and equipment, principally due to differences in depreciation	480	402
Total gross deferred tax liabilities	484	402
Net deferred tax assets	$615	$1,433

Net deferred tax assets and liabilities at August 30, 2008 and August 25, 2007 are included in the consolidated balance sheet as follows (dollars in thousands):

	August 30,	August 25,
	2008	2007
Other current assets	$1,099	$1,835
Other liabilities	484	402
	$615	$1,433

 Deferred tax assets and liabilities relate primarily to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 30, 2008 and August 25, 2007.  NBP management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Beginning in calendar year 2008, some states in which NBP conducts business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.7 million of these business taxes in income tax expense during fiscal year 2008 as compared to the same period of last year.

The Company adopted FIN 48 in the first quarter of fiscal year 2008.  As a result of the adoption, tax reserves relating to the potential recharacterization of income from patronage sourced to non-patronage sourced in the amount of approximately $0.5 million were reversed.

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During the fiscal year ended August 30, 2008, USPB and its unitholders and associates provided approximately 19% of NBP’s cattle requirements. During the fiscal years ended August 25, 2007, and August 26, 2006, USPB provided approximately 17% and 18%, respectively, of NBP’s cattle requirements.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At August 30, 2008 and August 25, 2007, the Company had payables to unitholders in the amount of $0.2 million and $0.6 million, respectively.  The payable balance at August 25, 2007 is primarily related to the return of nondelivery penalties.  At August 30, 2008 and August 25, 2007 the Company had receivables from unitholders in the amount of $0.0 million and $0.2 million, respectively.  The receivable balance at August 25, 2007 is primarily related to non-delivery penalties.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

At August 30, 2008 and August 25, 2007, the amounts due from Beef Products, Inc. (BPI) for sale of beef trimmings were approximately $4.9 million and $4.4 million, respectively.  At August 30, 2008 and August 25, 2007, the amounts due to Beef Products, Inc. for the purchase of processed lean beef were approximately $0.9 million and $0.4 million, respectively.

In October 2003, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 30, 2008, NBP paid $0.7 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 30, 2008, NBP paid $0.7 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal year 2008, NBP paid $0.7 million to BPI in technology and support fees.

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

(12)     Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At August 30, 2008, the value of the minority interest in National Beef was determined to be $220.3 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $34.5 million through accretion during the fiscal year ended August 30, 2008, resulting in a carrying value of $186.5 million, which is included in the accompanying Consolidated Balance Sheet as of August 30, 2008.

Generally accepted accounting principles require the Company to determine the fair value of the minority owners’ interest at the end of each reporting period.  This change in fair value is accreted over the redemption period as discussed above.   The Company uses  Stern Brothers Valuation Advisors, to assist management in measuring fair value of the minority owners’ interest.  Key assumptions in determining the fair value include the value offered by JBS under the MIPA, management’s estimate of the probability of the MIPA reaching a successful conclusion, valuation multiples of publicly traded companies in the same or similar industries, management’s projections of future cash flows, and the discount rate applied to the projected future cash flows.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The redemption value of the minority interest in NBP at August 30, 2008, increased by approximately $148.2 million compared to the value at August 25, 2007 primarily as a result of the MIPA that was entered into on February 29, 2008 with JBS.  Under the MIPA, JBS will acquire all of the outstanding membership interests in NBP for an aggregate value of $560.0 million.  The value also significantly increased as a result of the increased operating results of the NBP in fiscal year 2008 as compared to fiscal year 2007 and an associated increase in management’s projections of future cash flows.

The U.S. DoJ, state attorneys general from seventeen states, R-CALF, and OCM filed civil antitrust suits seeking a permanent injunction of the MIPA.  Although these suits are being vigorously contested by USPB, NBP, and JBS, the fair value of the capital subject to redemption could be significantly impacted if the MIPA is unable to be successfully completed.  Offsetting the change in the redemption value of the minority interest is a corresponding change in members’ capital.   (See Note 4 for further discussion of the MIPA.)

 (13)    Legal Proceedings

NBP’s wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for NBP.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

The U.S. DoJ, joined by state attorneys general from seventeen states (Arizona, Colorado, Connecticut, Iowa, Kansas, Minnesota, Mississippi, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Texas, and Wyoming ), filed a civil antitrust suit against JBS and NBP on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NPB by JBS, along with an award in the amount of their costs and attorneys’ fees.  The DoJ is alleging that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded box beef in the U.S. generally, in violation of Section 7 of the Clayton Act.  USPB, JBS and NBP intend to vigorously contest this attempt to block the acquisition.  No date has been set by the Court for trial.

On November 13, 2008, R-CALF and OCM filed a civil antitrust suit against JBS and NBP in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NBP by JBS, along with an award in the amount of their costs and attorneys’ fees.  R-CALF and OCM are alleging that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded boxed beef in the U.S. generally, in violation of Section 7 of the Clayton Act.  USPB, JBS and NBP intend to vigorously contest this attempt to block the acquisition.  No date has been set by the Court for trial.

(14)     Business Segments

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity‑wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB operates in one operating segment and reports only certain enterprise‑wide disclosures.

Customer Concentration

In the fiscal year ended August 30, 2008, one customer with its consolidated subsidiaries represented 7.8% of total sales, with no other customer representing more than 3.8% of total sales.  In the fiscal year ended August 25, 2007, one customer with its consolidated subsidiaries represented 6.8% of total sales, with no other customer representing more than 3.6% of total sales.  In the fiscal year ended August 26, 2006, one customer with its consolidated subsidiaries represented 7.9% of total sales, with no other customer representing more than 3.0% of total sales.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006 of approximately $675.1 million, $561.9 million, and $309.7 million, respectively. No single country accounted for more than 3% of total sales. The amount of assets maintained outside the United States of America is not material.

(15)     Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2008 and 2007 is set forth below (dollars in thousands, except per unit data):

				Basic	Diluted
		Operating	Net	Earnings /	Earnings /
		Income	Income	(Loss) Per	(Loss) Per
	Net Sales	(Loss)	(Loss)	Linked Unit	Linked Unit
2008 quarterly results:
November 24, 2007	$1,398,102	$(16,078)	$(13,712)	$(18.65)	$(18.65)
February 23, 2008	1,305,950	(4,211)	(7,550)	$(10.27)	$(10.27)
May 31, 2008	1,529,624	77,902	39,282	$53.42	$52.64
August 30, 2008	1,613,616	89,187	44,191	$60.09	$59.22
	$5,847,292	$146,800	$62,211

2007 quarterly results:
November 25, 2006	$1,273,025	$(15,360)	$(13,075)	$(17.78)	$(17.78)
February 24, 2007	1,313,319	7,026	(1,616)	$(2.20)	$(2.20)
May 26, 2007	1,479,676	22,575	7,035	$9.57	$9.42
August 25, 2007	1,512,513	41,774	17,301	$23.53	$23.16
	$5,578,533	$56,015	$9,645