Form 10-Q
period 2008-11-29
U. S. Premium Beef, LLC
filed 2009-01-13
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The registrant’s units are not traded on an exchange or in any public market.  As of December 27 , 2008, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
(in thousands, except unit data)

	November 29,	August 30,
Assets	2008	2008
	(unaudited)
Current assets:
Cash and cash equivalents	$102,096	$77,399
Accounts receivable, less allowance for returns and doubtful accounts
of $1,650 and $1,665, respectively	178,345	218,023
Due from affiliates	3,627	5,827
Other receivables	5,710	5,392
Inventories	200,078	192,480
Other current assets	32,702	12,765
Total current assets	522,558	511,886
Property, plant, and equipment, at cost	438,150	431,584
Less accumulated depreciation	(142,799)	133,436
Net property, plant, and equipment	295,351	298,148
Goodwill	80,642	80,642
Other intangible assets, net of accumulated amortization
of $9,871 and $9,347, respectively	26,168	26,690
Other assets	9,185	9,710
Total assets	$933,904	$927,076

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$4,117	$4,620
Cattle purchases payable	75,887	65,378
Accounts payable - trade	70,653	71,321
Due to affiliates	646	1,004
Accrued compensation and benefits	19,543	49,320
Accrued insurance	13,745	12,918
Other accrued expenses and liabilities	40,832	10,152
Distributions payable	364	19,245
Total current liabilities	225,787	233,958
Long-term liabilities:
Long-term debt, excluding current installments	396,557	376,298
Other liabilities	2,248	2,327
Total long-term liabilities	398,805	378,625
Total liabilities	624,592	612,583
Minority interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	192,089	187,997
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units
authorized, issued and outstanding	66,625	75,831
Patronage notices	50,642	50,642
Accumulated other comprehensive income	(44)	23
Total capital shares and equities	117,223	126,496
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$933,904	$927,076

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit and per unit data)

	13 weeks ended	13 weeks ended
	November 29, 2008	November 24, 2007
	(unaudited)	(unaudited)

Net sales	$1,428,977	$1,398,102

Costs and expenses:
Cost of sales	1,404,038	1,393,692
Selling, general, and administrative expenses	12,886	11,659
Depreciation and amortization	9,969	8,829
Total costs and expenses	1,426,893	1,414,180

Operating income (loss)	2,084	(16,078)

Other income (expense):
Interest income	181	528
Interest expense	(6,852)	(9,220)
Minority owners' interest in net loss of National Beef
Packing Company, LLC	1,516	11,390
Minority owners' interest in net income of Kansas City
Steak Company, LLC	(172)	(25)
Equity in loss of aLF Ventures, LLC	(25)	(25)
Other, net	392	267
Loss before taxes	(2,876)	(13,163)

Income tax expense	(369)	(549)
Net loss	$(3,245)	$(13,712)

Net loss per Class A and Class B linked unit:
Basic	$(4.41)	$(18.65)
Diluted	$(4.41)	$(18.65)

Outstanding weighted-average Class A and Class B linked units:
Basic	735,385	735,385
Diluted	735,385	735,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	13 weeks ended	13 weeks ended
	November 29, 2008	November 24, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,245)	$(13,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,969	8,829
Gain on disposal of property, plant, and equipment	(57)	(2)
Minority interest	(1,344)	(11,373)
Changes in assets and liabilities:
Accounts receivable	39,678	14,767
Due from affiliates	3,457	403
Other receivables	(318)	(1,542)
Inventories	(7,598)	(12,014)
Other assets	(19,413)	(229)
Cattle purchases payable	3,095	6,679
Accounts payable	(647)	2,520
Due to affiliates	(362)	(855)
Accrued compensation and benefits	(29,777)	(3,618)
Accrued insurance	827	323
Other accrued expenses and liabilities	29,348	6,124
Net cash provided by (used in) operating activities	23,613	(3,700)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(6,952)	(11,558)
Proceeds from sale of property, plant, and equipment	360	6
Net cash used in investing activities	(6,592)	(11,552)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	23,633	(9,648)
Payments of term notes payable	(257)	(257)
Repayments of other indebtedness / capital leases	(1,280)	(1,106)
Purchase and cancellation of Senior Notes	(2,340)	-
Change in overdraft balances	7,393	19,975
Distributions to minority interest owners in National Beef Packing Company, LLC	(19,406)	(2,866)
Net cash provided by financing activities	7,743	6,098
Effect of exchange rate changes on cash	(67)	5
Net increase (decrease) in cash	24,697	(9,149)
Cash and cash equivalents at beginning of the period	77,399	62,869
Cash and cash equivalents at end of the period	$102,096	$53,720
Supplemental cash disclosures:
Cash paid during the period for interest	$2,723	$5,428
Cash paid during the period for taxes, net of refunds	$136	$525
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$44	$-

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 30, 2008.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 157-2, which defers the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statement on a recurring basis (at least annually).  FASB Staff Position 157-2 is effective for fiscal years beginning after November 15, 2008.  Management believes the adoption of Staff Position 157-2 will not have a material impact on the Company’s financial position or net earnings.

In December 2007, the FASB issued SFAS No. 141R (SFAS 141R), Business Combinations.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact SFAS 160 may have, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  SFAS 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact SFAS 161 will have on its consolidated financial statements.

(3)  Membership Interest Purchase Agreement with JBS

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

Consummation of the MIPA is subject to customary conditions, including approval of the MIPA by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  On March 14, 2008, at a Special Meeting of Members, USPB’s members approved the MIPA and the transactions contemplated under the MIPA.  The shareholders of JBS approved the MIPA on April 11, 2008. On October 20, 2008, the U.S. Department of Justice (DoJ), joined by the state attorneys general from seventeen states, filed a civil antitrust suit in U.S. District Court for the Northern District of Illinois seeking a permanent injunction of the MIPA alleging that it would result in lower prices paid to cattle suppliers and higher beef prices for consumers.  A similar suit was filed on November 13, 2008 in the same court by the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM).  These actions were vigorously contested by USPB, NBP, and JBS, when the case was stayed in December 2008 to enable the parties to explore a settlement.  There can be no assurance that any settlement will be reached or that the transaction will be consummated.

The MIPA contains certain termination rights and provides that under certain circumstances, JBS or NBP may be required to pay NBP or JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

(4) Inventories

Inventories at November 29, 2008 and August 30, 2008 consisted of the following (in thousands):

	November 29, 2008	August 30, 2008

Dressed and boxed meat products	$153,947	$144,885
Beef by-products	19,416	20,886
Supplies and other	26,715	26,709
	$200,078	$192,480

(5) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended November 29, 2008	13 weeks ended November 24, 2007
Net loss	$(3,245)	$(13,712)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(67)	5
Comprehensive loss	$(3,312)	$(13,707)

(6) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At November 29, 2008, the value of the minority interest in National Beef was determined to be $198.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef on the August 30, 2008 balance sheet increased by approximately $6.0 million through accretion during the thirteen weeks ended November 29, 2008, resulting in the $190.5 million carrying value, which is included in the accompanying consolidated balance sheet as of November 29, 2008, as detailed in Note 8.

Generally accepted accounting principles require the Company to determine the fair value of the minority owners’ interest at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  The Company uses Stern Brothers Valuation Advisors, to assist management in measuring fair value of the minority owners’ interest.  Key assumptions in determining the fair value include the value offered by JBS under the MIPA, management’s estimate of the probability of the MIPA reaching a successful conclusion, valuation multiples of publicly traded companies in the same or similar industries, management’s projections of future cash flows, and the discount rate applied to the projected future cash flows.

The redemption value of the minority interest in NBP at November 29, 2008, decreased by approximately $22.1 million compared to the value at August 30, 2008 primarily as a result of the deteriorating conditions in the financial markets and the decreased probability of the acquisition being completed.  Under the MIPA, JBS will acquire all of the outstanding membership interests in NBP for an aggregate value of $560.0 million.

The fair value of the minority interest would be impacted if the transactions contemplated under the MIPA are not successfully completed.  Offsetting the change in the redemption value of the minority interest is a corresponding change in members’ capital.   (See Note 3 for further discussion of the MIPA.)

(7) Legal Proceedings

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

The U.S. DoJ, joined by state attorneys general from seventeen states (Arizona, Colorado, Connecticut, Iowa, Kansas, Minnesota, Mississippi, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Texas, and Wyoming ), filed a civil antitrust suit against JBS and NBP on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NPB by JBS, along with an award in the amount of their costs and attorneys’ fees.  The DoJ alleges that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded box beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

On November 13, 2008, R-CALF and OCM filed a civil antitrust suit against JBS and NBP in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NBP by JBS, along with an award in the amount of their costs and attorneys’ fees.  R-CALF and OCM allege that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded boxed beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

USPB, JBS and NBP were vigorously contesting these attempts by the DoJ, R-CALF and OCM to block the acquisition by JBS when the cases were stayed in December 2008 to enable the parties to explore a settlement. There can be no assurance that any settlement will be reached or that the transaction will be consummated.

(8)  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

On August 31, 2008, the Company adopted portions of SFAS 157, Fair Value Measurements, except for the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2 as discussed in Note 2.

SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•   Level 1 – quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•   Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•   Level 3 – unobservable inputs for an asset or liability.  Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of November 29, 2008 and also the level within the fair value hierarchy used to measure each category of assets.

(in thousands)
Description	November 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other assets - derivatives	$12,619	$12,619	$-	$-

Other liabilities - derivatives	$26,272	$16,065	$10,207	$-

Minority owners' interest	$190,453	$-	$-	$190,453

Due to the fact the NBP’s equity is not traded, there are significant unobservable inputs used in valuing redemption value of the minority interest in NBP.  For a more detailed discussion of minority owners’ interest and the key inputs we use to value it, refer to Note 6.  The table below represents the Company’s minority owners’ interest measured at fair value on a recurring basis using significant unobservable inputs (level 3) as defined in SFAS 157 as of November 29, 2008.

Fair Value Measurements Using Significant Unobservable Inputs Level 3)

(in thousands)	Minority Owners' Interest

Balance at August 30, 2008	$186,533
Allocation of first quarter net loss	(1,516)
Class A priority distribution	(525)
Appraisal valuation adjustment	5,961
Balance at November 29, 2008	$190,453

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  This statement was effective for the Company as of August 31, 2008; however, the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

(9) Earnings Per Unit

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

The diluted loss per linked unit calculation for the 13 week periods ending November 29, 2008 and November 24, 2007 in the following table excludes the effect of the 20,000 unit purchase rights noted above as the effect of including them would have been anti-dilutive to the calculation.

Loss Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 weeks ended November 29, 2008	13 weeks ended November 24, 2007
	(unaudited)	(unaudited)
Basic loss per unit
Loss available to unitholders (numerator)	$(3,245)	$(13,712)

Weighted average outstanding units (denominator)	735,385	735,385

Per unit amount	$(4.41)	$(18.65)

Diluted loss per unit
Loss available to unitholders (numerator)	$(3,245)	$(13,712)

Weighted average outstanding units	735,385	735,385
Effect of dilutive securities - unit options	-	-
Units (demoninator)	735,385	735,385

Per unit amount	$(4.41)	$(18.65)

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A. Business of the Company’s Annual Report for the year ended August 30, 2008 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

The U. S. cattle herd remains in a liquidation phase with fed steer and heifer supplies trending lower for the next two to three years and possibly longer.  The extreme price volatility of cattle input costs along with the sharp decline in commodity prices over the past six months has reduced some of the financial stress at the ranch level.  Major concerns about the overall economy, however, have blunted any thought that expanding the U.S.’s cattle herd is imminent.  As a result of the week global economic situation, trade in many export related beef products has slowed dramatically.  It is anticipated that it will take several months for some beef and beef by-product items to clear inventory and for these items to provide any sustained financial support to the beef industry relative to the levels realized over the past two years.  With year-to-year declines in fed cattle supplies and anticipated smaller 2009 pork and broiler protein production, consumer ability or willingness to pay higher prices will be key to supporting profitable cattle and beef prices over the coming months.

Recent Developments

The U.S. DoJ, joined by state attorneys general from seventeen states (Arizona, Colorado, Connecticut, Iowa, Kansas, Minnesota, Mississippi, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Texas, and Wyoming ), filed a civil antitrust suit against JBS and NBP on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NPB by JBS, along with an award in the amount of their costs and attorneys’ fees.  The DoJ alleges that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded box beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

On November 13, 2008, R-CALF and OCM filed a civil antitrust suit against JBS and NBP in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NBP by JBS, along with an award in the amount of their costs and attorneys’ fees.  R-CALF and OCM allege that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded boxed beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

USPB, JBS and NBP were vigorously contesting these attempts by the DoJ, R-CALF and OCM to block the acquisition by JBS when the cases were stayed in December 2008 to enable the parties to explore a settlement.

Recent world financial instability and foreign currency deviations have decreased the demand and value of certain industry products and inventories.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006; however, its border was subsequently closed in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed from the eligible supplier list to Mexico on December 23, 2008 for two days for an alleged ink issue in September 2008 which we believe to be untrue and unfounded.  These constraints and uncertainties have had a negative impact on beef margins.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Results of Operations

Thirteen weeks ended November 29, 2008 compared to thirteen weeks ended November 24, 2007

General.  The net loss for the thirteen weeks ended November 29, 2008 was approximately $3.2 million compared to a net loss of $13.7 million for the thirteen weeks ended November 24 , 2007, an improvement of $10.5 million.  While the average volume of cattle processed during the comparable thirteen-week periods fell by approximately 3.1%, average sales prices per head increased approximately 6.0% during the current quarter.  Improved demand of beef products during the first quarter of fiscal year 2009 as compared to the same period of the prior year allowed the increase in sales prices to cover the higher cost of the cattle that were processed.

Total costs and expenses for the thirteen weeks ended November 29, 2008 were approximately $1,426.9 million, or 99.9% of sales compared to approximately $1,414.2 million for the thirteen weeks ended November 24, 2007, or 101.2% of sales.  The increase in total costs and expenses was primarily due to an increase in cost of sales along with increases in selling, general, and administrative expenses and depreciation and amortization expenses.

Net Sales.  Net sales were $1,429.0 million for the thirteen weeks ended November 29 , 2008 compared to $1,398.1 million for the thirteen weeks ended November 24 , 2007, an increase of $30.9 million, or 2.2%.  The increase in net sales principally resulted from an approximate 6.0% increase in the average sales prices per head during the current thirteen week period of fiscal year 2009 as compared to the same period a year ago while the average volume of cattle processed fell by approximately 3.1%.  Partially offsetting the increase in average sales prices per head was an approximate $21.6 million loss on the mark to market adjustment on cattle futures contracts that NBP entered into during the first quarter of fiscal year 2009 to offset the risk of fixed price sales commitments.

Cost of Sales.  Cost of sales was $1,404.0 million for the thirteen weeks ended November 29 , 2008 compared to $1,393.7 million for the thirteen weeks ended November 24 , 2007, an increase of $10.3 million, or 0.7%.  The increase was primarily a result of increased outbound freight costs by approximately 14.0% and increased packaging costs by approximately 16.2% during the current quarter as compared to the same period of last year.  Also contributing to the increase in cost of sales was an approximate 1.7% increase in cattle prices for the comparable periods, resulting from a continued tight supply of market-ready cattle.  Partially offsetting these increases was a decrease in the volume of cattle processed of approximately 3.1% during the quarter as compared to the same period of fiscal year 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.9 million for the thirteen weeks ended November 29, 2008 compared to $11.7 million for the thirteen weeks ended November 24, 2007, an increase of $1.2 million, or 10.3%.  The increase reflects an increase in payroll, bonus, and related expenses of approximately $1.0 million and an increase in legal expenses of approximately $0.6 million, which were partially offset by a decrease of approximately $0.2 million in marketing and advertising expense.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $10.0 million for the thirteen weeks ended November 29, 2008 compared to $8.8 million for the thirteen weeks ended November 24, 2007, an increase of $1.2 million, or 13.6%.  Depreciation expense increased mostly due to approximately $59.9 million in fixed assets being placed into service primarily at our three beef plants and two case ready plants during fiscal year 2008.

Operating Income (Loss).  Operating income was approximately $2.1 million for the thirteen weeks ended November 29, 2008 compared to an operating loss of $16.1 million for the thirteen weeks ended November 24, 2007, an improvement of $18.2 million. The significant improvement in operating income during the first quarter of fiscal year 2009 was related primarily to a more favorable market environment in the current period as compared to same period of last year.  Improved customer demand allowed for increased selling prices.

Minority Owners’ Interest in NBP.  Minority interest in the net loss of NBP for the thirteen weeks ended November 29 , 2008 was $1.5 million compared to a net loss for the thirteen weeks ended November 24, 2007 of $11.4 million, a change of $9.9 million. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was $6.9 million for the thirteen weeks ended November 29 , 2008 compared to $9.2 million for the thirteen weeks ended November 24 , 2007, a decrease of $2.3 million, or 25.0%.  The decrease in interest expense during the thirteen weeks ended November 29, 2008 as compared to the same period last year was due primarily to the purchase and cancellation of our Senior Notes of approximately $30.6 million and $2.3 million, respectively, during the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009.  Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 234 basis points, during the thirteen weeks ended November 29, 2009 as compared to the same period of last year.  In addition, the weighted average principal amount of our variable rate debt decreased by approximately $12.3 million at November 29, 2008 as compared to November 24, 2007.

Income Tax Expense.  Income tax expense was $0.4 million for the thirteen weeks ended November 29, 2008 compared to $0.5 million for the same period of fiscal year 2008, a decrease of $0.1 million, or 20.0%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.1 million of these business taxes in income tax expense during the thirteen weeks ended November 29, 2008 as compared to the same period of fiscal year 2008.  A decrease in income taxes for the period of approximately $0.3 million was related to our subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.

 Liquidity and Capital Resources

As of November 29, 2008, we had net working capital of $296.8 million, which included $0.4 million in distributions payable, and cash and cash equivalents of $102.1 million.  As of August 30, 2008, we had net working capital of $277.9 million, which included $19.2 million in distributions payable, and cash and cash equivalents of $77.4 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of November 29, 2008, we had $400.7 million of long-term debt, $4.1 million of which was classified as a current liability. As of November 29, 2008, NBP’s Credit Facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $35.0 million, outstanding letters of credit of $44.2 million and available borrowings of $120.8 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its Credit Facility as of November 29, 2008.

In addition to outstanding borrowings under the Credit Facility, the Company had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $127.1 million, a term loan with CoBank, of which approximately $2.9 million was outstanding, and capital lease and other obligations of $12.4 million as of November 29, 2008.

NBP believes that available borrowings under its Credit Facility and cash provided by operating activities will be sufficient to support working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP is authorized to purchase up to $50.0 million of its outstanding Senior Notes in the aggregate from time to time in accordance with the limits imposed under the Credit Facility, of which $32.9 million have been repurchased to date.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of the obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended August 30, 2008.

Operating Activities

Net cash provided by operating activities in the thirteen weeks ended November 29, 2008 was $23.6 million compared to net cash used in operating activities of $3.7 million in the thirteen weeks ended November 24 , 2007.  The $27.3 million change was due primarily to a lower net loss of approximately $10.5 million during the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.  Net cash was provided by operating activities through accounts receivable and other accrued expenses and liabilities during the thirteen week period of the current year as compared to the thirteen week period of last year while net cash was used in operating activities through other assets and accrued compensation and benefits.

Investing Activities

Net cash used in investing activities was $6.6 million in the thirteen weeks ended November 29, 2008 compared to $11.6 million in the thirteen weeks ended November 24, 2007.  This decrease in cash used was primarily attributable to a decrease in expenditures for property, plant and equipment during the first quarter of fiscal year 2009 as compared to the same period of fiscal year 2008.

Financing Activities

Net cash provided by financing activities was $7.7 million in the thirteen weeks ended November 29, 2008 compared to net cash provided by financing activities of $6.1 million in the thirteen weeks ended November 24 , 2007.  The change was primarily the result of $23.6 million in net receipts in revolving credit borrowings during the current thirteen week period as compared to $9.6 million in net payments in revolving credit borrowings during the same period of last year and an increase of $7.4 million in the overdraft balance. Partially offsetting this increase was an increase in distributions of $19.4 million.

Amended and Restated Senior Credit Facility

Effective July 25, 2007, NBP amended and restated its existing senior credit facility with a consortium of banks.  The Credit Facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.

Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of November 29, 2008, the interest rate for the revolving loan was approximately 3.8%.   The applicable margin for the NBP’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of November 29, 2008, the interest rate for the term loan was approximately 4.3%.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  As of November 29, 2008, NBP had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes including the purchase of a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under the Credit Facility.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of November 29, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $14.9 million.  As of August 30, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  This significant change was primarily due to the cattle futures contracts that NBP entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates. As of November 29, 2008, the weighted average interest rate on our $261.2 million of variable rate debt was approximately 4.0%.

We had total interest expense of approximately $6.9 million during the thirteen week period ending November 29, 2008.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.3 million in the thirteen week period ending November 29, 2008.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 7. Legal Proceedings to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 30, 2008 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended August 30, 2008 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of members of USPB was held on December 10, 2008. Other than approval of the minutes from the previous annual meeting, the only proposal presented for member consideration at the Annual Meeting was the election of two (2) directors to serve for three-year terms expiring after the 2011 fiscal year.  The three nominees who stood for election to the Board of Directors were incumbent directors Carol Keiser and Rex McCloy and new candidate Jeff Sternberger.  Biographical information regarding Ms. Keiser and Messrs. McCloy and Sternberger has previously been included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008.

At the Annual Meeting, under procedures established by the Company’s Nominating Committee, Ms. Keiser and Messrs. McCloy and Sternberger stood for election for the two open seats on the USPB Board of Directors.  USPB’s members elected Rex McCloy and Jeff Sternberger to serve as directors on the Board of Directors for a term that will expire after fiscal year 2011.  The election of the nominees was by a majority of the members present and voting at the Annual Meeting, expressed by a written ballot.  In the election, out of 88 valid ballots, Ms. Keiser received a total of 17 votes, Mr. McCloy received a total of 79 votes and Mr. Sternberger received a total of 77 votes.  The other members of the Board of Directors, Messrs. Fairleigh, Gardiner, Laue, Morgan, and Ramsey continued in service as members of the USPB Board of Directors following the Annual Meeting.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits
10.1	Contract Affirmation of Second Amendment to Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt dated December 31, 2008 (filed herewith).

10.2	Employment Agreement dated as of December 30, 2008 by and between the Company and John R. Miller (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on January 6, 2009).

10.3	Amendment to Employment Agreement for John R. Miller dated as of December 31, 2008 by and between the Company and John R. Miller (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on January 13, 2009).

10.4	Amendment to Employment Agreement for Timothy M. Klein dated as of December 31, 2008 by and between the Company and Timothy M. Klein (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on January 13, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: January 13, 2009

