Form 10-Q
period 2009-02-28
U. S. Premium Beef, LLC
filed 2009-04-15
CIK 1289237

__________

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

The registrant’s units are not traded on an exchange or in any public market.  As March 28, 2009, there were 735,385 Class A units and 735,385 Class B units outstanding.

__________

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit data)

	February 28,	August 30,
Assets	2009	2008
	(unaudited)
Current assets:
Cash and cash equivalents	$72,348	$77,399
Accounts receivable, less allowance for returns and doubtful accounts
of $1,768 and $1,665, respectively	165,783	218,023
Due from affiliates	2,890	5,827
Other receivables	6,047	5,392
Inventories	167,530	192,480
Other current assets	28,506	12,765
Total current assets	443,104	511,886
Property, plant, and equipment, at cost	447,639	431,584
Less accumulated depreciation	(152,714)	(133,436)
Net property, plant, and equipment	294,925	298,148
Goodwill	80,642	80,642
Other intangible assets, net of accumulated amortization
of $10,394 and $9,347, respectively	25,650	26,690
Other assets	9,736	9,710
Total assets	$854,057	$927,076

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$10,001	$4,620
Cattle purchases payable	50,916	65,378
Accounts payable - trade	56,151	71,321
Due to affiliates	355	1,004
Accrued compensation and benefits	25,527	49,320
Accrued insurance	13,824	12,918
Other accrued expenses and liabilities	31,589	10,152
Distributions payable	364	19,245
Total current liabilities	188,727	233,958
Long-term liabilities:
Long-term debt, excluding current installments	341,941	376,298
Other liabilities	2,212	2,327
Total long-term liabilities	344,153	378,625
Total liabilities	532,880	612,583
Minority interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	257,543	187,997
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units
authorized, issued and outstanding	13,043	75,831
Patronage notices	50,642	50,642
Accumulated other comprehensive (loss) income	(51)	23
Total capital shares and equities	63,634	126,496
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$854,057	$927,076

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,298,218	$1,305,950	$2,727,195	$2,704,052

Costs and expenses:
Cost of sales	1,236,297	1,288,194	2,640,335	2,681,887
Selling, general, and administrative expenses	10,021	13,212	22,907	24,871
Depreciation and amortization	11,269	8,755	21,239	17,584
Total costs and expenses	1,257,587	1,310,161	2,684,481	2,724,342

Operating income (loss)	40,631	(4,211)	42,714	(20,290)

Other income (expense):
Interest income	63	414	245	942
Interest expense	(5,601)	(9,190)	(12,454)	(18,410)
Minority owners' interest in net (income) loss of
National Beef Packing Company, LLC	(13,236)	4,872	(11,720)	16,263
Minority owners' interest in net income of Kansas City
Steak Company, LLC	(546)	(421)	(717)	(446)
Equity in loss of aLF Ventures, LLC	(24)	(25)	(49)	(50)
Termination fee	14,572	-	14,572	-
Other, net	(4,237)	1,541	(3,845)	1,809
Income (loss) before taxes	31,622	(7,020)	28,746	(20,182)

Income tax expense	(192)	(530)	(561)	(1,080)
Net income (loss)	$31,430	$(7,550)	$28,185	$(21,262)

Income (loss) per linked unit:
Basic	$42.74	$(10.27)	$38.33	$(28.91)
Diluted	$42.12	$(10.27)	$37.77	$(28.91)

Outstanding weighted-average Class A and Class B units:
Basic	735,385	735,385	735,385	735,385
Diluted	746,218	735,385	746,218	735,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)
	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$28,185	$(21,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,239	17,584
Termination Fee	(14,572)	-
Loss on disposal of property, plant, and equipment	132	13
Gain on disposal of investment	-	(1,342)
Minority interest	12,165	(15,945)
Changes in assets and liabilities:
Accounts receivable	52,240	19,966
Due from affiliates	4,194	(491)
Other receivables	(655)	2,354
Inventories	24,950	8,468
Other assets	(15,773)	(454)
Cattle purchases payable	(561)	3,232
Accounts payable	(11,688)	8,064
Due to affiliates	(653)	(742)
Accrued compensation and benefits	(23,793)	(2,844)
Accrued insurance	906	(3,714)
Other accrued expenses and liabilities	20,069	507
Net cash provided by operating activities	96,385	13,394
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(17,996)	(25,510)
Termination Fee	14,572	-
Proceeds from sale of property, plant, and equipment	894	121
Proceeds from redemption of investment	-	1,342
Net cash used in investing activities	(2,530)	(24,047)
Cash flows from financing activities:
Net receipts under revolving credit lines	1,451	26,761
Repayments of other indebtedness	(4,200)	(1,698)
Repayments of term notes payable	(26,227)	(515)
Change in overdraft balances	(17,383)	(12,835)
Distributions to minority interest owners in National Beef Packing Company, LLC	(19,932)	(3,278)
Member distributions	(32,541)	-
Net cash (used in) provided by financing activities	(98,832)	8,435
Effect of exchange rate changes on cash	(74)	3
Net decrease in cash	(5,051)	(2,215)
Cash and cash equivalents at beginning of the period	77,399	62,869
Cash and cash equivalents at end of the period	$72,348	$60,654
Supplemental cash disclosures:
Cash paid during the period for interest	$12,097	$18,852
Cash (received) paid during the period for taxes, net of $925 and $0
refunds, respectively	$(798)	$979

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 157-2, which defers the effective date of SFAS No. 157 (SFAS 157), Fair Value Measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statement on a recurring basis (at least annually).  FASB Staff Position 157-2 is effective for fiscal years beginning after November 15, 2008.  Management believes the adoption of Staff Position 157-2 will not have a material impact on the Company’s financial position or net earnings.

(3)  Termination of Membership Interest Purchase Agreement with JBS

On February 29, 2008, JBS S.A. (JBS), NBP, USPB and the other holders of membership interests in NBP, including NBPCO Holdings, LLC and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (Sellers), entered into a Membership Interest Purchase Agreement (MIPA), as amended from time to time. Under the MIPA, if the closing of the transactions contemplated under the MIPA had not occurred for any reason on or before the date 360 days after the date of execution of the MIPA, either JBS or the Sellers could terminate the MIPA.  Accordingly, on February 19, 2009, the Sellers delivered a termination notice to JBS to terminate the MIPA effective as of February 23, 2009.  On February 23, 2009, JBS paid USPB a termination fee of $14.6 million, its share of the $19.9 million termination fee paid to the Sellers.  Subsequent to the termination of the MIPA, the Company wrote off approximately $1.5 million of legal fees related to the MIPA in February 2009, which are included in other, net.

(4) Inventories

Inventories at February 28, 2009 and August 30, 2008 consisted of the following (in thousands):

	February 28, 2009	August 30, 2008

Dressed and boxed meat products	$115,421	$144,885
Beef by-products	25,319	20,886
Supplies and other	26,790	26,709
	$167,530	$192,480

(5) Comprehensive Income (Loss)

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended February 28, 2009	13 weeks ended February 23, 2008	26 weeks ended February 28, 2009	26 weeks ended February 23, 2008
Net income (loss)	$31,430	$(7,550)	$28,185	$(21,262)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8)	(2)	(74)	3
Comprehensive income (loss)	$31,422	$(7,552)	$28,111	$(21,259)

(6) Minority Interest

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of NBP management and/or NBPCO Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.   On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in NBP that are owned or controlled by NBP’s Chief Executive Officer, John R. Miller, and an affiliate of NBP’s General Counsel, Scott H. Smith (referred to herein as “Mr. Smith”), as well as 25% of the membership interests in NBP that are owned by affiliates of NBP’s President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and his affiliate received approximately $91.3 million for their units and Mr. Smith’s affiliate received approximately $22.8 million for its units and they are no longer members of NBP although each retained their position with NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with NBP as well.

The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At February 28, 2009, the value of the minority interest in National Beef was determined to be $255.6 million, which was in excess of its carrying value.  Accordingly, the carrying value of the minority interest in National Beef increased by approximately $58.4 million through accretion during the twenty-six weeks ended February 28, 2009, resulting in the $255.6 million carrying value, which is included in the accompanying consolidated balance sheet as of February 28, 2009.

Generally accepted accounting principles require the Company to determine the fair value of the minority owners’ interest at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  In the past, NBP used Stern Brothers Valuation Advisors to assist management in measuring fair value of the minority owners’ interest.   Effective February 28, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the minority interest.

The redemption value of the minority interest in NBP at February 28, 2009, increased by approximately $83.7 million compared to the value at August 30, 2008 primarily as a result of the Company’s improved financial performance.  Offsetting the change in the value of the minority interest is a corresponding change in members’ capital.

(7) Contingencies

NBP’s wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for NBP.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations, or liquidity.

The U.S. Department of Justice, joined by state attorneys general from seventeen states filed a civil antitrust suit against JBS and NBP on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NBP by JBS, along with an award in the amount of their costs and attorneys’ fees.  On November 13, 2008, Ranchers Cattlemen Action Legal Fund and United Stockgrowers of America and the Organization for Competitive Markets filed a civil antitrust suit against JBS and NBP in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of NBP by JBS.  Subsequent to the termination of the proposed acquisition in February 2009, these suits have been dismissed.

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

On August 31, 2008, the Company adopted portions of SFAS 157, Fair Value Measurements, except for the non-financial assets and liabilities within the scope of the deferral provided by FASB Staff Position 157-2 as discussed in Note 2.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of February 28, 2009 and also the level within the fair value hierarchy used to measure each category of assets.

(in thousands)
Description	February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets - derivatives	$10,007	$10,007	$-	$-

Other accrued expenses and liabilities - derivatives	$20,799	$12,327	$8,472	$-

Minority owners' interest	$255,634	$-	$255,634	$-

Due to the fact the NBP’s equity is not traded, there are typically significant unobservable inputs used in valuing redemption value of the minority interest in NBP.  With the appraisal election notices received on February 2, 2009, and the subsequent agreement on price between certain redeeming NBP members and NBP, the agreed upon price was deemed to provide a significant observable input to assist in the valuation of all interests subject to future redemption.  For a more detailed discussion of minority owners’ interest and the key inputs we use to value it, refer to Note 6.  The table below represents the Company’s minority owners’ interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 and transfer to Level 2 as of February 28, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Minority Owners' Interest

Balance at August 30, 2008	$186,533
Allocation of year-to-date net income	11,720
Class A priority distribution	(1,051)
Valuation adjustment	58,433
Transfers to Level 2	(255,635)
Balance at February 28, 2009	$-

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

(9) Disclosure about Derivative Instruments and Hedging Activities

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative transactions pursuant to its established policies:

•   Forward purchase contracts for cattle for use in the beef plants

•   Exchange traded futures contracts for cattle

•   Exchange traded futures contracts for grain

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of sales in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as normal purchases and sales and not recorded at fair value.

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of February 28, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $17.6 million in cash collateral posted on its derivative liabilities.

    The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of February 28, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of February 28, 2009		As of February 28, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$10,007	Accrued expenses and other liabilities	$20,799
Total		$10,007		$20,799

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week periods ended February 28, 2009 (in thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income On Derivatives
		13 weeks ended February 28, 2009	26 weeks ended February 28, 2009

Commodity contracts	Net sales	$(6,025)	$(29,549)
Commodity contracts	Cost of sales	6,850	9,813
Total		$825	$(19,736)

 (10) Earnings Per Linked Unit

Basic earnings per linked unit (EPU) excludes dilution and is computed by dividing income or loss available to unitholders by the weighted-average number of linked Class A and Class B units outstanding for the period.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the Board of Directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

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

The diluted loss per linked unit calculation in the following table excludes the effect of the 20,000 unit purchase rights noted above for the thirteen and twenty-six week periods ending February 23, 2008, as the effect of including them would have been anti-dilutive to the loss per linked unit calculation.

Income (Loss) Per Linked Unit Calculation

(In thousands, except unit and per unit data)	13 weeks ended February 28, 2009	13 weeks ended February 23, 2008	26 weeks ended February 28, 2009	26 weeks ended February 23, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income (loss) per linked unit
Income (loss) available to unitholders (numerator)	$31,430	$(7,550)	$28,185	$(21,262)

Weighted average outstanding units (denominator)	735,385	735,385	735,385	735,385

Per linked unit amount	$42.74	$(10.27)	$38.33	$(28.91)

Diluted income (loss) per linked unit
Income (loss) available to unitholders (numerator)	$31,430	$(7,550)	$28,185	$(21,262)

Weighted average outstanding units	735,385	735,385	735,385	735,385
Effect of dilutive securities - unit options	10,833	-	10,833	-
Linked units (demoninator)	746,218	735,385	746,218	735,385

Per linked unit amount	$42.12	$(10.27)	$37.77	$(28.91)

(11) Subsequent Events

On March 9, 2009, the Company’s newly formed, wholly-owned subsidiary, National Beef Leathers, LLC, acquired certain assets and assumed certain liabilities of Prime Tanning Corp. located in St. Joseph, Missouri.  This transaction expands the Company’s value-based marketing strategy into the quality wet blue hide category.

Effective April 13, 2009, USPB’s Credit Agreement was amended to provide for a $10 million revolving line of credit which will mature on April 30, 2011.  The Company will use the new facility for working capital and general corporate purposes.  Borrowings under the revolving line of credit will bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans plus 25 basis points.

On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its LLC Agreement to redeem at agreed upon redemption prices all of the membership interests in NBP that are owned or controlled by NBP’s Chief Executive Officer, John R. Miller, and Mr. Smith, as well as 25% of the membership interests in NBP that are owned by affiliates of NBP’s President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and his affiliate received approximately $91.3 million for their units and Mr. Smith’s affiliate received approximately $22.8 million for its units and they are no longer members of NBP although each retained their position with NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with NBP as well.

In connection with these transactions, the NBP LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of NBP to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the NBP LLC Agreement has been replaced with an amount equal to a two-year average of NBP’s EBITDA (as defined in the NBP LLC Agreement) multiplied by six minus NBP’s outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein will be paid a non-dilution premium.

In order to partially finance such redemptions, NBP created a new series of Class A units (referred to as “Class A1 Units”) that were issued to USPB and NBPCO Holdings, LLC for approximately $55.8 million and $19.6 million, respectively.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units payable with payment in kind Class A1 Units in lieu of cash if NBP’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units at a ratio stated in the NBP LLC Agreement, but will remain Class A1 Units after such determination.

As a result of these transactions, the ownership of NBP’s Class B voting interests is as follows:

Beneficial Owner	Class B Interest (1)	Percentage of Class

U.S. Premium Beef, LLC	12,537,001.0612	69.3527%
NBPCo Holdings, LLC	4,468,723.0518	24.7203%
Timothy M. Klein Affiliates	1,071,429.0000	5.9270%

(1) For purposes of a redemption or liquidation event assuming no redemptions of any Class A1 Units.

NBP also financed a portion of the redemptions with $50.0 million of new borrowings under the revolving line of credit of its existing credit facility (as amended, the "Credit Facility").  NBP’s Credit Facility was amended on April 13, 2009 to permit these redemptions, increase the borrowings under the term loan by up to $75.0 million, increase the revolving line of credit by $25.0 million, increase the interest rates of the term loan and revolving line of credit, shorten the maturity date of the term loan to July 2012 and revise the payment schedule of the term loan, among other things.  The related financing charges, an upfront fee of approximately $0.7 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers or suppliers, loss of key employees, labor relations, and consolidation among our customers.

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

Industry Outlook

Concern about consumer spending and the demand for all proteins, specifically beef, will continue to dominate the industry outlook over the coming months.  Declining cattle and competing meat supplies have been well documented and should be supportive to prices, however, demand continues to take center stage.  The global economic concerns remain unchanged while the value of the U.S. dollar has declined and could begin to be supportive to beef exports while slowing the recent improvements in import volume.  Beef by-products remain under severe pressure and it will take several months before inventories become manageable on several key items.  Boxed beef will continue to be required to carry a larger percentage of total processing returns, particularly relative to the levels realized over the past two years.

Recent Developments

Continued world financial instability and foreign currency deviations have decreased the demand and value of certain industry products and inventories.

On February 19, 2009, the Company and the other holders of the NBP membership interests, including NBPCO Holdings and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (Sellers), delivered a termination notice to JBS S.A. (JBS) to terminate the Membership Interest Purchase Agreement, as amended (MIPA) effective as of February 23, 2009.  On February 23, 2009, JBS paid to the Sellers a termination fee in the amount of $19.9 million as per the terms of the MIPA.  Subsequent to the termination of the MIPA, the Company wrote off approximately $1.5 million of legal fees related to the MIPA in February 2009, which are included in other, net.

Effective April 13, 2009, USPB’s Credit Agreement was amended to provide for a $10 million revolving line of credit which will mature on April 30, 2011.  The Company will use the new facility for working capital and general corporate purposes.  Borrowings under the revolving line of credit will bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans plus 25 basis points.

On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in NBP that are owned or controlled by NBP’s Chief Executive Officer, John R. Miller, and an affiliate of NBP’s General Counsel, Scott H. Smith (referred to herein as “Mr. Smith”), as well as 25% of the membership interests in NBP that are owned by affiliates of NBP’s President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and his affiliate received approximately $91.3 million for their units and Mr. Smith’s affiliate received approximately $22.8 million for its units and they are no longer members of NBP although each retained their position with NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with NBP as well.

In connection with these transactions, the NBP LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of NBP to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the NBP LLC Agreement has been replaced with an amount equal to a two-year average of NBP’s EBITDA (as defined in the NBP LLC Agreement) multiplied by six minus NBP’s outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein will be paid a non-dilution premium.

In order to partially finance such redemptions, NBP created a new series of Class A units (referred to as “Class A1 Units”) that were issued to USPB and NBPCO Holdings, LLC for approximately $55.8 million and $19.6 million, respectively.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units payable with payment in kind Class A1 Units in lieu of cash if NBP’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units at a ratio stated in the NBP LLC Agreement, but will remain Class A1 Units after such determination.

As a result of these transactions, the ownership of NBP’s Class B voting interests is as follows:

Beneficial Owner	Class B Interest (1)	Percentage of Class

U.S. Premium Beef, LLC	12,537,001.0612	69.3527%
NBPCo Holdings, LLC	4,468,723.0518	24.7203%
Timothy M. Klein Affiliates	1,071,429.0000	5.9270%

(1) For purposes of a redemption or liquidation event assuming no redemptions of any Class A1 Units.

NBP also financed a portion of the redemptions with $50.0 million of new borrowings under the revolving line of credit of its existing credit facility (as amended, the "Credit Facility").  NBP’s Credit Facility was amended on April 13, 2009 to permit these redemptions, increase the borrowings under the term loan by up to $75.0 million, increase the revolving line of credit by $25.0 million, increase the interest rates of the term loan and revolving line of credit, shorten the maturity date of the term loan to July 2012 and revise the payment schedule of the term loan, among other things.  The related financing charges, an upfront fee of approximately $0.7 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.  For a more complete description of the material amendments to NBP’s Credit Facility, see “Liquidity and Capital Resources–Amended and Restated Senior Credit Facility.”

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin that included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006; however, its border was subsequently closed in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed from the eligible supplier list to Mexico on December 23, 2008 for two days for an alleged ink issue in September 2008 which we believe to be untrue and unfounded.  These constraints and uncertainties have had a negative impact on beef margins.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Results of Operations

Thirteen weeks ended February 28, 2009 compared to thirteen weeks ended February 23, 2008

General.  Net income for the thirteen weeks ended February 28, 2009 was approximately $31.4 million compared to a net loss of $7.6 million for the thirteen weeks ended February 23, 2008, an improvement of $39.0 million.  Total costs and expenses of approximately $1,257.6 million and $1,310.2 million for the thirteen weeks ended February 28, 2009 and February 23, 2008, respectively, were 96.9% as a percent of sales for the thirteen weeks ended February 28, 2009 compared to 100.3% for the thirteen weeks ended February 23, 2008.  A relatively stable demand for beef products and a decline in cattle prices during the second quarter of fiscal year 2009 as compared to the same period of fiscal year 2008 allowed the sales prices to cover the cost of the live cattle that we processed.

Net Sales.  Net sales were approximately $1,298.2 million for the thirteen weeks ended February 28, 2009 compared to approximately $1,306.0 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $7.8 million, or 0.6%.  The slight decrease in net sales resulted primarily from an average decrease in sales prices per head of 0.5% in the thirteen weeks ended February 28, 2009 than the same period in the prior year while the volume of cattle processed remained relatively unchanged.

Cost of Sales.  Cost of sales was approximately $1,236.3 million for the thirteen weeks ended February 28, 2009 compared to approximately $1,288.2 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $51.9 million, or 4.0%.   The decrease was primarily a result of decreased live cattle prices that were approximately 8.8% lower than the same period of last year.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $10.0 million for the thirteen weeks ended February 28, 2009 compared to $13.2 million for the thirteen weeks ended February 23, 2008, a decrease of $3.2 million, or 24.2%.  The decrease reflects a decrease in legal expenses of approximately $3.4 million, which are lower primarily as a result of $2.1 million in legal fees associated with the MIPA that were reclassed to other, net in the current quarter.  Also contributing to the decrease was a decrease in travel and related expenses of approximately $0.2 million and a decrease in consulting expense of approximately $0.2 million.  Offsetting these decreases was an increase in the provision for bad debts of approximately $0.5 million and an increase in payroll, bonus, and related expenses of approximately $0.5 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $11.3 million for the thirteen weeks ended February 28, 2009 compared to approximately $8.8 million for the thirteen weeks ended February 23, 2008, an increase of approximately $2.5 million, or 28.4%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal year 2009.

Operating Income/Loss.  Operating income was approximately $40.6 million for the thirteen weeks ended February 28, 2009 compared to an operating loss of approximately $4.2 million for the thirteen weeks ended February 23, 2008, an improvement of approximately $44.8 million.  The increased operating income resulted from a relatively stable demand for beef products and lower cattle prices which allowed the sales prices to cover the cost of the live cattle that we processed during the second quarter of fiscal year 2009 as compared to the same period of last year.

Minority Owners’ Interest in NBP.  Minority interest in the net income of NBP for the thirteen weeks ended February 28, 2009 was $13.2 million compared to a net loss for the thirteen weeks ended February 23, 2008 of $4.9 million, a change of $18.1 million. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was approximately $5.6 million for the thirteen weeks ended February 28, 2009 compared to $9.2 million for the thirteen weeks ended February 23, 2008, a decrease of $3.6 million, or 39.1%.  The decrease in interest expense during the thirteen weeks ended February 28, 2009 as compared to the same period last year was due primarily to the purchase and cancellation of our Senior Notes of approximately $30.6 million and $2.3 million during the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009, respectively.  The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the current quarter.  In addition, the weighted average principal amount of our variable rate debt decreased by approximately $20.1 million at February 28, 2009 as compared to February 23, 2008.   Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 347 basis points, during the thirteen weeks ended February 28, 2009 as compared to the same period of last year.

Termination Fee.  A termination fee in the amount of $14.6 million was received in the thirteen week period ending February 28, 2009 as a result of the termination of the MIPA, discussed in further detail in Note 3 to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Other, net.  Other, net non-operating expense was approximately $4.2 million for the thirteen weeks ended February 28, 2009 compared to other, net non-operating income of approximately $1.5 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $5.7 million.  The decrease in other, net non-operating income was primarily related to the reclass of approximately $2.1 million in legal fees from selling, general, and administrative expenses and the write-off of approximately $1.5 million of legal fees, both of which were related to the termination of the MIPA in February 2009.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the current quarter.  In addition, we had recorded $1.3 million in proceeds received in redemption of an investment interest in which our basis had previously been written down to zero during the second quarter of fiscal year 2008 which did not recur in the current quarter.

Income Tax Expense.  Income tax expense was $0.2 million for the thirteen weeks ended February 28, 2009 compared to $0.5 million for the same period of fiscal year 2008, a decrease of $0.3 million, or 60.0%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.1 million of these business taxes in income tax expense during the thirteen weeks ended February 28, 2009 as compared to the same period of fiscal year 2008.  A decrease in income taxes for the period of approximately $0.4 million was related to our subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.

Twenty-six weeks ended February 28, 2009 compared to twenty-six weeks ended February 23, 2008

General.  Net income for the twenty-six weeks ended February 28, 2009 was approximately $28.2 million compared to a net loss of approximately $21.3 million for the twenty-six weeks ended February 23, 2008, an improvement of approximately $49.5 million.  Net sales were higher in the twenty-six weeks ended February 28, 2009 compared to those of the prior period primarily due to an average increase in sales prices per head of approximately 2.8%.  The number of cattle processed during the current twenty-six week period was 1.6% less than the same period of last year.

Total costs and expenses of approximately $2,684.5 million and $2,724.3 million for the twenty-six weeks ended February 28, 2009 and February 23, 2008, respectively, were 98.4% as a percent of sales for the twenty-six weeks ended February 28, 2009 compared to 100.8% for the twenty-six weeks ended February 23, 2008.  A relatively stable demand for beef products and lower cattle prices allowed for increased sales prices to cover the cost of the live cattle that we processed during the twenty-six week period of fiscal year 2009 as compared to the same period of fiscal year 2008.

Net Sales.  Net sales were approximately $2,727.2 million for the twenty-six weeks ended February 28, 2009 compared to approximately $2,704.1 million for the twenty-six weeks ended February 23, 2008, an increase of approximately $23.1 million, or 0.9%.  The slight increase in net sales resulted primarily from an average increase in sales prices per head of 2.8% in the twenty-six weeks ended February 28, 2009 as compared to the same period in the prior year while the volume of cattle processed decreased by approximately 1.6%.  Partially offsetting the increase in average sales prices per head was an approximate $12.2 million loss on the fair value adjustment on cattle futures contracts that we entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.  This $12.2 million loss excludes the impact from related physical purchase and sales transactions which will impact future periods operating results.

Cost of Sales.  Cost of sales was approximately $2,640.3 million for the twenty-six weeks ended February 28, 2009 compared to approximately $2,681.9 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $41.6 million, or 1.6%.  The decrease was primarily a result of decreased live cattle prices that were approximately 3.5% lower than the twenty-six week period of last year.  Also contributing to this decrease was decreased cattle processing of approximately 1.6% for the current twenty-six week period ended February 28, 2009 as compared to the same period of fiscal year 2008.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $22.9 million for the twenty-six weeks ended February 28, 2009 compared to $24.9 million for the twenty-six weeks ended February 23, 2008, a decrease of $2.0 million, or 8.0%.  The decrease for this period is primarily due to an approximate $2.0 million decrease in legal fees, which are lower primarily as a result of $2.1 million in legal fees associated with the MIPA that were reclassed to other, net.  Also contributing to the decrease was a decrease in advertising expense of approximately $0.3 million, a decrease in travel and related expenses of approximately $0.3 million, and an approximate $0.2 million decrease in consulting expense.  Partially offsetting these decreases was an increase in payroll, bonus, and benefit expenses of approximately $1.5 million and an approximate $0.5 million increase in the provision for bad debts during the current period as compared to the same period of last year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $21.2 million for the twenty-six weeks ended February 28, 2009 compared to approximately $17.6 million for the twenty-six weeks ended February 23, 2008, an increase of approximately $3.6 million, or 20.5%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal year 2009.

Operating Income/Loss.  Operating income was approximately $42.7 million for the twenty-six weeks ended February 28, 2009 compared to operating loss of approximately $20.3 million for the twenty-six weeks ended February 23, 2008, an improvement of approximately $63.0 million.  The improved operating income resulted from a relatively stable demand for beef products and lower cattle prices which allowed the sales prices to cover the cost of the live cattle that we processed in the current twenty-six week period as compared to the same period of last year.

Minority Owners’ Interest in NBP.  Minority interest in the net income of NBP for the twenty-six weeks ended February 28, 2009 was $11.7 million compared to a net loss for the twenty-six weeks ended February 23, 2008 of $16.3 million, a change of $28.0 million. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was approximately $12.5 million for the twenty-six weeks ended February 28, 2009 compared to $18.4 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $5.9 million, or 32.1%.  The decrease in interest expense during the twenty-six weeks ended February 28, 2009 as compared to the same period last year was due primarily to the purchase and cancellation of our Senior Notes of approximately $30.6 million and $2.3 million during the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009, respectively.   The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the twenty-six week period.  In addition, the weighted average principal amount of our variable rate debt decreased by approximately $19.9 million at February 28, 2009, as compared to February 23, 2008.   Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 290 basis points, during the twenty-six weeks ended February 28, 2009 as compared to the same period of last year.

Termination Fee.  A termination fee in the amount of $14.6 million was received in the twenty-six week period ending February 28, 2009 as a result of the termination of the MIPA, discussed in further detail in Note 3 to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Other, net.  Other, net non-operating expense was approximately $3.8 million for the twenty-six weeks ended February 28, 2009 compared to other, net non-operating income of approximately $1.8 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $5.6 million.  The decrease in other, net non-operating income was primarily related to the reclass of approximately $2.1 million in legal fees from selling, general, and administrative expenses and the write-off of approximately $1.5 million of legal fees, both of which were related to the termination of the MIPA in February 2009.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the current quarter.  In addition, we had recorded $1.3 million in proceeds received in redemption of an investment interest in which our basis had previously been written down to zero during the twenty-six week period of fiscal year 2008 as compared to the same period of fiscal year 2009.

Income Tax Expense.  Income tax expense was $0.6 million for the twenty-six weeks ended February 28, 2009 compared to $1.1 million for the same period of fiscal year 2008, a decrease of $0.5 million, or 45.5%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.1 million of these business taxes in income tax expense during the twenty-six weeks ended February 28, 2009 as compared to the same period of fiscal year 2008.  A decrease in income taxes for the period of approximately $0.7 million was related to our subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.

Liquidity and Capital Resources

As of February 28, 2009, we had net working capital of $254.4 million, which included $0.4 million in distributions payable, and cash and cash equivalents of $72.3 million.  As of August 30, 2008, we had net working capital of $277.9 million, which included $19.2 million in distributions payable, and cash and cash equivalents of $77.4 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under the amended and restated credit facility (Credit Facility).

As of February 28, 2009, we had $351.9 million of long-term debt, $10.0 million of which was classified as a current liability. As of February 28, 2009, NBP’s Credit Facility consisted of a $176.9 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $12.8 million, outstanding letters of credit of $42.2 million and available borrowings of $145.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures, and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its Credit Facility as of February 28, 2009.

Effective April 13, 2009, USPB’s Credit Agreement was amended to provide for a $10 million revolving line of credit which will mature on April 30, 2011.  The Company will use the new facility for working capital and general corporate purposes.  Borrowings under the revolving line of credit will bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans plus 25 basis points.

Effective April 13, 2009, NBP amended its Credit Facility to increase the available borrowings under the facility by increasing the revolving line of credit by $25.0 million and the term loan by up to $75.0 million.  NBP used $50.0 million from the revolver and $75.5 million from the issuance of Class A1 Units to finance the redemption of the membership interests from certain members of management and their affiliates pursuant to their rights under the NBP LLC Agreement.

In addition to outstanding borrowings under the Credit Facility, the Company had outstanding borrowings under industrial revenue bonds of $20.7 million, Senior Notes of $127.1 million, a term loan with CoBank, of which approximately $2.5 million was outstanding, and capital lease and other obligations of $11.9 million as of February 28, 2009.

NBP believes that available borrowings under its Credit Facility and cash provided by operating activities will be sufficient to support working capital, capital expenditures, and debt service requirements for the foreseeable future.  NBP is required to purchase or redeem $100.0 million of its outstanding Senior Notes on ore before December 31, 2009.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory, and other factors beyond its control.  For a review of the obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended August 30, 2008.

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended February 28, 2009 was approximately $96.4 million compared to approximately $13.4 million in the twenty-six weeks ended February 23, 2008.  The $83.0 million change was primarily due to a net income of approximately $28.2 million during the twenty-six week period of fiscal year 2009 as compared to the net loss of $21.3 million during the same period of fiscal year 2008.  Also contributing to the improvement was net cash being provided in operating activities through accounts receivable, inventory, and other accrued expenses and liabilities which was offset by net cash used in operating activities through accrued compensation and benefits, accounts payable, and other assets in the current year.

Investing Activities

Net cash used in investing activities was approximately $2.5 million in the twenty-six weeks ended February 28, 2009 compared to approximately $24.0 million in the twenty-six weeks ended February 23, 2008.  This decrease in cash used was primarily attributable to a reduction in expenditures for property, plant, and equipment and the receipt of the termination fee discussed in further detail in Note 3 to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Financing Activities

Net cash used in financing activities was approximately $98.8 million in the twenty-six weeks ended February 28, 2009 compared to net cash provided by financing activities of approximately $8.4 million in the twenty-six weeks ended February 23, 2008.  The change was primarily attributed to an approximate $49.2 million increase in distributions paid of which $16.6 million was paid to the minority owners in NBP, an approximate $25.3 million decrease in revolving credit borrowings, and approximately $25.7 million in repayments on the term note during the current twenty-six week period as compared to the same period of last year.

Amended and Restated Senior Credit Facility

Effective April 13, 2009, USPB’s Credit Agreement was amended to provide for a $10 million revolving line of credit which will mature on April 30, 2011.  The Company will use the new facility for working capital and general corporate purposes.  Borrowings under the revolving line of credit will bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans plus 25 basis points.

Effective April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of its membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of the Credit Facility were amended to:  (1) increase the borrowings under the Credit Facility by up to $100.0 million; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing the Senior Notes and require the repurchase or redemption of $100 million of NBP’s Senior Notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

Once the applicable collateral provisions are satisfied, the Credit Facility will consist of up to $251.9 million under a term loan that matures in July 2012 and a revolving line of credit loan of $225.0 million that matures in July 2012 that is subject to certain borrowing base limitations.

Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of April 14, 2009, the interest rates for the revolving loan and the term loan were approximately 5.75% and 6.00%, respectively.

Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  As of April 14, 2009, the Company had met the borrowing base availability requirements under its Credit Facility.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes including the purchase of $100.0 million of NBP’s Senior Notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

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

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP’s property, changes in control of NBP, the failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy, and other requirements of law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

Commodities. NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes that it can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. When appropriate, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit NBP’s ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of sales.

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

NBP may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS 133 as a result of the extensive recordkeeping requirements of that statement. Accordingly, the gains and losses associated with the change in fair value of all futures contracts and the gains and losses associated with changes in the market value of certain of the firm commitments not designated as normal purchases are recorded to income and expense in the period of change.

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP believes that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of February 28, 2009, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $17.1 million.  As of August 30, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates. As of February 28, 2009, the weighted average interest rate on our $212.9 million of variable rate debt was approximately 2.1%.

We had total interest expense of approximately $12.5 million during the twenty-six week period ending February 28, 2009.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.5 million in the twenty-six week period ending February 28, 2009.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits

3.1(a)

Amendment of a portion of Section 6.6 of National Beef Packing Company, LLC Agreement (incorporated herein by reference to Exhibit 3.1(a) to Form 10-Q (File No. 333-111407) filed with the SEC on April 15, 2009).

3.1(b)

Amendment of a portion of Section 12.5 of National Beef Packing Company, LLC Agreement (incorporated herein by reference to Exhibit 3.1(b) to Form 10-Q (File No. 333-111407) filed with the SEC on April 15, 2009).

3.1(c)	Summary of Class A1 Units (incorporated herein by reference to Exhibit 3.1(c) to Form 10-Q (File No. 333-111407) filed with the SEC on April 15, 2009).

10.1	Fourth Amendment to Membership Interest Purchase Agreement dated as of February 19, 2009, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein and NBPCO Holdings, LLC (filed herewith).

10.2	Eighth Amendment to Credit Agreement, dated April 13, 2009, effective as of May 30, 2006, by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent for the benefit of the syndication parties (filed herewith).

10.3	Unit Redemption Agreement dated as of April 13, 2009, among National Beef Packing Company, LLC and Timothy M. Klein, TKK Investments, LLC and TMKCo, LLC (incorporated herein by reference to Exhibit 10.2 to Form 10-Q (File No. 333-111407) filed with the SEC on April 15, 2009).

10.4	Unit Redemption Agreement dated as of April 13, 2009, among National Beef Packing Company, LLC and John R. Miller, French Basin Land and Cattle Co., LLC, and S-B Enterprises V, LLC (incorporated herein by reference to Exhibit 10.3 to Form 10-Q (File No. 333-111407) filed with the SEC on April 15, 2009).

10.5	Second Amendment to the Sixth Amended and Restated Credit Agreement dated as of April 13, 2009 by and among NBP and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.4 to Form 10-Q (File No. 333-111407) filed with the SEC on April 15, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: April 15, 2009