Form 10-Q
period 2009-05-30
U. S. Premium Beef, LLC
filed 2009-07-10
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of June 27, 2009, there were 735,385 Class A units and 735,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except unit data)

	May 30,	August 30,
Assets	2009	2008
	(unaudited)
Current assets:
Cash and cash equivalents	$14,945	$77,399
Accounts receivable, less allowance for returns and doubtful accounts
of $1,872 and $1,665, respectively	188,831	218,023
Due from affiliates	3,311	5,827
Other receivables	7,708	5,392
Inventories	180,778	192,480
Other current assets	15,245	12,765
Total current assets	410,818	511,886
Property, plant, and equipment, at cost	478,363	431,584
Less accumulated depreciation	(163,707)	(133,436)
Net property, plant, and equipment	314,656	298,148
Goodwill	89,127	80,642
Other intangible assets, net of accumulated amortization
of $10,925 and $9,347, respectively	65,757	26,690
Other assets	9,740	9,710
Total assets	$890,098	$927,076
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$12,299	$4,620
Cattle purchases payable	73,771	65,378
Accounts payable - trade	64,403	71,321
Due to affiliates	907	1,004
Accrued compensation and benefits	38,877	49,320
Accrued insurance	12,831	12,918
Other accrued expenses and liabilities	19,186	10,152
Distributions payable	5,798	19,245
Total current liabilities	228,072	233,958
Long-term liabilities:
Long-term debt, excluding current installments	356,274	376,298
Other liabilities	2,137	2,327
Total long-term liabilities	358,411	378,625
Total liabilities	586,483	612,583
Minority interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	164,567	187,997
Capital shares and equities:
Members' capital, 735,385 Class A units and 735,385 Class B units
authorized, issued and outstanding	90,375	75,831
Patronage notices	48,682	50,642
Accumulated other comprehensive (loss) income	(9)	23
Total capital shares and equities	139,048	126,496
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$890,098	$927,076
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,318,020	$1,529,624	$4,045,215	$4,233,676

Costs and expenses:
Cost of sales	1,242,304	1,428,059	3,882,639	4,109,947
Selling, general, and administrative expenses	12,426	13,844	35,333	38,713
Depreciation and amortization	11,948	9,819	33,186	27,403
Total costs and expenses	1,266,678	1,451,722	3,951,158	4,176,063

Operating income	51,342	77,902	94,057	57,613

Other income (expense):
Interest income	47	217	291	1,159
Interest expense	(5,884)	(8,737)	(18,337)	(27,147)
Minority owners' interest in net income of
National Beef Packing Company, LLC	(16,608)	(33,265)	(28,327)	(17,002)
Minority owners' interest in net income of
Kansas City Steak Company, LLC	(232)	(162)	(950)	(608)
Equity in loss of aLF Ventures, LLC	(8)	(26)	(57)	(76)
Termination fee	-	-	14,572	-
Other, net	(585)	4,331	(4,431)	6,138
Income before taxes	28,072	40,260	56,818	20,077

Income tax expense	(380)	(978)	(941)	(2,057)
Net income	$27,692	$39,282	$55,877	$18,020

Net income per linked unit:
Basic	$37.66	$53.42	$75.98	$24.50
Diluted	$37.08	$52.64	$74.86	$24.15

Outstanding weighted-average Class A and Class B units:
Basic	735,385	735,385	735,385	735,385
Diluted	746,838	746,218	746,435	746,161
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$55,877	$18,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,186	27,403
Termination fee	(14,572)	-
Loss (gain) on disposal of property, plant, and equipment	119	(1)
Gain on disposal of investment	-	(1,342)
Minority interest	28,887	17,419
Write-off of debt issuance costs	1,317	-
Changes in assets and liabilities:
Accounts receivable	29,192	(9,512)
Due from affiliates	3,771	(132)
Other receivables	(2,316)	2,248
Inventories	11,702	(20,811)
Other assets	(3,990)	(5,759)
Cattle purchases payable	7,767	9,216
Accounts payable	(4,542)	9,250
Due to affiliates	(99)	(762)
Accrued compensation and benefits	(10,443)	10,138
Accrued insurance	(87)	(1,696)
Other accrued expenses and liabilities	7,591	5,238
Net cash provided by operating activities	143,360	58,917
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(35,600)	(40,058)
Termination fee	14,572	-
Proceeds from sale of property, plant, and equipment	1,240	175
Proceeds from redemption of investment	-	1,342
Net cash used in investing activities	(19,788)	(38,541)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	62,723	(22,368)
Repayments of term note payable	(26,485)	(772)
Purchase and cancellation of senior notes	(45,479)	-
Repayments of other indebtedness / capital leases	(3,104)	(2,862)
Member capital redeemed	(125,484)	-
Payments of patronage notices	(1,960)	-
Minority owner capital contribution	19,643	-
Change in overdraft balances	(1,750)	7,910
Distributions to minority interest owners in National Beef Packing Company, LLC	(22,005)	(3,692)
Member distributions	(42,093)	-
Net cash used in financing activities	(185,994)	(21,784)
Effect of exchange rate changes on cash	(32)	(23)
Net decrease in cash	(62,454)	(1,431)
Cash and cash equivalents at beginning of the period	77,399	62,869
Cash and cash equivalents at end of the period	$14,945	$61,438
Supplemental cash disclosures:
Cash paid during the period for interest	$15,916	$23,561
Cash paid during the period for taxes, net of refunds	$(729)	$1,082
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$44	$-

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

The Company’s fiscal year ends on the last Saturday in August.  For financial reporting purposes, fiscal year 2009 will consist of 52 weeks, whereas fiscal year 2008 consisted of 53 weeks.  The additional week is included in the third quarter of fiscal year 2008.  As a result, the quarterly and nine-month periods ended May 31, 2008 consisted of fourteen weeks and forty weeks, respectively, as compared to the quarterly and nine-month periods ended May 30, 2009 which consisted of thirteen weeks and thirty-nine weeks, respectively.

(2) New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R (SFAS 141R), Business Combinations.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.

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

In February 2008, the FASB issued FASB Staff Position 157-2, which defers the effective date of SFAS No. 157 (SFAS 157), Fair Value Measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statement on a recurring basis, at least annually.  The Company will be required to adopt for these nonfinancial assets and nonfinancial liabilities as of August 30, 2009.  The Company believes the adoption of SFAS 157 deferral provisions will not have a material impact on the Company’s financial position or net earnings.

(3) Acquisition

On April 14, 2009, NBP, USPB’s majority owned subsidiary, redeemed all of the membership interests in NBP that were owned or controlled by its Chief Executive Officer, John R. Miller, and an affiliate of its General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of its President and Chief Operating Officer, Timothy M. Klein.

In order to partially finance such redemptions, NBP created a new series of Class A units (referred to as “Class A1Units”), a portion of which were issued to USPB for approximately $55.8 million.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units, but will remain Class A1 Units after such determination.  As a result, USPB’s ownership of NBP’s Class B voting interests is 69.3527%.

In addition to the $55.8 million cash consideration provided by USPB, NBP also borrowed $50 million to finance a portion of the redemptions.  Of these borrowings, $34.3 million is deemed additional purchase price for USPB, which brings the Company’s share of the total purchase price to $90.1 million.

The acquisition was accounted for by USPB using the purchase method.  As part of the purchase price allocation, the value of the Company’s intangible assets was estimated by completing a discounted cash flow analysis.  The Company is also in the process of finalizing the valuation of its property, plant, and equipment.  The purchase price allocation has been prepared on a preliminary basis, and changes are expected as the final values of both tangible and intangible assets are determined and additional information becomes available.  The following table summarizes the estimated fair values of the net assets acquired at the date of the acquisition.

(in thousands)
Current assets	$52,342
Investments	95
Property, plant, and equipment	55,514
Intangibles	44,237
Goodwill	8,485
Other assets	1,215
Current liabilities	(24,524)
Debt	(46,924)
Other liabilities	(300)
Total estimated fair value	$90,141

Had the acquisition of the membership interests occurred at the beginning of fiscal year 2008, pro forma income for the fourteen weeks ended May 31, 2008 and the 40 weeks ended May 31, 2008 would have been $49.4 million and $23.0 million, respectively, and for the thirteen weeks ended May 30, 2009 and the 39 weeks ended May 30, 2009 would have been $29.9 million and $61.7 million, respectively.

(4) Inventories

Inventories at May 30, 2009 and August 30, 2008 consisted of the following (in thousands):

	May 30, 2009	August 30, 2008

Dressed and boxed meat products	$133,958	$144,885
Beef by-products	18,934	20,886
Supplies and other	27,886	26,709
	$180,778	$192,480

(5) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net income	$27,692	$39,282	$55,877	$18,020
Other comprehensive (loss) income:
Foreign currency translation adjustments	42	(26)	(32)	(23)
Comprehensive income	$27,734	$39,256	$55,845	$17,997

(6) Minority Interest

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of a certain member of NBP management and/or NBPCO Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.   On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in NBP that were then owned or controlled by NBP’s Chief Executive Officer, John R. Miller, and an affiliate of NBP’s General Counsel, Scott H. Smith (referred to herein as “Mr. Smith”), as well as 25% of the membership interests in NBP that were then owned by affiliates of NBP’s President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and his affiliate received approximately $91.3 million for their units and Mr. Smith’s affiliate received approximately $22.8 million for its units and they are no longer members of NBP although each retained their position with NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with NBP as well.

The Company accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At May 30, 2009, the value of the minority interest in NBP was determined to be $215.6 million, which was in excess of its carrying value.  Accordingly, after giving effect to the redemption of interests in April 2009, the carrying value of the minority interest in NBP increased by approximately $3.6 million through accretion during the thirty-nine weeks ended May 30, 2009, resulting in the $162.5 million carrying value, which is included in the accompanying consolidated balance sheet as of May 30, 2009.

Generally accepted accounting principles require the Company to determine the fair value of the minority owners’ interest at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  In the past, NBP used Stern Brothers Valuation Advisors to assist management in measuring fair value of the minority owners’ interest.  At February 28, 2009 and May 30, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the minority interest. The Unit Redemption Agreement between NBP and Timothy Klein and affiliates provides for a formula-based method of calculating their interest once an appraisal election has been given.  This formula-based method was used in valuing the interest of Timothy Klein and affiliates at May 30, 2009.

The redemption value of the minority interest in NBP at May 30, 2009, decreased by approximately $4.7 million compared to the value at August 30, 2008.  The decrease in the value of the minority owners’ interest reflects the increase in the unit value represented by the Redemption Agreements, offset by the purchase of those interests.  Offsetting the change in the value of the minority interest is a corresponding change in members’ capital.

(7) Contingencies

National Beef Leathers, LLC ("NBL"), a wholly-owned subsidiary of NBP, has been named as a defendant in nine lawsuits involving NBL's tannery located in St. Joseph, Missouri.  NBL purchased the assets of the tannery from Prime Tanning Corp. ("Prime") in March 2009.  The lawsuits have been filed in the Circuit Courts of Clinton County and DeKalb County, Missouri between April 22, 2009 and June 8, 2009. The lawsuits claim that Prime and NBL spread tanning sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits include six actions filed by individuals and three purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.   In addition, NBL is cooperating with various governmental inquiries.

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

On August 30, 2008, the Company adopted portions of SFAS 157, Fair Value Measurements, except for the non-financial assets and liabilities within the scope of the deferral provided by FASB Staff Position 157-2 as discussed in Note 2.

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

 The following table details the assets and liabilities measured at fair value on a recurring basis as of May 30, 2009 and also the level within the fair value hierarchy used to measure each category of assets.

(in thousands)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	May 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$5,748	$5,748	$-	$-

Other accrued expenses and
liabilities - derivatives	$7,494	$2,958	$4,536	$-

Minority owners' interest	$162,543	$-	$162,543	$-

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  This statement was effective for the Company as of August 30, 2008; however, the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of May 30, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $7.1 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of May 30, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of May 30, 2009		As of May 30, 2009
	Balance		Balance
	Sheet		Sheet
	Location	Fair Value	Location	Fair Value

Accrued
	Other current		expenses and
Commodity contracts	assets	$5,748	other liabilities	$7,494
Total		$5,748		$7,494

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended May 30, 2009 (in thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on	Amount of Gain (Loss) Recognized in
Instruments	Derivatives	Income On Derivatives
		13 weeks ended	39 weeks ended
		May 30, 2009	May 30, 2009

Commodity contracts	Net sales	$(29,203)	$(35,228)
Commodity contracts	Cost of sales	10,733	17,593
Total		$(18,470)	$(17,635)

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

Income Per Linked Unit Calculation
	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
(In thousands, except unit and per unit data)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income per linked unit
Income available to unitholders (numerator)	$27,692	$39,282	$55,877	$18,020

Weighted average outstanding units (denominator)	735,385	735,385	735,385	735,385

Per linked unit amount	$37.66	$53.42	$75.98	$24.50

Diluted income per linked unit
Income available to unitholders (numerator)	$27,692	$39,282	$55,877	$18,020

Weighted average outstanding units	735,385	735,385	735,385	735,385
Effect of dilutive securities - unit options	11,453	10,833	11,050	10,776
Linked units (denominator)	746,838	746,218	746,435	746,161

Per linked unit amount	$37.08	$52.64	$74.86	$24.15

(11) Subsequent Events

On July 10, 2009, the Company and Steven D. Hunt entered into a new employment agreement.  The new employment agreement is effective September 1, 2009 and expires August 29, 2015, unless otherwise terminated.

On June 22, 2009, the Company entered into an Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Agreement updates the Company’s Credit Agreement entered into on November 25, 1997, with the First through Ninth amendments which occurred from time to time.  In connection with the Agreement, the Company also entered into a Pledge Agreement.  Under the Pledge Agreement, the Company grants a continuing security interest in its ownership interests in its majority owned subsidiary, NBP, to CoBank, ACB.  The security interest is provided by the Company to secure its obligations to CoBank. 11

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A.of the Company’s Annual Report for the year ended August 30, 2008 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Domestic and global economic conditions continue to dominate the cattle and beef market outlook.  Economic pressure in the cattle production sector continues to realize reduced cattle placements on feed while milk production losses have resulted in another round of industry-based dairy cow liquidation.  Adequate summer fed cattle supplies are expected to transition to much smaller fall fed cattle availability leading to anticipated higher cattle and beef prices amidst continued expectations for very cautious consumer spending.  The volume of beef exports has seen slight gains led by the weaker U.S. dollar; however, lagging global economic activity has limited the positive responses historically realized.  Sales prices of beef by-products appear to have bottomed and are also beginning to trend higher, but are expected to remain significantly below calendar year 2008 levels through the end of calendar year 2009.

Recent Developments

On July 10, 2009, the Company and Steven D. Hunt entered into a new employment agreement.  The new employment agreement is effective September 1, 2009 and expires August 29, 2015, unless otherwise terminated.

On June 22, 2009, the Company entered into an Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Agreement updates the Company’s Credit Agreement entered into on November 25, 1997, with the First through Ninth amendments which occurred from time to time.  In connection with the Agreement, the Company also entered into a Pledge Agreement.  Under the Pledge Agreement, the Company grants a continuing security interest in its ownership interests in NBP to CoBank, ACB.  The security interest is provided by the Company to secure its obligations to CoBank.

On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its LLC Agreement to redeem at agreed upon redemption prices all of the membership interests in NBP that were then owned or controlled by NBP’s Chief Executive Officer, John R. Miller, and Mr. Smith, as well as 25% of the membership interests in NBP that were then owned by affiliates of NBP’s President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and his affiliate received approximately $91.3 million for their units and Mr. Smith’s affiliate received approximately $22.8 million for its units and they are no longer members of NBP although each retained their position with NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with NBP as well.

In connection with these transactions, the NBP LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of NBP to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the NBP LLC Agreement has been replaced with an amount equal to a two-year average of NBP’s EBITDA (as defined in the NBP LLC Agreement) multiplied by six minus NBP’s outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein may be paid a non-dilution premium, which was at a maximum value of $4.3 million as of May 30, 2009.

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

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin that included a portion of a spinal column, a specified risk material prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006; however, its border was subsequently closed in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed from the eligible supplier list to Mexico on December 23, 2008 for two days for an alleged ink issue in September 2008 which we believe to be untrue and unfounded.  These constraints and uncertainties have had a negative impact on beef margins.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Results of Operations

Thirteen weeks ended May 30, 2009 compared to fourteen weeks ended May 31, 2008

General.  Net income for the thirteen weeks ended May 30, 2009 was approximately $27.7 million compared to net income of $39.3 million for the fourteen weeks ended May 31, 2008, a decrease of $11.6 million.  Sales were lower in the thirteen weeks ended May 30, 2009 compared to the fourteen weeks ended May 31, 2008 due in part to an approximate 4.5% decrease in the average volume of cattle processed per week and due to the extra week in the prior reporting period as compared to the current year.  The average sales prices per head decreased approximately 2.6% during the current period as the demand for beef products during the quarter was not as strong compared to the same quarter of last year.

Total costs and expenses of approximately $1,266.7 million for the thirteen weeks ended May 30, 2009 were 96.1% as a percent of sales compared to approximately $1,451.7 million for the fourteen weeks ended May 31, 2008, or 94.9% as a percent of sales.  A drop in volume of cattle processed and in average sales prices per head more than offset the lower live cattle prices, approximately 7.4% lower, resulting in decreased operating income of approximately $26.2 million for this thirteen week period of fiscal year 2009 as compared to the fourteen week period of fiscal year 2008.

Net Sales.  Net sales were approximately $1,318.0 million for the thirteen weeks ended May 30, 2009 compared to approximately $1,529.6 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $211.6 million, or 13.8%.  The decrease in net sales resulted from an approximate 4.5% decrease in the average volume of cattle processed per week and from an extra week of sales activity last year as compared to the same period of the current year.  Also contributing to the decrease in sales was a decrease in average sales prices per head of about 2.6% during the current thirteen week period of fiscal year 2009 as compared to the fourteen week period of fiscal year 2008.

Cost of Sales.  Cost of sales was approximately $1,242.3 million for the thirteen weeks ended May 30, 2009 compared to approximately $1,428.1 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $185.8 million, or 13.0%.  The decrease resulted partially from an approximate 4.5% decrease in the number of live cattle purchased on a per week basis in addition to the additional week  in the same period of last year. Also contributing to this decrease was an approximate 7.4% decrease in live cattle prices.  Partially offsetting these decreases was an increase in the average cattle weights by approximately 2.0% during this thirteen week period of fiscal year 2009 as compared to the fourteen week period of fiscal year 2008.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were approximately $12.4 million for the thirteen weeks ended May 30, 2009 compared to approximately $13.8 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $1.4 million, or 10.1%.  The decrease in selling, general, and administrative expenses reflects an extra week of expense in the prior year as compared to the same period of the current year.  The decrease reflects a decrease in payroll and related expenses of approximately $0.6 million and a decrease in the provision for bad debts of approximately $0.4 million.  Partially offsetting these decreases was an increase in legal expenses of approximately $1.4 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $11.9 million for the thirteen weeks ended May 30, 2009 compared to approximately $9.8 million for the fourteen weeks ended May 31, 2008, an increase of approximately $2.1 million, or 21.4%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal year 2009.  Partially offsetting this increase, the prior reporting period reflects an extra week of expense as compared to the same period of the current year.

Operating Income.  Operating income was approximately $51.3 million for the thirteen weeks ended May 30, 2009 compared to approximately $77.9 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $26.6 million.  The decline in operating income resulted primarily from a somewhat weaker beef demand as reflected in a drop in volume of cattle processed and in average sales prices per head during the thirteen week period ended May 30, 2009, as compared to the fourteen week period ended May 31, 2008.  In addition, the prior reporting period reflects an extra week of operating income as compared to the same period of the current year.

Minority Owners’ Interest in NBP.  Minority interest in the net income of NBP for the thirteen weeks ended May 30, 2009 was $16.6 million compared to minority interest in the net income for the fourteen weeks ended May 31, 2008 of $33.3 million, a change of $16.7 million. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was approximately $5.9 million for the thirteen weeks ended May 30, 2009 compared to approximately $8.7 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $2.8 million, or 32.2%.  The decrease in interest expense was due primarily to the purchase and cancellation of an aggregate principal amount of NBP’s Senior Notes of approximately $30.6 million, $2.3 million, and $43.2 million during the fourth quarter of fiscal year 2008, and the first and third quarters of fiscal year 2009, respectively.  The repayment of approximately $25.7 million of NBP’s term note in December 2008 also contributed to the decline in interest expense for the current quarter.  Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, which decreased approximately 291 basis points from the same period in the prior year.  Also contributing to the decrease was an extra week of interest expense in the prior year as compared to the same period of the current year.  Partially offsetting the decrease in interest expense was an approximate $27.2 million increase in the weighted average principal amount of our variable rate debt at May 30, 2009 as compared to May 31, 2008.

Other, net.  Other, net non-operating expense was approximately $0.6 million for the thirteen weeks ended May 30, 2009 compared to net non-operating income of approximately $4.3 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $4.9 million.  The decrease in other, net non-operating income was primarily related to an approximate $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials that was received in the prior year period.  In addition, approximately $0.9 million of debt issuance costs were written off during the current quarter related to the refinancing of our debt in April 2009.

Income Tax Expense.  Income tax expense was approximately $0.4 million for the thirteen weeks ended May 30, 2009 compared to income tax expense of approximately $1.0 million for the fourteen weeks ended May 31, 2008, a decrease in expense of approximately $0.6 million.  A decrease in income taxes for the period of approximately $0.5 million was related to our subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.

Thirty-nine weeks ended May 30, 2009 compared to forty weeks ended May 31, 2008

General.  Net income for the thirty-nine weeks ended May 30, 2009 was approximately $55.9 million compared to net income of approximately $18.0 million for the forty weeks ended May 31, 2008, an increase of approximately $37.9 million.  Sales were lower in the thirty-nine week period ended May 30, 2009 compared to the forty week period ended May 31, 2008 primarily due in part to an approximate 2.7% decrease in the average volume of cattle processed per week and due to an extra week in the prior reporting period as compared to this year.  Partially offsetting these decreases was a slight increase in the average sales price per head, about 1.0%, during the first thirty-nine weeks of fiscal year 2009 as compared to the first forty weeks of fiscal year 2008.  An overall improved demand for boxed beef drove an increase in our operating income for this reporting period.

Total costs and expenses of approximately $3,951.2 million for the thirty-nine weeks ended May 30, 2009 were 97.7% as a percent of sales compared to approximately $4,176.1 million for the forty weeks ended May 31, 2008, or 98.6% as a percent of sales.  A relatively stable demand for beef products and lower cattle prices allowed for slightly higher sales prices, about 1.0% higher, to cover the cost of the live cattle that we processed during this thirty-nine week period of fiscal year 2009 as compared to the forty week period of fiscal year 2008.

Net Sales.  Net sales were approximately $4,045.2 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $4,233.7 million for the forty weeks ended May 31, 2008, a decrease of approximately $188.5 million, or 4.5%.  Net sales decreased primarily due in part to an approximate 2.7% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to this year.  Partially offsetting these decreases was a slight increase in the average sales price per head, about 1.0%, during the first thirty-nine weeks of fiscal year 2009 as compared to the first forty weeks of fiscal year 2008.

Cost of Sales.  Cost of sales was approximately $3,882.6 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $4,109.9 million for the forty weeks ended May 31, 2008, a decrease of approximately $227.3 million, or 5.5%.  The decrease resulted partially from an approximate 2.7% decrease in the number of live cattle purchased on a per week basis in addition to the additional week in the same period of last year.  Also contributing to this decrease was an approximate 4.8% decrease in live cattle prices.   Partially offsetting these decreases was an increase in the average cattle weights by approximately 0.9% during this thirty-nine week period of fiscal year 2009 as compared to the forty week period of fiscal year 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $35.3 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $38.7 million for the forty weeks ended May 31, 2008, a decrease of approximately $3.4 million, or 8.8%.  The decrease for this period is primarily due to a decrease in legal fees of approximately $3.8 million and a decrease in marketing expense of approximately $0.6 million.  The prior reporting period reflects an extra week of expense as compared to the same period of this year which contributed to the decreases in the marketing expenses discussed above as well as the selling, general and administrative expenses in general.  Partially offsetting these decreases was an increase in payroll and benefits of approximately $1.0 million and in bank charges of approximately $0.2 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $33.2 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $27.4 million for the forty weeks ended May 31, 2008, an increase of approximately $5.8 million, or 21.2%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal year 2009.  Partially offsetting this increase, the prior reporting period reflects an extra week of expense as compared to the same period of this year.

Operating Income.  Operating income was approximately $94.1 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $57.6 million for the forty weeks ended May 31, 2008, an increase of approximately $36.5 million.  The improvement in operating income during the thirty-nine week period ended May 30, 2009 resulted primarily from an overall improved demand for boxed beef as compared to the forty week period ended May 31, 2008.

Minority Owners’ Interest in NBP.  Minority interest in the net income of NBP for the thirty-nine weeks ended May 30, 2009 was $28.3 million compared to minority interest in net income for the forty weeks ended May 31, 2008 of $17.0 million, a change of $11.3 million. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was approximately $18.3 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $27.1 million for the forty weeks ended May 31, 2008, a decrease of approximately $8.8 million, or 32.5%.  The decrease in interest expense during the thirty-nine weeks ended May 30, 2009 as compared to the forty week period ended May 31, 2008 was due primarily to the purchase and cancellation of an aggregate principal amountof our Senior Notes of approximately $30.6 million, $2.3 million, and $43.1 million during the fourth quarter of fiscal year 2008, and the first and third quarters of fiscal year 2009, respectively.  The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the reporting period.  Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 291 basis points, during the comparable periods.  Also contributing to these decreases was an extra week of interest expense in the prior reporting period as compared to the same period of this year.  Partially offsetting these decreases in interest expense was an approximate $15.0 million increase in the weighted average principal amount of our variable rate debt at May 30, 2009 as compared to May 31, 2008.

Termination Fee.  A termination fee in the amount of $14.6 million was received in the thirty-nine week period ending May 30, 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A. (JBS), and the other holders of membership interests in  NBP (MIPA)..

Other, net.  Other, net non-operating expense was approximately $4.4 million for the thirty-nine weeks ended May 30, 2009 compared to other, net non-operating income of approximately $6.1 million for the forty weeks ended May 31, 2008, a decrease of approximately $10.5 million.  The decrease in other, net was primarily related to the write-off of approximately $3.6 million of legal fees related to the termination of the MIPA in February 2009.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the second quarter of fiscal year 2009 and to an approximate $1.3 million write-off of debt issuance costs in both the first and third quarters of fiscal year 2009.   The forty weeks ended May 31, 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero, both of which did not recur during the comparable period of this year.

Income Tax Expense.  Income tax expense was approximately $0.9 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $2.1 million for the forty weeks ended May 31, 2008, a decrease of approximately $1.2 million, or 57.1%.  This decrease in income taxes for the period of approximately $1.2 million was related NCI.

Liquidity and Capital Resources

As of May 30, 2009, we had net working capital of approximately $182.7 million, which included $5.8 million in distributions payable and cash and cash equivalents of $14.9 million.  As of August 30, 2008, we had net working capital of approximately $277.9 million, which included $19.2 million in distributions payable and cash and cash equivalents of $77.4 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of May 30, 2009, we had $368.6 million of long-term debt, of which $12.3 million was classified as a current liability.  As of May 30, 2009, NBP’s Credit Facility consisted of a $176.9 million term loan (which may be increased by as much as $75.0 million subject to the completion of the valuation of certain collateral, which is expected to be completed during NBP’s fourth quarter of fiscal year 2009), all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $63.8 million, outstanding letters of credit of $42.2 million and available borrowings of $119.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of its financial covenants under the Credit Facility as of May 30, 2009.

On June 22, 2009, the Company entered into an Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Agreement updates the Company’s Credit Agreement entered into on November 25, 1997, with the First through Ninth amendments which occurred from time to time.  In connection with the Agreement, the Company also entered into a Pledge Agreement.  Under the Pledge Agreement, the Company grants a continuing security interest in its ownership interests in NBP to CoBank, ACB.  The security interest is provided by the Company to secure its obligations to CoBank.

Effective May 14, 2009, USPB’s Credit Agreement was amended to provide for a $13 million revolving line of credit, an increase of $3 million.  The revolving line of credit will reduce to $10 million on May 31, 2010.  The maturity date of the remaining $10 million revolving line of credit was extended from April 30, 2011 to July 1, 2011.  The Company will use the increased facility for working capital and general corporate purposes.  Borrowings under the revolving line of credit will bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans plus 25 basis points.

Effective April 13, 2009, NBP amended its Credit Facility to increase the available borrowings under the facility by increasing the revolving line of credit by $25.0 million and the term loan by up to $75.0 million.  NBP used $50.0 million from the revolver and $75.5 million from the issuance of Class A1 Units to finance the redemption of the membership interests from certain members of management and their affiliates pursuant to their rights under the LLC Agreement.

In addition to outstanding borrowings under its Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $83.9 million, a term loan and revolving line of credit with CoBank, of which approximately $2.3 million and $10.3 million, respectively, were outstanding and capital leases and other obligations of $10.7 million as of May 30, 2009.

NBP believes that available borrowings under its Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  Under the April 13, 2009 amendment to its Credit Facility, NBP is required to purchase or redeem $100.0 million aggregate principal amount of its outstanding Senior Notes on or before December 31, 2009, which NBP intends to finance with the increased available line of credit of $25.0 million and upon the increase in the available term borrowings of up to $75.0 million.  As of May 30, 2009, NBP has purchased approximately $43.2 million of the $100.0 million aggregate principal amount of Senior Notes to be purchased.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of the obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended August 30, 2008.

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended May 30, 2009 was $143.4 million compared to $58.9 million in the forty weeks ended May 31, 2008.  The $84.5 million change was primarily due to an increase in net income of approximately $38.2 million during the current year-to-date period as compared to the same period in the prior year.  Also contributing to the increase in cash provided by operating activities were reductions in accounts receivable and inventory which were partially offset by net cash used in operating activities through accrued compensation and benefits in the current year.

Investing Activities

Net cash used in investing activities was $19.8 million in the thirty-nine weeks ended May 30, 2009 compared to $38.5 million in the forty weeks ended May 31, 2008.  This decrease in cash used was primarily attributable to the receipt of the $14.6 million termination fee received by the Company related to the termination of the MIPA.

Financing Activities

Net cash used in financing activities was approximately $186.0 million in the thirty-nine weeks ended May 30, 2009 compared to $21.8 million in the forty weeks ended May 31, 2008.  The change was primarily attributed to an approximate $125.5 million redemption of member capital, an approximate $60.4 million increase in member and minority owners distributions paid, the purchase and cancellation of approximately $45.5 million aggregate principal amount of NBP’s Senior Notes, and approximately $26.5 million in repayments on term notes during the current thirty-nine week period as compared to the forty-week period of the prior year.  These changes were partially offset by an approximate $62.7 million increase in net revolver credit borrowings and by an approximate $19.6 million member capital contribution during the current period.

Amended and Restated Senior Credit Facility

On June 22, 2009, the Company entered into an Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Agreement updates the Company’s Credit Agreement entered into on November 25, 1997, with the First through Ninth amendments which occurred from time to time.  In connection with the Agreement, the Company also entered into a Pledge Agreement.  Under the Pledge Agreement, the Company grants a continuing security interest in its ownership interests in NBP to CoBank, ACB.  The security interest is provided by the Company to secure its obligations to CoBank.

Effective May 14, 2009, USPB’s Credit Agreement was amended to provide for a $13 million revolving line of credit, an increase of $3 million.  The revolving line of credit will reduce to $10 million on May 31, 2010.  The maturity date of the remaining $10 million revolving line of credit was extended from April 30, 2011 to July 1, 2011.  The Company will use the increased facility for working capital and general corporate purposes.  Borrowings under the revolving line of credit will bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans plus 25 basis points.

Effective April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of its membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of NBP’s Credit Facility were amended to:  (1) increase the borrowings under the Credit Facility by up to $100.0 million, of which up to $75.0 million is under NBP’s term loan and $25.0 million is under NBP’s revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing the Senior Notes and require the repurchase or redemption of $100 million aggregate principal amount of the Senior Notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

Once the applicable collateral requirements are satisfied, which NBP expects to occur during the fourth quarter, the Credit Facility will consist of up to $251.9 million under a term loan that matures in July 2012 and a revolving line of credit loan of $225.0 million that matures in July 2012 that is subject to certain borrowing base limitations.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of May 30, 2009, the interest rates for the revolving loan and the term loan were approximately 3.48% and 3.57%, respectively.

NBP funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  As of May 30, 2009, NBP had met the borrowing base availability requirements under its Credit Facility.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes, including the purchase of $100.0 million aggregate principal amount of Senior Notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of the NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

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

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the NBP’s property, changes in control of NBP, the failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

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

We sell commodity beef products in our business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, we enter into forward sales contracts at prices determined prior to shipment. We may hedge the commodity price risk associated with these activities in order to mitigate this price risk.  While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices.  To the extent the contracts are not designated as normal sales, we reflect commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of May 30, 2009, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $15.7 million.  As of August 30, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 30, 2009, the weighted average interest rate on our $274.0 million of variable rate debt was approximately 3.3%.

We had total interest expense of approximately $18.3 million during the thirty-nine week period ending May 30, 2009.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.7 million in the thirty-nine week period ending May 30, 2009.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Reporting and Compliance Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits

10.1	Ninth Amendment to Credit Agreement, dated May 14, 2009, by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent and as the sole syndication party (filed herewith).

10.2	Amended and Restated Credit Agreement and Security Agreement dated as of June 22, 2009 by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent on behalf of the syndication parties (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 25, 2009).

10.3	Pledge Agreement dated as of June 22, 2009 by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent on behalf of the syndication parties (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on June 25, 2009).

10.4*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: July 10, 2009

