Form 10-K
period 2009-08-29
U. S. Premium Beef, LLC
filed 2009-11-16
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2009
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

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑ No☐

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.           Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑ Smaller reporting company ☐

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of October 31, 2009, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including the economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers or suppliers, loss of key employees, labor relations, and consolidation among our customers.

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

PART I

ITEM 1.                  BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

U.S. Premium Beef, LLC (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB’s goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Co., LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

On June 12, 2003, USPB entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in Farmland National Beef Packing Company (FNB) held by Farmland. USPB formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. To finance the acquisition, USPB, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of FNB’s management team purchased equity in NB Acquisition for $46.0 million in cash.  FNB issued $160.0 million of senior notes, amended its credit facility and transferred a portion of the proceeds of the offering of the senior notes and borrowings under its amended credit facility to NB Acquisition.  Subsequently, NB Acquisition merged into FNB, and FNB then converted into a limited liability company under Delaware law and became known as National Beef Packing Company, LLC.  These transactions closed on August 6, 2003.

Effective August 29, 2004, the cooperative restructured into a limited liability company (LLC) under Delaware law (Conversion). The business of USPB, the cooperative, is being continued in the limited liability company form of business organization.

USPB holds approximately 68.5997% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.5083% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 6.8920% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

Products and Production

USPB provides an integrated cattle production, processing and marketing system for the benefit of its unitholders and associates. As the basis of that system, USPB’s unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per year basis) to deliver cattle to USPB, pursuant to the Uniform Cattle Delivery and Marketing Agreement (see Cattle Delivery Arrangements). USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

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

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered more than 7.6 million head of cattle to NBP for processing since it commenced deliveries.

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

On April 14, 2009, NBP, USPB’s majority owned subsidiary, redeemed all of the membership interests in NBP that were owned or controlled by its former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.  In order to partially finance such redemptions, USPB contributed cash of approximately $55.8 million in exchange for a higher ownership percentage in NBP.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the United States (U.S.), accounting for approximately 14.1% of the federally inspected steer and heifer slaughter during fiscal year ended August 29, 2009, as reported by the United States Department of Agriculture (USDA).  During the fiscal year ended August 29, 2009, NBP generated approximately $5.4 billion in total net sales and had net income of approximately $142.9 million.

On October 13, 2009, National Beef, Inc. (“NBI”) a Delaware corporation incorporated on October 6, 2009, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission regarding a proposed initial public offering of shares of its Class A common stock.  In connection with this offering, NBI will become a member of NBP and will correspondingly own an equity interest in NBP.  It is expected that NBI will pay a portion of the net proceeds from the offering to USPB and the other members of NBP in exchange for a portion of their ownership interests in NBP and that the remainder of the net proceeds will be used to purchase from NBP new equity ownership interests in NBP.  NBP expects to use the net proceeds from its sale of new equity ownership interests to repay a portion of NBP’s outstanding indebtedness.

Led by an entrepreneurial management team, NBP began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, it has successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing its value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  NBP has invested more than $360.4 million from the beginning of fiscal year 2001 through the end of fiscal year 2009 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products.  In 1997, USPB entered into a strategic relationship with NBP.  In fiscal year 2009, USPB members supplied NBP with approximately 20% of the cattle that NBP processed pursuant to its contractual arrangement with USPB.  NBP believes its relationship with USPB provides it with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in NBP’s value-added and other programs.

NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  NBP’s emphasizes the sale of higher-margin, value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its branded products under several trade names including Black Canyon® Angus Beef ,Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef® and Imperial Valley Premium Beef®.  Also part of its value-added product line are Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef, LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef®,  and Nuestro Rancho®, registered trademarks (used with permission) of Certified Hereford Beef, LLC.  In addition, NBP is a majority owner of Kansas City Steak Company, LLC (Kansas City Steak), which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

NBP markets its products to retailers, food service providers, distributors, further processors, and the U.S. military.  Value-added products represented approximately 31.5% of NBP’s total net sales, and a substantially higher proportion of its operating profit, during fiscal year 2009.  NBP currently exports its products to more than 30 countries and has dedicated sales offices in Japan, South Korea and China.  NBP’s export sales represented approximately 11.2% of its net sales for the fiscal year ended August 29, 2009.  According to export data from PIERS, NBP is currently the largest exporter of chilled beef produced in the U.S. to Japan.

NBP believes that its Dodge City, Kansas and Liberal, Kansas beef processing facilities are among the highest capacity and most efficient plants in the country.  In addition, NBP believes that its beef processing facility in Brawley, California is among the newest in the industry.  These three beef processing facilities are located to provide efficient access to a ready supply of high-quality cattle.  NBP’s two case-ready facilities, which take primal cuts and further process and package meat to customer specifications, are located in Hummels Wharf, Pennsylvania and Moultrie, Georgia and service key customers in readily accessible high density population centers.  NBP also owns and operates a refrigerated and livestock transportation company, National Carriers, Inc. (National Carriers), as part of its commitment to provide high service levels to its customers and suppliers.

Competitive Strengths

Significant Value-Added Product Portfolio.  NBP is a leading producer of value-added beef products. Its customers market these products under its brands as well as through their own premium private label programs. NBP’s believes its value-added products are able to command higher prices because of its ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  NBP also provides marketing support for its value-added programs.  NBP believes its value-added products and programs not only provide higher profitability, but also improve customer acquisition and retention.

In March 2009, NBP expanded its value-added product portfolio through its acquisition of a wet blue tanning facility in Saint Joseph, Missouri.  NBP sells its wet blue tanned hides to tanners that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel, and furniture.  NBP believes supplementing its value-added product portfolio through further processing of a portion of its hides will generate additional profit for NBP.

NBP’s total value-added sales in fiscal year 2009 were approximately $1,717.0 million, comprising approximately 31.5% of its total net sales. This represents a compound annual growth rate of 16.3% from approximately $595.2 million of total value-added sales in fiscal year 2002.  NBP believes that its value-added products will continue to be an important contributor to its profitability.  Margins on NBP’s value-added products historically have been less volatile than margins on its commodity products.

Differentiated Cattle Supply.  USPB is contractually obligated to deliver approximately 735,000 head of cattle per year to NBP.  NBP believes that the cattle it receives from USPB members are of high quality, which is important for NBP’s value-added programs.  In fiscal year 2009, pursuant to the contractual arrangement with NBP, USPB members provided NBP with approximately 20% of the total cattle that NBP processed.  NBP believes this supply relationship with USPB provides it with significant competitive advantages, including: (i) the ability to consistently provide NBP’s customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

NBP’s two largest beef processing facilities, which represent approximately 85.7% of its slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 48.4% of the cattle on feed in the U.S. during fiscal year 2009.  A significant portion of USPB’s members are located in this area.  NBP’s third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom NBP has long-term cattle supply agreements.

The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers. Additionally, the close proximity of NBP’s facilities to large supplies of cattle reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. NBP invested more than $360.4 million from the beginning of fiscal year 2001 through the end of fiscal year 2009 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products. NBP believes that its beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, NBP expanded its daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently Western U.S. and Asian export markets. NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve key customers in high density population centers in the Eastern U.S.

Customer and Channel Diversification. NBP has a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer.  NBP sells its products to retailers, food service providers, distributors, further processors, the U.S. military and through other channels.  Across these channels, NBP serves over 900 customers, which represent most major retailers and food service providers in the U.S.  In fiscal year 2009, no one customer represented more than 4.0% of its total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 9.6% of its total net sales.  NBP’s top 10 customers represented approximately 32.9% of its total net sales in fiscal year 2009.

Export products provide NBP with geographic diversification and reduce its reliance on the U.S. market.   Of  NBP’s export sales for fiscal year 2009, approximately 72.9% were meat and offal products.  The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. NBP is led by an experienced management team. Timothy M. Klein, its Chief Executive Officer, has more than 29 years of experience in the beef processing industry and is a founding member and significant owner of NBP. The rest of NBP’s executive management team has, on average, over 23 years of industry experience and over 11 years with NBP. NBP believes its entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Its entrepreneurial culture is evidenced by its record of growth, emphasis on individual employee accountability and company-wide focus on profitability. NBP has never experienced a work stoppage at any of its facilities.

NBP’s Business Strategy

Expand Sales of Value-Added Products. NBP’s value-added sales grew to approximately $1,717.0 million in fiscal year 2009 from approximately $595.2 million in fiscal year 2002, representing a compound annual growth rate of 16.3%. NBP intends to continue expanding sales of value-added products by increasing its penetration with existing customers, targeting new customers that are well-suited for its value-added programs and expanding the number of value-added products that NBP offers. NBP believes that the investments it has already made in its value-added business, including in retail merchandising expertise, customer service and fulfillment capabilities and operational/processing technologies, along with its differentiated cattle supply chain, position NBP well to capitalize on this strategy. For example, NBP has been a leader in establishing the case-ready market, and believes its experience will enable it to benefit from increased customer interest in the advantages that case-ready products provide, such as reducing labor costs and workplace injuries associated with slicing beef, reducing food safety risks and shifting the square footage currently used by ‘‘back-of-the-store’’ portioning and packaging to higher profit uses. In addition to beef products, NBP’s value-added initiatives also include its wet blue tanning business. NBP plans to expand its tanning operation in order to devote an increasing percentage of its hide supply to value-added sales.

Pursue Additional Export Opportunities. NBP believes that international markets present a significant growth and profit opportunity. NBP believes protein demand will increase in the long term due to rising living standards and a growing middle class in developing countries. As a leading producer of beef products, NBP believes it is well-positioned to serve this growing global demand. According to export data from PIERS, NBP is currently the largest exporter of chilled beef produced in the U.S.to Japan.  South Korea is another significant market for U.S. beef, and NBP believes it can leverage its existing relationships to grow its business there. Although the margins NBP realizes on export sales can vary significantly by product and market, on average NBP currently realize higher margins on export sales than on domestic sales.

Maintain Highly Disciplined Approach to Acquisitions and Capital Expenditures. NBP’s management team has a history of following a disciplined approach to capital investment. NBP has effectively executed and integrated several acquisitions in core and complementary businesses, as well as numerous capital expenditure initiatives. NBP believes the success of these activities is reflected in its rates of return on invested capital. NBP plans to continue to pursue opportunities that generate attractive returns on invested capital.

Continuing Focus on Margin Expansion. NBP’s operating philosophy is to seek to maximize the profits on all cattle that its processes regardless of prevailing commodity prices or stage of the cattle cycle. NBP endeavors to accomplish this through management actions, such as reduction of operating costs, increasing price realization across the entire carcass and improving product yields. NBP believes its proprietary management information systems allow it to more accurately measure costs and yields against relevant benchmarks and to make better processing decisions with respect to the cattle it procures in order to increase profitability.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 26.0 billion pounds of beef in calendar year 2008. According to the USDA, beef consumption in the U.S. increased from approximately 24.1 billion pounds in 1992 to approximately 27.3 billion pounds in calendar year 2008, representing a compound annual growth rate of 0.8%.

Beef production, from the birth of the animal through the delivery of beef products to the end customer, is comprised of two primary segments: production and processing.  The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  Beef processors seek to procure cattle through multiple methods, including spot market purchases and a variety of contractual arrangements. The owners of the cattle bear the cost of feeding the cattle to the appropriate market weights and have direct financial exposure to the volatility in grain and other input costs. Beef processors are primarily ‘‘spread’’ operators, earning margin between the price they realize for their products and the cost of procuring and processing the cattle.

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the U.S. and abroad.  In general, domestic and worldwide consumer demand for beef products determines beef processors’ long-term demand for cattle.  In order to operate profitably, beef processors seek to acquire cattle at the lowest possible cost and to minimize processing costs by optimizing plant utilization and minimizing the cost of packaging and other input costs.  Cattle prices vary seasonally and are affected by cattle inventory levels, weather and other factors.  In addition to seasonal factors, cattle prices are impacted by the longer term nature of the cattle cycle.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle among major protein sources as other animals (such as hogs and chickens) can generate multiple offspring and have shorter incubation periods.

            During the past few decades, consumer demand for beef products in the U.S. has generally grown in line with population growth, which is a key driver of aggregate demand.  We believe that consumer demand for U.S. exports in international markets is driven not only by population growth, but also by economic growth. As international consumers’ economic circumstances improve, they increasingly shift their diets to protein.  The ability of the U.S. beef industry to supply the growing international demand has been hindered in certain international markets following the discovery of isolated cases of Bovine Spongiform Encephalopathy, or BSE (also commonly referred to as mad cow disease), in 2003 and 2004, that resulted in the temporary closing of those markets to U.S. beef.  Industry-wide export sales, however, have been increasing from 2004 through mid-2009, trending toward their pre-2003 levels.

In recent years, one U.S. beef processor eliminated approximately two million head per year of slaughter capacity in four plants.  These eliminations represented a reduction of approximately 6.8% of total U.S. industry-wide capacity based on information from Cattle Buyers Weekly, and industry publication, and have helped improve the supply/demand balance of beef in the U.S. and export markets.  We currently do not expect the industry to experience a material increase in capacity for the foreseeable future.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP’s products compete with a large number of other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, and JBS USA LLC.  NBP management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty.  In particular, NBP focuses on quality, food safety, customer service and the offering of value-added programs on an ongoing basis. Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than NBP does.

Regulation

NBP’s operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the Food and Drug Administration (FDA), the U.S. Environmental Protection Agency (EPA) and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of its products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, Food Safety and Inspection Service (FSIS) published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  NBP immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. FSIS published a final rule on July 13, 2007, making permanent the interim regulations issued in January 2004 that prohibits the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  NBP works closely with the USDA and other regulatory agencies to help ensure that its operations comply with all applicable food safety laws and regulations.

NBP’s Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  The current permits expire on January 25, 2010 and renewal applications have been filed.  NBP’s Brawley, California and St. Joseph, Missouri facilities are subject to secondary air permits which are in place.  The Moultrie and Hummels Wharf plants are subject only to certain reporting requirements. NBP’s Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley, facilities are subject to Clean Air Act Risk Management Plan requirements relating to its use of ammonia as a refrigerant. In December 2008, Region 7 of the EPA issued to the Liberal and Dodge City plants a Clean Air Act information request seeking information related to an enforcement referral from the Kansas Department of Health and Environment for alleged violations of Clean Air Act prevention of significant deterioration permitting requirements for the installation of equipment prior to the 1993 purchase of the Liberal plant. The information request sought additional information regarding more recent equipment changes at both plants. NBP has responded to the information request and, in the course of those responses, have communicated a summary of its defenses to the allegations that are the subject of the referral.

All of NBP’s plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. NBP has an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. NBP has an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant and has a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant. NBP appealed certain terms in a reissuance of the permit and is working with the City to achieve issuance of a new permit. NBP is making the capital improvements needed to meet new phosphorus limits that are in the appealed permit and will be in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in the wastewater at Moultrie are estimated at approximately $3.2 million and have been included in the 2010 capital expenditure budget. The Eastern Snyder County Regional Authority has informed NBP that it will need to reduce nutrients in its wastewater in the future at the Hummels Wharf plant. NBP expects to construct additional wastewater treatment facilities at the plant to respond to such request at a future date. NBP has upgraded its treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and is in the process of making improvements that will allow it to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls. The City has increased sewer rates to the Brawley Plant and has suggested that a capacity charge may also be needed in connection with the required upgrades. Such charges may significantly increase NBP’s operational costs at Brawley.

Storm water discharges from NBP’s plants are regulated pursuant to general permits issued by the respective states with the exception of Missouri which does not have a general permit program available to the St. Joseph tannery. The Missouri Department of Natural Resources made a comprehensive storm water inspection at the tannery in April-May 2009 and in an inspection report and Notice of Violation requested that the plant submit an application for storm water discharges which previously had been determined to be discharged to the City publicly-owned treatment works and, thus, not requiring a permit. NBP is in the process of submitting the requested permit application.

NBP’s Dodge City, Liberal, Hummels Wharf, and St. Joseph plants are supplied by water from supply wells on its property. NBP purchases water from the City of Moultrie and the City of Brawley and some water is purchased from the City of St. Joseph, all pursuant to municipal water rate structures. NBP purchased irrigation water rights for the majority of water needed at the Dodge City plant and are in the process of converting the existing renewable term permits governing its exercise of the irrigation rights to certificates of appropriation for municipal use for a majority of the Dodge City plant water supply. NBP holds public water supply permits allowing it to supply potable water to its employees at its Dodge City, Kansas and Liberal, Kansas facilities. The public water supply permits do not have expiration dates.

All of NBP’s facilities generate solid wastestreams, including small quantities of hazardous wastes. While NBP is subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites, which could include current or former facilities or other sites where wastes NBP generated have been disposed, NBP has not received any demands nor are they aware that they have any liability at such sites under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, or state counterparts.

NBP’s National Beef Leathers, LLC (NBL) subsidiary, is cooperating with governmental investigations related to the St. Joseph tannery.  NBL’s operations at this facility began in March 2009.  Region 7 EPA, in cooperation with the Missouri Department of Natural Resources, or MDNR, is investigating the land application of sludge from the tannery wastewater treatment facility to numerous parcels of farmland in a four county area in Northwest Missouri over many years. The sludge was classified as a fertilizer in Missouri.  NBP has cooperated with the investigations in providing records of land application prepared by the prior owner/operator of the tannery, Prime Tanning, and have provided assistance in interpreting those records. For a six and one-half week period of time following NBP’s purchase of certain assets of Prime Tanning, NBP land applied wastewater treatment sludge. In April-May, 2009, Region 7 EPA and MDNR conducted a multi-media inspection of the St. Joseph tannery.  Following that inspection, EPA issued one information request pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, and the Clean Air Act; a second information request pursuant to the Resource Conservation and Recovery Act, and one Notice of Violation under the Resource Conservation and Recovery Act. The Missouri Department of Natural Resources has issued a Storm Water Notice of Violation (discussed above). NBP has responded to the information requests and to the Notices of Violation. The Assistant U.S. Attorney for the Western District of Missouri issued a subpoena on June 29, 2009 requesting categories of documents related to the handling and land application of the wastewater treatment sludge. NBP has responded to the subpoena by providing the requested documents to the Assistant US Attorney and to the Special Assistant U.S. Attorney in EPA’s criminal division.  NBP is working with all the relevant agencies to resolve questions and allegations. At this time, NBP cannot predict the agency’s response to the information it is providing or whether additional Notices of Violation or other enforcement will be forthcoming.

NBP’s plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises. NBP also reports accidental releases of hazardous substances pursuant to the Superfund law and amendments and state law counterparts.

In fiscal year 2009, NBP incurred expenses of approximately $4.9 million in environmentally-related capital expenditures.  NBP anticipates environmentally-related capital expenditures of approximately $4.9 million in fiscal year 2010, of which approximately $3.2 million is budgeted for wastewater improvements at NBP’s Moultrie plant.

NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, unless otherwise agreed to by its livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold its cash livestock purchases in trust for its livestock suppliers until they have received full payment of the cash purchase price. As of August 29, 2009, NBP has secured a bond of $35.9 million to satisfy these requirements.  The bond is supported by a $10.6 million letter of credit.

In addition to the environmental matters discussed above, from time to time NBP receives notices from regulatory authorities and others asserting that it are not in compliance with some laws and regulations. In some instances, litigation ensues.

Employees

As of August 29, 2009, NBP had approximately 8,900 employees, of which approximately 44.8% are represented by collective bargaining agreements.  Approximately 2,850 employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2012. Approximately 1,100 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  Approximately 80 of NBP’s employees at the St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The United Food and Commercial Workers Union, or the UFCWU, on November 3, 2009 filed a petition with the Regional Office of the National Labor Relations Board, or the NLRB, in Kansas City, Missouri seeking to represent 2,200 employees who work at NBP’s Dodge City, Kansas facility.  The UFCWU does not currently represent any employees at this location.  There are approximately 2,800 employees at NBP’s Dodge City facility that are potentially eligible to vote in a NLRB conducted election to decide if they desire to be represented by the UFCWU.  The NLRB has set a hearing for November 18, 2009 to determine which employee classifications should be eligible to vote.  No election date has yet been set.

NBP considers its relations with its employees and the United Food and Commercial Workers International Union, the Teamsters International Union and the United Cereal Workers of the United Food and Commercial Workers International Union to be good.

Food Safety

Food safety is one of NBP’s top priorities. NBP believes its food safety process utilizes many of the industry’s most effective intervention technologies. These intervention technologies are coupled with NBP’s ongoing efforts to incorporate and promote ‘‘best practices’’ throughout NBP’s production process to enhance product quality and to produce safe, wholesome beef products. NBP’s food safety system incorporates a multiple hurdle strategy that includes multiple hot water thermal pasteurization cabinets, anti-microbial washes, organic rinses, in-line steam vacuums, specific carcass trimming procedures, detailed carcass and product monitoring standard operating procedures, and a rigorous cold chain management system. NBP supports its food safety process in each of its major processing facilities with on-site microbiological laboratories. These on-site laboratories conduct microbial tests, monitor facility processes, test intervention efficacies, and validate that all of NBP’s processes are meeting design parameters.

Intellectual Property

NBP holds a number of trademarks and domain names that it believes are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, and Leading the Way in Quality Beef™, Royal Blue Leather®, Regal Blue Leather®, and Radiant Blue Leather®.  NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which NBP sells its products. Currently, NBP has a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Management Information Systems

NBP has developed proprietary management information systems tailored to its business processes which help enable it to make coordinated, data driven decisions and enable it to operate more profitably.  For example, NBP uses individual carcass data (including information on weight, grade and breed as well as historical information with respect to similar animals) to make decisions regarding the appropriate products to process from each carcass, taking into account current supply and demand.  Furthermore, coordinated information systems help the procurement department to anticipate the quality and quantity of cattle it needs to procure to fill sales orders in the short term, and the sales department to tailor its sales efforts to take into account changes in available supply.  NBP’s sophisticated systems also permit its sales force to readily compare orders by location to trailer capacity to reduce transportation costs by better using trailer capacity.  In addition, its management information systems at the plants have been developed to fit its operating and maintenance needs, thereby reducing training time for NBP’s employees and simplifying the work order process.

Legal Proceedings

NBL has been named as a defendant in eleven currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning Corp. (Prime Tanning), in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and August 21, 2009.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include nine actions filed by individuals and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

NBP is a party to a number of lawsuits and claims arising out of the operation of its business. NBP’s management believes the ultimate resolution of such matters should not have a material adverse effect on its financial condition, results of operations or liquidity.

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

Risk Factors Associated With Operations of NBP

Outbreaks of disease affecting livestock can adversely affect demand for NBP’s products and the supply of cattle and thereby adversely affect its business.

NBP is subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock, such as BSE (also commonly referred to as mad cow disease) or foot-and-mouth disease could result in restrictions on sales of products to NBP’s customers or purchases of livestock from its suppliers. Also, outbreaks of these diseases, or the perception by the public that such an outbreak has occurred or other concerns regarding such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by NBP’s customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on NBP’s results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on NBP.

If NBP’s products or products made by others using NBP’s products become contaminated or are alleged to be contaminated, NBP may be subject to product liability claims and product recalls that would adversely affect its business.

NBP may be subject to significant liability potentially in excess of applicable liability insurance policy limits if the consumption of any of its products or products made by others using its products causes injury, illness or death due to contamination or otherwise, and NBP may in the future recall products in the event its products are or may be contaminated, spoiled or inappropriately labeled. Contamination of NBP’s products or those of its competitors also may create adverse publicity or cause consumers to lose confidence in the safety and quality of NBP’s products that could negatively affect its business. NBP may encounter the same risks of contamination or negative publicity if a third party tampers with NBP’s products. Allegations of contamination of NBP’s products may also be harmful to NBP even if such allegations are untrue. The occurrence of any of these risks may increase NBP’s costs and decrease demand for its products, which could negatively affect its business, financial condition, results of operations and cash flows. Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in NBP’s products. For example, E. coli is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if pathogens are present, increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level. NBP cannot assure you that it will not be required to perform product recalls, or that product liability claims will not be asserted against NBP, in the future.

NBP’s margins may be negatively impacted by fluctuating raw material and utility costs, selling prices, changes in its relationships with its suppliers and other factors that are outside of NBP’s control.

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

The supply and market price of the livestock that constitute NBP’s principal raw material and represent the substantial majority of its cost of goods sold are dependent upon a variety of factors over which NBP has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on NBP’s future margins.  In addition, NBP purchases approximately 49.9% of the cattle it processes on the open market.  If NBP does not attract and maintain acceptable relationships with growers, the quantity, quality or pricing of its supply of cattle could be negatively affected.

Severe price swings in raw materials, and the resulting impact on the prices NBP charges for its products, have at times had, and may in the future have, a material adverse effect on NBP’s financial condition, results of operations and cash flows.  If NBP experiences increased costs, it may not be able to pass them along to its customers.  In addition, the costs for utilities, such as energy and water may fluctuate over time.

NBP’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations and could negatively affect NBP’s sales to customers in foreign countries and its operations and assets in such countries.

In fiscal year 2009, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 11.2% of NBP’s total net sales and these sales on average had a higher margin than its sales generally.   A reduction in its international sales would likely adversely affect its margins.  In addition, NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to NBP’s international operations is BSE, as discussed above in Item 1, Business – Industry Overview – Beef Export Markets.

Other risks associated with NBP’s international activities include:

  changes in foreign currency exchange rates and inflation or deflation in the foreign countries in which NBP operates;

  the closing of borders by foreign countries to the import of NBP’s products due to disease or other perceived health or food safety issues;

  exchange controls;

  changes in tariffs;

  changes in political or economic conditions in a specific country or region, particularly in emerging markets;

  trade restrictions imposed by countries with respect to the importation of NBP’s products, including actions taken in connection with trade disputes;

  potentially negative consequences from changes in regulatory requirements; and

  international conflict, including terrorist acts, which could significantly impact NBP’s financial condition and results of operations.

The occurrence of any of these events could increase NBP’s costs, lower demand for its products or limit its operations, which could have a material adverse effect on NBP’s business, financial condition, results of operations or prospects.

Compliance with environmental regulations could result in significant costs and failure to comply with environmental regulations and the use of hazardous substances, including at National Beef Leather’s tannery facility, could result in civil as well as criminal penalties, liability for damages and negative publicity.

NBP’s operations are subject to extensive and increasingly stringent regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal and remediation of soil and groundwater contamination that are administered by the U.S. Environmental Protection Agency (EPA) and state, local and other authorities.  In many areas, these laws and regulations are becoming increasingly stringent.  Failure to comply with these laws and regulations can have serious consequences for NBP, including criminal as well as civil and administrative penalties and negative publicity. NBP has incurred and will continue to incur significant capital and operating expenditures to adapt to more stringent regulations and to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could result in currently unanticipated investigations, assessments or expenditures, and may require NBP to incur significant additional costs. Because the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and NBP has not accrued any reserve for any potential future costs.

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

In most locations, NBP’s processing facilities rely on municipal or other regional governmental agencies for its water supply and for the treatment of its wastewater discharges. These entities themselves are subject to environmental laws regarding the quality of their water discharges, and must meet permit limits. If permit limits become more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In those locations where NBP is a significant volume discharger, it is possible that it may be asked to contribute toward the costs of such upgrades, or NBP may become subject to significant increases in water or sewer charges in order for such upgrade costs to be recouped.

As described in Item 1, Business – Legal Proceedings, NBL has been named as a defendant in eleven currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits allege that Prime Tanning and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

NBP’s indebtedness could adversely affect its business and liquidity position.

As of August 29, 2009, NBP had $298.8 million of long-term debt, of which $11.5 million was classified as a current liability.  As of August 29, 2009, NBP’s Credit Facility consisted of an outstanding $176.9 million term loan (which is expected to be increased by $75.0 million in November 2009), a $225.0 million revolving line of credit loan, which had outstanding borrowings of $29.2 million (which are expected to be substantially or fully paid down with a portion of the proceeds of the expected increase in the term loan), outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.  In addition, as of August 29, 2009, NBP had outstanding industrial revenue bonds of $16.3 million, senior notes of $66.9 million and capital leases and other obligations of $9.5 million.

NBP’s indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions.

NBP’s indebtedness, together with additional future indebtedness that it may incur, and restrictive covenants contained in the Credit Facility could:

  make it difficult for NBP to satisfy its obligations, including making interest payments on its debt obligations;

  limit NBP’s ability to obtain additional financing to operate its business;

  require NBP to dedicate a substantial portion of its cash flow to payments on its debt, reducing its ability to use cash flows to fund capital expenditures and working capital and other general operational requirements;

  limit NBP’s flexibility to plan for and react to changes in its business and the beef processing industry;

  place NBP at a competitive disadvantage relative to some of its competitors that have less debt than NBP;

  limit NBP’s ability to pursue acquisitions; and

  increase NBP’s vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle prices or a downturn in NBP’s business or the economy.

The occurrence of any one of these events could have a material adverse effect on NBP’s business, financial condition and results of operations or cause a significant decrease in its liquidity and impair its ability to pay amounts due on its indebtedness.

The Credit Facility contains, among other things, restrictive covenants that will limit NBP’s and its subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities.  The Credit Facility restricts, among other things, its ability and the ability of its subsidiaries to:

  incur additional indebtedness or issue guarantees;

  create liens on NBP’s assets;

  make distributions on or redeem equity interests;

  make investments;

  transfer or sell properties or other assets; and

  engage in mergers, consolidations or acquisitions.

In addition, the Credit Facility requires NBP to meet specified financial ratios and tests under certain circumstances.

            If NBP’s cash flow and capital resources are insufficient to fund its debt service obligations, NBP may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure debt. NBP’s ability to generate cash and make scheduled payments or refinance NBP’s obligations depends on its successful financial and operating performance, which depend upon prevailing economic conditions and other factors, many of which are beyond its control.

NBP’s operating results could be negatively impacted by its hedging and derivative positions.

NBP uses derivative financial instruments and other hedging strategies in an attempt to reduce its exposure to various market risks, including changes in commodity prices. NBP holds certain positions that do not qualify as hedges for financial reporting purposes. These positions are marked to fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Therefore, losses on these contracts will adversely affect NBP’s reported operating results. The use of such instruments may ultimately limit NBP’s ability to benefit from favorable commodity price movements, which may adversely affect reported operating results.

NBP generally does not have long-term contracts with its customers, and, as a result, the prices at which it sells its beef products are subject to market forces.

NBP generally does not have long-term sales arrangements with its customers and, as a result, the prices at which it sells products to them are determined in large part by market forces. NBP’s customers, mostly excluding those with which NBP has long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of NBP’s key customers, a significant decline in the number of orders from one or more of its key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on NBP’s business, financial condition or results of operations.

Wal-Mart’s failure to continue purchasing from NBP could have a material adverse effect on its sales.

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover its sales to Wal-Mart’s affiliate, Sam’s Club, represented approximately 5.5% of total net sales in fiscal year 2009.  NBP’s contractual agreement with Wal-Mart expired on January 31, 2004, and NBP has not entered into a new agreement.  If Wal-Mart does not continue to purchase from NBP, it could have a material adverse effect on NBP’s sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and its noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, NBP’s operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of NBP’s products, including food safety standards.  NBP’s domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices.  In addition, this statute requires NBP to make payment for its livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock NBP purchases, unless otherwise agreed to by its livestock suppliers.  Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Food safety standards, processes and procedures are subject to the USDA Hazard Analysis Critical Control Point program, which includes compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.  In hopes of reducing the development and spread to humans of dangerous antibiotic-resistant bacteria, the Obama administration announced in July 2009 that it would seek to ban routine use of antibiotics, which are fed to farm animals to encourage growth.

NBP is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees.  NBP’s failure to comply with applicable laws and regulations could subject it to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, interruption of its operations, recalls of its products or seizures of its properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase NBP’s costs and limit its business operations.

Failure to successfully implement NBP’s business strategy may impede its plans to increase revenues, margins and cash flow.

NBP’s revenues, margins and cash flows will not increase as planned if it fails to implement the key elements of its strategy, and its ability to successfully implement this strategy is dependent at least in part on factors beyond NBP’s control.  For example, the willingness of consumers to purchase value-added products depends in part on economic conditions.  In periods of economic uncertainty, consumers tend to purchase more private label or less-expensive products.  Thus, if NBP encounters periods of economic uncertainty, the sales volume for its value-added products could suffer.  Also, NBP may not be successful in identifying favorable international expansion opportunities.

Changes in consumer preferences could adversely affect NBP’s business.

The food industry in general is subject to changing consumer trends, demands and preferences. NBP’s products compete with other protein sources, such as pork and poultry, and other foods. Trends within the food industry change often and the failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for NBP’s products, and could have a material adverse effect on NBP’s business, financial condition, results of operations and cash flows. In addition, NBP does not have any other material lines of business or other sources of revenue to rely upon if it is unable to efficiently process and sell beef products or if the market for beef declines. This lack of diversification means that NBP may not be able to adapt to changing market conditions or withstand any significant decline in the beef industry.

The beef processing industry is highly competitive and NBP’s customers might not continue to purchase its products or prices it receives for its products could fluctuate or be adversely impaired by actions taken by NBP’s competitors.

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle and in the sale of beef products. In addition, NBP’s products compete with a number of other protein sources, including pork and poultry.

NBP’s principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions and JBS USA LLC. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. NBP’s ability to be an effective competitor will depend on its ability to compete on the basis of these characteristics. Some of its competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than NBP does. NBP cannot assure you that it will be able to compete effectively with these companies and its ability to compete could be adversely affected by NBP’s significant debt levels.

Extreme weather or other forces beyond NBP’s control could negatively impact its business.

Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of livestock or interfere with NBP’s operations due to power outages, fuel shortages, water shortages, damage to its production and processing facilities or disruption of transportation channels, among other things.  Any of these factors, as well as disruptions in its information systems, could have an adverse effect on NBP’s financial results.

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

NBP depends on the service of key individuals, the loss of whom could materially harm its business.

NBP’s success will depend, in part, on the efforts of its officers and other key employees.  In addition, the market for qualified personnel is competitive and NBP’s future success will depend on its ability to attract and retain these personnel. With the exception of its Chief Executive Officer, NBP does not have long-term employment agreements with its officers or maintain key-person insurance on any officer.  The loss of the services of any of NBP’s key employees or the failure to attract and retain employees could have a material adverse effect on its business, results of operations and financial condition.

NBP’s performance depends on favorable labor relations with its employees. Any deterioration of those relations or increase in labor costs could adversely affect NBP’s business.

NBP has approximately 8,900 employees worldwide.  Approximately 2,850 employees at its Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012.  Approximately 1,100 employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013.  Approximately 80 of NBP’s employees at the St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire May 18, 2014.

The United Food and Commercial Workers Union, or the UFCWU, on November 3, 2009 filed a petition with the Regional Office of the National Labor Relations Board, or the NLRB, in Kansas City, Missouri seeking to represent 2,200 employees who work at NBP’s Dodge City, Kansas facility.  The UFCWU does not currently represent any employees at this location.  There are approximately 2,800 employees at NBP’s Dodge City facility that are potentially eligible to vote in a NLRB conducted election to decide if they desire to be represented by the UFCWU.  The NLRB has set a hearing for November 18, 2009 to determine which employee classifications should be eligible to vote.  No election date has yet been set.

A labor-related work stoppage by NBP’s unionized employees could limit NBP’s ability to process and ship its products or increase its costs, which could adversely affect its results of operations and financial condition.  In addition, it is possible that any labor union efforts to organize employees at NBP’s non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect NBP’s results of operations and financial condition.  In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its business, financial condition, results of operations and cash flows.

The consolidation of NBP’s retail and food service customers may put pressures on NBP’s operating margins.

In recent years, the trend among retail and food service customers, such as supermarkets, warehouse clubs and food service distributors, has been towards consolidation.  These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on NBP with respect to pricing terms, product quality and new products.  As the customer base continues to consolidate, competition for the business of fewer customers is expected to intensify.  If NBP does not negotiate favorable terms of sale with its customers and implement appropriate pricing to respond to these trends, or if NBP loses its existing large customers, NBP’s profitability could decrease.

NBP may not be able to successfully complete acquisitions, affecting its ability to grow, or integrate completed and future acquisitions, which could result in failure to achieve its expected acquisition benefits, the disruption of NBP’s business and an increase in its costs.

NBP continually explores opportunities to acquire related businesses, some of which could be material to it. NBP’s ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of NBP.

NBP may not be able to effectively execute on acquisitions or integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions.  NBP’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of its existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses or relating to legacy liabilities of businesses acquired by NBP could negatively impact its business and results of operations.  Further, the benefits that NBP anticipates from acquisitions may not develop.

NBP’s operations are subject to the general risks of litigation.

NBP is involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, stockholders, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. These actions could also divert the attention of NBP’s management team and expose it to significant liability and adverse publicity, which might adversely affect its brands, reputation and/or customer preference for its products.  Due to the unpredictable nature of litigation, it is not possible to predict the ultimate outcome of any potential lawsuits, and NBP may be held liable for significant judgments, or other losses, that are not fully covered by its insurance, which could have a material adverse effect on NBP’s business.

Deterioration of economic conditions could negatively impact NBP’s business.

NBP’s business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for NBP’s products or the cost and availability of its needed raw materials and packaging materials, thereby negatively affecting NBP’s financial results.

The downturn in the U.S. economy may result in reduced demand for certain of NBP’s products, downward pressure on prices and shifts to less profitable private label products. Moreover, any material reduction in demand for NBP’s products in its key export markets (Japan and South Korea) could have an adverse effect on its results of operations.

            The recent disruptions and instability in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

  make it more difficult or costly for NBP to obtain financing for its operations or investments or to refinance its debt in the future;

  cause NBP’s lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under NBP’s credit agreements to the extent it may seek them in the future;

  impair the financial condition of some of NBP’s customers, suppliers or counterparties to its derivative instruments, thereby increasing customer bad debts, non-performance by suppliers or counterparty failures negatively impacting NBP’s treasury operations;

  and negatively impact global demand for beef products, which could result in a reduction of sales, operating income and cash flows.

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

NBP owns its Liberal, Kansas, Dodge City, Kansas, Brawley, California, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and St. Joseph, Missouri facilities. It leases its headquarters facility in Kansas City, Missouri and its Kansas City Steak processing facility in Kansas City, Kansas. NBP also has short-term leases in place for its offices in Chicago, Illinois, Denison, Iowa, Dallas, Texas, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Beijing, China.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s real and personal property.  The table below provides additional information regarding NBP’s primary facilities:

Location	Daily Processing Capacity
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head

Location	Approximate Square Footage
Case Ready Facilities:
Hummels Wharf, Pennsylvania	79,000 square feet
Moultrie, Georgia	114,000 square feet
Tannery Facility:
St. Joseph, Missouri	221,000 square feet
Kansas City Steak Facility:
Kansas City, Kansas	63,000 square feet

ITEM 3.                  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14. Legal Proceedings to our consolidated financial statements included in Item 8 of this report. In addition, see Item 1, Business – Government Regulation and Environmental Matters for information regarding information requests, investigations and proceedings pertaining to environmental matters.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unitholders during the last quarter of the fiscal year covered by this report.  However, on November 2, 2009, a special meeting of the members of USPB was held in Kansas City, Missouri.  At the special meeting the members were asked to consider and vote on proposals to amend and restate certain provisions of the Company’s Limited Liability Company Agreement (LLC Agreement).  The proposed amendments were described in a proxy statement mailed to members on October 21, 2009;  that proxy statement was included as Exhibit 20.1 to a report on Form 8-K filed by the Company on October 21, 2009.  (Although the Company is required to file quarterly and annual reports pursuant to the Securities Act of 1933, as amended, the Company is not required to be and is not registered under the Securities and Exchange Act of 1934, as amended (Exchange Act).   As a result, the Company’s distribution of  the proxy statement to its members is not subject to the portions of the Exchange Act governing solicitation of proxies.)

At the special meeting, USPB’s members approved both sets of amendments, including one set of amendments that modified the allocation of profits, losses, other allocation items and distributions between the Company’s Class A units and its Class B units.  The other set of amendments clarified the authority of the Company to conduct redemptions of Class B units in certain circumstances.  Members delivered 333 valid ballots to the company; ballots that were not delivered to the company were considered a no vote.  Out of a potential of 449 Class A unit votes, 327 voted for the amendments modifying allocations between the Class A units and the Class B units and 326 voted for the amendments regarding the Company’s authority to redeem units.  Regarding Class B units, out of 755,385 potential votes, 651,586 voted for the amendments modifying allocations between the Class A units and the Class B units and 650,578 voted for the amendments regarding the Company’s authority to redeem units.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of October 31, 2009, there were 449 record holders of Class A units and 450 record holders of Class B units.  The sales prices by quarter and since the end of the fiscal year were as follows:

	Affiliated Sales		Third Party Sales
	Low	High	Low	High
Fiscal Year 2009
Quarter ending:
November 29, 2008	$110.00	$200.00	$-	$-
February 28, 2009	$55.00	$120.00	$-	$-
May 30, 2009	$60.00	$60.00	$135.00	$150.00
August 29, 2009	$43.55	$235.00	$135.00	$140.00
Subsequent to August 29, 2009	$60.00	$60.00	$140.00	$155.00

Fiscal Year 2008
Quarter ending:
November 24, 2007	$81.44	$100.00	$110.00	$130.00
February 23, 2008	$110.00	$110.00	$120.00	$120.00
May 31, 2008	$60.00	$122.90	$-	$-
August 30, 2008	$100.00	$130.00	$-	$-
Subsequent to August 30, 2008	$100.00	$200.00	$-	$-

 The affiliated sales represent sales that were not at arms length and, therefore, the sales price ranges disclosed above are not necessarily indicative of the market value of the linked Class A and Class B units during the periods in question.

On February 20, 2009, May 22, 2009, July 17, 2009, and October 9, 2009 USPB made cash distributions to each of its unitholders in the amount of $44.25, $12.98, $14.62, and $16.27, respectively, for each linked Class A unit and Class B unit held by its unitholders.  On October 9, 2009, USPB made a cash distribution in the amount of $10.81 to one unitholder that only owns Class B units.

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

For a discussion of equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 29, 2009.  The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 29, 2009 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Years Ended (1)
	August 29, 2009	August 30, 2008	August 25, 2007	August 26, 2006	August 27, 2005
	(In millions, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$5,449.3	$5,847.3	$5,578.5	$4,636.0	$4,338.9
Costs and expenses:
Cost of sales	5,187.1	5,612.4	5,444.0	4,503.8	4,229.9
Selling, general, and administrative	49.1	51.7	46.1	37.6	34.0
Depreciation and amortization	45.7	36.4	32.4	28.7	24.4
Operating income	167.4	146.8	56.0	65.9	50.6
Other income (expense):
Minority owners' interest in net income of National Beef Packing Co., LLC	(50.0)	(55.1)	(7.8)	(16.6)	(8.5)
Interest income	0.3	1.4	2.1	1.3	0.7
Interest expense	(23.6)	(34.2)	(39.8)	(32.4)	(29.0)
Interest rate exchange agreement	-	-	-	-	0.1
Termination Fee	14.6	-	-	-	-
Other, net	(7.7)	5.1	1.0	3.1	(3.2)
Total other expense	(66.4)	(82.8)	(44.5)	(44.6)	(39.9)
Income tax expense	(1.0)	(1.8)	(1.9)	(1.6)	(2.1)
Net income	$100.0	$62.2	$9.6	$19.7	$8.6

Selected Balance Sheet Data:
Cash and cash equivalents	$18.9	$77.4	$62.9	$54.4	$50.5
Total assets	$872.9	$927.1	$848.6	$784.8	$656.1
Long-term debt, less current maturities	$293.4	$376.3	$438.5	$380.5	$314.0
Minority interest	$185.8	$188.0	$77.9	$73.0	$65.0
Capital shares and equities	$159.8	$126.5	$153.2	$148.8	$124.0

Units outstanding
Class A units	735,385	735,385	735,385	735,505	691,845
Class B units	755,385	735,385	735,385	735,505	691,845

Per Unit Data:
Earnings Per Unit
Basic
Class A Units	$44.87	$27.92	$4.33	$9.28	$4.16
Class B Units	$90.89	$56.68	$8.79	$18.78	$8.33
Diluted
Class A Units	$44.35	$27.51	$4.26	$9.11	$4.08
Class B Units	$90.89	$55.86	$8.65	$18.45	$8.17

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,455	702,843	691,845
Class B Units	737,052	735,385	735,455	702,843	691,845
Diluted
Class A Units	744,039	746,176	747,067	715,385	705,063
Class B Units	737,052	746,176	747,067	715,385	705,063

(1)	Our fiscal year ends on the last Saturday in August. Fiscal year 2009 consisted of a 52 week year; fiscal year 2008 consisted of a 53 week year; and 2005 - 2007 each consisted of a 52 week year.

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

 In December 1997, FNB acquired what became a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control steak cutting operation.  In March 2003, FNB acquired National Carriers, Inc. (National Carriers), a refrigerated and livestock transportation company from Farmland.

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

National Beef Leathers, LLC, a wholly‑owned subsidiary of NBP, purchased certain assets of a wet blue tannery located in St. Joseph, Missouri from Prime Tanning in March 2009.

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14.1% of the federally inspected steer and heifer slaughter during our fiscal year ended August 29, 2009 as reported by the USDA.  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the United States and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products.  In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its products to retailers, food service providers, distributors, further processors and the U.S. military.  USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

NBP Results of Operations

The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	52 weeks	53 weeks	52 weeks
	ended	ended	ended
	August 29,	August 30,	August 25,
	2009	2008	2007
		(in millions)
Net sales	$5,449.3	$5,847.3	$5,578.5

Costs and expenses:
Cost of sales	5,187.1	5,612.4	5,443.9
Selling, general, and administrative	43.1	43.7	42.5
Depreciation and amortization	44.4	36.4	32.4
Operating income	174.7	154.8	59.7

Other income (expense):
Interest income	0.2	0.5	0.6
Interest expense	(23.3)	(34.0)	(39.4)
Other, net	(7.8)	5.0	1.0
Total other expense, net	(30.9)	(28.5)	(37.8)
Income tax expense	(0.9)	(1.8)	(1.9)
Net income	$142.9	$124.5	$20.0

NBP’s net income for the fiscal year 2009 was $142.9 million compared to $124.5 million for the fiscal year 2008, an increase of $18.4 million. The improvement in operating income during the fiscal year ended August 29, 2009 resulted primarily from increased profitability from sales of NBP’s commodity beef products, exports and value-added product offerings as compared to fiscal year ended August 30, 2008.  Sales were lower, due in part to an approximate 2.5% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to this year.  The average beef sales prices per head decreased approximately 2.3% during this reporting period as the demand for beef products during fiscal year 2009 was not as strong compared to fiscal year 2008.  Cost of sales were lower partially due to a decrease of approximately 2.5% in the number of live cattle purchased on a per week basis in addition to the additional week in the same period of last year.  Also contributing to this decrease was a decrease in live cattle prices of approximately 7.4%.  Partially offsetting these decreases was an increase in the average cattle weights by approximately 0.8% during this fiscal year ended August 29, 2009 as compared to the fiscal year ended August 30, 2008.  Operating income increased $19.9 million over the prior year.  As a percent of sales, operating income was 3.2% and 2.6% for fiscal years 2009 and 2008, respectively.

NBP’s net income for the fiscal year 2008 was $124.5 million compared to $20.0 million for the fiscal year 2007, an increase of $104.5 million. This is attributed to increased operating income due primarily to increased margins and lower interest expense, partially offset by increased selling, general and administrative expenses.  Sales were higher, principally due to an average increase in beef sales prices per head of 8.5% in fiscal year 2008 as compared to the prior year.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  Export sales in fiscal year 2008 were aided by improved conditions in the Asian markets.  In addition, fiscal year 2008 reflects an extra week of sales activity as compared to the same period of the prior year.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal year 2008 as compared to fiscal year 2007.  Cost of sales were higher, principally due to an extra week of costs in fiscal year 2008 as compared to the same period of the prior year and an increase in live cattle prices that were approximately 2.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier. Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 2.6% during fiscal year 2008 as compared to fiscal year 2007.  Operating income increased $95.1 million over the prior year.  As a percent of sales, operating income was 2.6% and 1.1% for fiscal years 2008 and 2007, respectively.

Financial Statement Accounts

Net Sales.  NBP’s net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products.  NBP’s net sales are affected by the volume of animals processed and the value that is extracted from each animal.  The value that NBP extracts from cattle processed, referred to as the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins.  NBP’s value-added products contribute significantly more, in terms of profits, than its traditional boxed beef products and are an important component of NBP’s profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months.  Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  While we expect the supply of cattle to expand at some point in the next few years, we do not expect any growth in the near term.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

Cost of Sales. NBP’s cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, and utilities, and other facility expenses.  Total livestock costs are a function of the volume of animals processed and the price paid for each animal.  Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock.  Cut-out value is a measure of the sales value of a beef carcass expressed on a per hundred weight basis.  Historically, changes in cut-out values and corresponding livestock costs have been positively correlated.

Selling, General and Administrative Expenses.  Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs.  General and administrative costs consist primarily of general management, insurance and professional expenses.

Overall Industry Outlook

Stabilization in the global and domestic economic environments has moderated the drop in beef demand realized since the summer of 2008.  Ample supplies of competing proteins and rising unemployment in the U.S. impede sustained beef demand improvement.  We expect ongoing economic pressure to continue into at least early calendar year 2010.  The beef cattle herd liquidation has slowed due to late summer rains in several drought-stricken pasture areas.  The dairy herd liquidation, however, has continued due to weak milk prices.  We believe that the impact of overall cattle herd liquidation will be smaller fed-cattle supplies extending into at least calendar year 2011.  A tightened supply is expected to provide underlying support to cattle and beef prices, but any sustained strength in these prices is expected to hinge on demand improvement.  The export markets have found support from a weak U.S. dollar and inventory rationalization.  Global export demand is expected to continue to experience modest growth over the coming year led by foreign economic conditions improving at a slightly faster pace than in the U.S.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   In April 2008, NBP’s Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  NBP’s Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  NBP’s Dodge City facility was removed for two days from the eligible supplier list to Mexico beginning on December 23, 2008 for an alleged issue that arose in September of 2008 on a basis which NBP believes to be untrue and unfounded.  These constraints and uncertainties have historically had a negative impact on beef margins during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may continue to have a material adverse effect on the Company’s revenues and net income.

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

Allowance for Returns and Doubtful Accounts.    The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectability. While management believes these processes effectively address its exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts.  Management uses significant judgment in estimating amounts expected to be returned.  Management considers factors such as historical performance and customer conditions in estimating return amounts.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 29, 2009, management determined there was no impairment.

Workers’ Compensation Accrual.  NBP incurs certain expenses associated with workers’ compensation. In order to measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported. The estimates used by management are based on NBP’s historical experience as well as current facts and circumstances.

Automobile Liability Accrual.  NBP incurs certain expenses associated with automobile liability.  In order to measure the expense associated with these costs, management must make a variety of estimates to determine the ultimate cost to NBP related to incurred accidents.  The estimates used by management are based on NBP’s historical experience as well as current facts and circumstances.

Valuation of Minority Owners’ Interest.  Historically, certain of NBP’s members have had the right to require that NBP repurchase their interests.  The fair market value of those interests is classified as minority owners’ interest.  At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of NBP’s President and Chief Executive Officer, Timothy M. Klein, and/or NBPCo Holdings, Inc. have the right to require that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, NBP entered into two Unit Redemption Agreements (the Unit Redemption Agreements) pursuant to Section 12.5 of NBP’s limited liability company agreement to redeem at agreed upon redemption prices all of the membership interests in NBP that were owned or controlled by NBP’s former Chief Executive Officer, John R. Miller, and an affiliate of NBP’s former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of Mr. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.

USPB accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 29, 2009, the value of the minority owners’ interest was determined to be $240.6 million, which was in excess of its carrying value.  After giving effect to the redemption of interests in April 2009 and the accretion of value, the carrying value of minority owners’ interest at August 29, 2009 was $183.4 million.  Offsetting the change in the value of the minority owners’ interest is a corresponding change in the members’ capital.

Generally accepted accounting principles require USPB to determine the fair value of the minority owners’ interest at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  At February 28, 2009, May 30, 2009 and August 29, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the minority owners’ interest.  The Unit Redemption Agreement between NBP and Timothy Klein and affiliates provides for a formula-based method of calculating their interest once an appraisal election has been given. This formula‑based method was used in valuing the interest of Timothy Klein and affiliates at August 29, 2009.

The total value of the minority owners’ interest at August 29, 2009, increased by approximately $20.3 million compared to the value at August 30, 2008.  The increase in the value of the minority owners’ interest recorded on the balance sheet reflects the increase in the unit value represented by the Redemption Agreements, offset by the purchase of certain interests in fiscal year 2009.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

	52 weeks	53 weeks	52 weeks
	ended	ended	ended
	August 29,	August 30,	August 25,
	2009	2008	2007
		(in millions)
Net sales	$5,449.3	$5,847.3	$5,578.5

Costs and expenses:
Cost of sales	5,187.1	5,612.4	5,444.0
Selling, general, and administrative	49.1	51.7	46.1
Depreciation and amortization	45.7	36.4	32.4
Operating income	167.4	146.8	56.0

Other income (expense):
Minority owners' interest in net income of
National Beef Packing Co.	(50.0)	(55.1)	(7.8)
Interest income	0.3	1.4	2.1
Interest expense	(23.6)	(34.2)	(39.8)
Termination Fee	14.6	-	-
Other, net	(7.7)	5.1	1.0
Total other expense, net	(66.4)	(82.8)	(44.5)
Income tax expense	(1.0)	(1.8)	(1.9)
Net income	$100.0	$62.2	$9.6

The results of operations of NBP for the fiscal years ending August 29, 2009, August 30, 2008, and August 25, 2007 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

Fiscal Year Ending August 29, 2009 compared to August 30, 2008

Net Sales.  Sales were $5,449.3 million in fiscal year 2009, a decrease of $398.0 million, or 6.8%, from $5,847.3 million in fiscal year 2008.  The decrease was due in part to an approximate 2.5% decrease in the average volume of cattle processed per week and in part to the extra week in fiscal year 2008 as compared to fiscal year 2009.  The average beef sales prices per head decreased approximately 2.3% during this reporting period as the demand for beef products during fiscal year 2009 was not as strong compared to fiscal year 2008.

Cost of Sales.   Cost of sales was $5,187.1 million for fiscal year 2009, a decrease of $425.3 million, or 7.6%, from $5,612.4 million for fiscal year 2008.  The decrease resulted partially from a decrease of approximately 2.5% in the number of live cattle purchased on a per week basis in addition to the additional week in fiscal year 2008.  Also contributing to this decrease was a decrease in live cattle prices of approximately 7.4%.  Partially offsetting these decreases was an increase in the average cattle weights by approximately 0.8% during fiscal year 2009 as compared to fiscal year 2008.  Cost of sales, as a percentage of net sales, was 95.2% and 96.0% for fiscal years 2009 and 2008, respectively.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $49.1 million for fiscal year 2009, a decrease of $2.6 million, or 5.0%, from $51.7 million for fiscal year 2008.  The decrease for this period is primarily due to a decrease in legal fees of approximately $4.2 million, a decrease in travel and related expenses of approximately $0.9 million and a decrease in marketing expense of approximately $0.7 million.  Fiscal year 2008 reflects an extra week of expense as compared to the same period of fiscal year 2009 which contributed to the decreases in the marketing expenses discussed above as well as the selling, general and administrative expenses in general.  Partially offsetting these decreases was an increase in payroll and benefits of approximately $2.2 million and an increase in the provision for bad debts of approximately $0.4 million.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.9% and 0.9% for the fiscal years 2009 and 2008, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $45.7 million for fiscal year 2009 compared to $36.4 million for fiscal year 2008, an increase of $9.3 million, or 25.5%. Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during fiscal year 2009 and to assets being placed into service at NBP’s three beef plants and two case ready plants during fiscal year 2008.  Partially offsetting these increases, fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2009.

Operating Income.  Operating income was $167.4 million for fiscal year 2009, an increase of $20.6 million, or 14.0%, from $146.8 million for fiscal year 2008.  Operating income, as a percentage of net sales, was 3.1% and 2.5% for fiscal years 2009 and 2008, respectively.  The improvement in operating income during fiscal year 2009 resulted primarily from increased profitability from sales of our commodity beef products, exports and our value-added product offerings during fiscal year 2009.   The improvement in profitability from sales of our commodity beef products was primarily attributable to the improvement in demand relative to the price of cattle..

Minority Owners’ Interest in NBP. Minority interest in NBP in fiscal year 2009 was $50.0 million compared to $55.1 million in fiscal year 2008, a decrease of $5.1 million. The decrease is due to the acquisition of some of the minority interest in NBP in fiscal year 2009, which was partially offset by higher net income in the current period.  The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was $23.6 million for fiscal year 2009 compared to $34.2 million for fiscal year 2008, a decrease of $10.6 million, or 31.0%.  The decrease in interest expense during the 52 week period of fiscal year 2009 as compared to the 53 week period of fiscal year 2008 was due primarily to the purchase and cancellation of an aggregate principal amount of NBP’s senior notes of approximately $62.5 million and $30.6 million during fiscal years 2009 and 2008, respectively.  The repayment of approximately $25.7 million of NBP’s term note in December 2008 also contributed to the decline in interest expense for fiscal year 2009.  Also contributing to the decrease in interest expense was lower interest rates on variable rate debt, a decrease of approximately 189 basis points, during the comparable periods and an approximate $11.3 million decrease in the weighted average principal amount of our variable rate debt for fiscal year 2009 as compared to fiscal year 2008.  Also contributing to these decreases was an extra week of interest expense in fiscal year 2008 as compared to fiscal year 2009.

Termination Fee.  A termination fee in the amount of $14.6 million was received in the thirty-nine week period ending May 30, 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A. (JBS), and the other holders of membership interests in NBP (MIPA).

Other, net.  Other non-operating expense, net was $7.7 million in fiscal year 2009 compared to other non-operating income, net of $5.1 million in fiscal year 2008, a decrease of $12.8 million.  The decrease in other, net was primarily related to the write-off of approximately $5.6 million of legal fees related to the termination of the MIPA in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at NBP’s case ready facilities during the second quarter of fiscal year 2009.  Fiscal year 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero, both of which did not recur during the comparable period of this year.  Fiscal years 2009 and 2008 also included $1.4 million and $0.4 million, respectively, in expense for the write-off of unamortized loan costs associated with the repurchase and cancellation of NBP’s senior notes during fiscal years 2008 and 2009 and amending and restating the credit facility during fiscal year 2009.

Income Tax Expense.  Income tax expense was $1.0 million for fiscal year 2009 as compared to $1.8 million for fiscal year 2008, a decrease of $0.8 million, or 44.4%, primarily related to NBP’s subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for fiscal years 2009 and 2008.

Net Income.  As a result of the factors described above, net income for fiscal year 2009 was approximately $100.0 million compared to net income of approximately $62.2 million for fiscal year 2008, an increase of approximately $37.8 million.

Fiscal Year Ending August 30, 2008 compared to August 25, 2007

Net Sales.  Net sales were $5,847.3 million for fiscal year 2008, an increase of $268.8 million, or 4.8%, compared to $5,578.5 million for fiscal year 2007.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 8.5% in the 53 week period ended August 30, 2008 as compared to the 52 week period in the prior year.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  Export sales in fiscal year 2008 were aided by improved conditions in the Asian markets.  In addition, fiscal year 2008 reflects an extra week of sales activity as compared to the same period of the prior year.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal year 2008 as compared to fiscal year 2007.

Cost of Sales.  Cost of sales was $5,612.4 million for fiscal year 2008, an increase of $168.4 million, or 3.1%, from $5,444.0 million for fiscal year 2007. The increase was primarily a result of an extra week of costs in fiscal year 2008 as compared to the same period of the prior year.  Also contributing to the increase in cost of sales was increased live cattle prices that were approximately 2.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 1.2% more, during the 53 week period of fiscal year 2008 than the 52 week period of fiscal year 2007.  Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 2.6% during fiscal year 2008 as compared to fiscal year 2007.  Cost of sales, as a percentage of net sales, was 96.0% and 97.6% for fiscal years 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $51.7 million for fiscal year 2008 compared to $46.1 million for fiscal year 2007, an increase of $5.6 million or 12.1%.  The increase for this period is primarily due to an increase in payroll, bonus, and benefit expenses of approximately $3.5 million, an increase in legal expenses $1.5 million, and an increase in marketing expense of approximately $0.8 million.  Fiscal year 2008 reflects an extra week of expense as compared to the same period of the prior year, which contributed to the increase in the expenses discussed above as well as the selling, general and administrative expenses in general.  Offsetting the increases in selling, general and administrative expenses were decreases of approximately $0.8 million in the provision for bad debts and approximately $0.4 million in repairs and maintenance costs during fiscal year 2008 as compared to fiscal year 2007.  Selling, general and administrative expenses, as a percentage of net sales, were 0.9% and 0.8% for fiscal years 2008 and 2007, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $36.4 million for fiscal year 2008 compared to $32.4 million for fiscal year 2007, an increase of $4.0 million, or 12.3%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at NBP’s three beef plants and at the two Case Ready plants during fiscal year 2008.  In addition, fiscal year 2008 reflects an extra week of expense as compared to the same period of the prior year.

Operating Income.  Operating income was $146.8 million for fiscal year 2008, a significant increase of $90.8 million, or 162.1%, from $56.0 million for fiscal year 2007.  Operating income, as a percentage of net sales, was 2.5% and 1.0% for fiscal years 2008 and 2007, respectively.  The significant improvement in operating income during fiscal year 2008 was related primarily to a more favorable market environment for our commodity beef products in 2008 as compared to 2007 and, to a lesser degree, increased profitability from our value-added product offerings and increased export sales.

Minority Owners’ Interest in NBP.  Minority interest in NBP in fiscal year 2008 was $55.1 million compared to $7.8 million in fiscal year 2007, an increase of $47.3 million. The increase is due to higher net income earned by NBP. The minority interest in NBP represents the minority owners’ equity in NBP’s earnings.

Interest Expense.  Interest expense was $34.2 million for fiscal year 2008 compared to $39.8 million for fiscal year 2007, a decrease of $5.6 million, or 14.1%.  The decrease in interest expense during fiscal year 2008 as compared to fiscal year 2007 was due primarily to lower interest rates on NBP’s variable rate debt, a decrease of approximately 242 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $8.2 million at August 30, 2008 as compared to August 25, 2007.  Also contributing to the offset, was an extra week of interest expense in fiscal year 2008 as compared to the same period of fiscal year 2007.

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

 Income Tax Expense.  Income tax expense was $1.8 million for fiscal year 2008 as compared to $1.9 million for fiscal year 2007, a decrease of $0.1 million, or 5.3%.  Beginning in calendar year 2008, some states in which we conduct business modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.6 million of these business taxes in income tax expense during fiscal year 2008 as compared to fiscal year 2007.  The decrease in income taxes for the period of approximately $0.7 million is related to NBP’s subsidiary, National Carriers, Inc. (NCI).  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for fiscal years 2008 and 2007.

Net Income.  As a result of the factors described above, net income for fiscal year 2008 was approximately $62.2 million compared to net income of approximately $9.6 million for fiscal year 2007, an increase of approximately $52.6 million.

Liquidity and Capital Resources

As of August 29, 2009, we had net working capital of approximately $163.3 million, which included $10.9 million in distributions payable, and cash and cash equivalents of $18.9 million.  As of August 30, 2008, we had net working capital of approximately $277.9 million, which included $19.2 million in distributions payable, and cash and cash equivalents of $77.4 million.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility (Credit Facility).

As of August 29, 2009, we had $305.9 million of long-term debt, of which $12.5 million was classified as a current liability.  As of August 29, 2009, NBP’s Credit Facility consisted of an outstanding $176.9 million term loan (which is expected to be increased by $75.0 million in November 2009),  a $225.0 million revolving line of credit loan, which had outstanding borrowings of $29.2 million (which are expected to be substantially or fully paid down with a portion of the proceeds of the expected increase in the term loan), outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.  We also had a term loan with CoBank of which $2.1 million was outstanding and a $13.0 million revolving line of credit with CoBank which had outstanding borrowings of $5.0 million.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its Credit Facility as of August 29, 2009.  USPB was in compliance with all of the financial covenants under its Amended and Restated Credit Agreement as of August 29, 2009.

Effective April 13, 2009, NBP amended the Credit Facility to increase the available borrowings under the facility by increasing the revolving line of credit by $25.0 million and the term loan by up to $75.0 million. NBP used $50.0 million from the revolver and $75.5 million from the issuance of Class A1 units to finance the redemption of the membership interests from certain members of management and their affiliates pursuant to their rights under the NBP’s limited liability company agreement.

In addition to outstanding borrowings under its Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $16.3 million, senior notes of $66.9 million and capital lease and other obligations of $9.5 million as of August 29, 2009.

Capital spending through the end of fiscal year 2010 is expected to approximate $60.0 million. These expenditures are planned primarily for plant expansion, equipment renewals and improvements including $3.2 million for environmental and air pollution control.

NBP believes that available borrowings under the Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. Under the April 13, 2009 amendment to the Credit Facility, NBP is required to purchase or redeem $100.0 million aggregate principal amount of its outstanding senior notes on or before December 31, 2009. NBP intends to finance this required purchase with the increased available line of credit of $25.0 million and increased available term borrowings of up to $75.0 million.  As of August 29, 2009, NBP had purchased approximately $60.2 million of the $100.0 million aggregate principal amount of its senior notes required to be purchased.  NBP plans to redeem an additional approximately $37.9 million of the senior notes on November 25, 2009.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of the obligations that affect liquidity, please see the “Cash Payment Obligations” table below.

Operating Activities

Net cash provided by operating activities was $258.9 million in fiscal year 2009 compared to net cash provided by operating activities of $155.1 million in fiscal year 2008. The $103.8 million increase was due partially to a significant increase in net income of approximately $37.8 million.  Also contributing to the improvement was net cash being provided through inventory and accounts receivable reductions during fiscal year 2009.

Net cash provided by operating activities was $155.1 million in fiscal year 2008 compared to net cash used in operating activities of $8.0 million in fiscal year 2007. The $163.1 million increase was due primarily to a significant increase of approximately $52.6 million in net income and a $47.6 million increase in minority interest in fiscal year 2008 as compared to fiscal year 2007.  Also contributing to the improvement was net cash being provided primarily in operating activities through inventory, accounts payable and accrued compensation and benefits during the 53 week period of fiscal year 2008 while net cash was used primarily in operating activities through accounts receivable during the 52 week period of the prior year.

Investing Activities

Net cash used in investing activities was $35.8 million in fiscal year 2009 as compared to $58.9 million in fiscal year 2008, a decrease of $23.1 million.  The decrease in cash used was primarily attributable to the receipt of the $14.6 million termination fee received by the Company related to the termination of the MIPA.

Net cash used in investing activities was $58.9 million in fiscal year 2008 as compared to $41.5 million in fiscal year 2007, an increase of $17.4 million. The increase was primarily attributable to more capital spending during fiscal year 2008 and included the purchase of approximately $10.0 million of equipment that we had initially planned to lease.

Financing Activities

Net cash used in financing activities was $281.6 million in fiscal year 2009 compared to net cash used in financing activities of $81.7 million in fiscal year 2008.  The change was primarily attributed to an approximate $125.5 million redemption of member capital, an approximate $52.9 million increase in member distributions, the purchase and cancellation of an additional $31.9 million of NBP’s senior notes, approximately $25.7 million in repayments on NBP’s term note, and $11.7 million change in overdraft balances at August 29, 2009 as compared to August 30, 2008.  These changes were partially offset by an approximate $49.8 million increase in net revolver credit borrowings and by an approximate $19.6 million member capital contribution during fiscal year 2009.

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

CoBank Debt

On June 22, 2009, the Company entered into an Amended and Restated Credit Agreement and Security Agreement (CoBank Agreement).  The Agreement updates the Company’s Credit Agreement entered into on November 25, 1997, with the First through Ninth amendments, which occurred from time to time.  In connection with the CoBank Agreement, the Company also entered into a Pledge Agreement.  Under the Pledge Agreement, the Company grants a continuing security interest in its ownership interests in NBP to CoBank, ACB.  The security interest is provided by the Company to secure its obligations to CoBank.

USPB’s revolving line of credit had outstanding borrowings of $5.0 million at August 29, 2009.  Borrowings under the facility will bear interest at LIBOR or the Base Rate, plus the applicable margin for revolving line of credit loans.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans.

USPB’s CoBank term debt of approximately $2.1 million is payable in quarterly installments with final payment due in July 1, 2011, bearing interest at the 90 day LIBOR index plus applicable margin (3.10% at August 29, 2009, 5.29% at August 30, 2008, and 7.86% at August 25, 2007).  The applicable margin is adjusted annually and is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at fiscal years ending August 29, 2009, August 30, 2008, and August 25, 2007.

The debt agreement with CoBank contains certain covenants which require, among other things:

  reporting requirements;

  a minimum consolidated working capital reserve;

  a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4 million).

  a minimum consolidated net worth of $70.0 million

  restrictions on transactions with related parties; and,

  restrictions on dividend payments;

The Company was in compliance with all CoBank debt covenants as of August 29, 2009. The debt is secured by USPB’s interest in NBP.

 Credit Facility

Effective April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of its membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 units to help fund the redemption.  In addition, the terms of its Credit Facility were amended to:  (1) increase the borrowings under the Credit Facility by up to $100.0 million, of which up to $75.0 million is under the term loan and $25.0 million is under the revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing NBP’s senior notes and require the repurchase or redemption of $100 million aggregate principal amount of NBP’s senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a specified Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, are being amortized over the life of the loan.

As of August 29, 2009, the Credit Facility consisted of an outstanding $176.9 million term loan (which is expected to be increased by $75.0 million in November 2009),  a $225.0 million revolving line of credit loan, which had outstanding borrowings of $29.2 million (which are expected to be substantially or fully paid down with a portion of the proceeds of the expected increase in the term loan), outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids for amounts greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of August 29, 2009, the interest rates for the revolving loan and the term loan were approximately 3.88% and 3.51%, respectively.

NBP’s funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   As of August 29, 2009, NBP had met the borrowing base requirement under its Credit Facility. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes, including the required purchase of $100.0 million aggregate principal amount of its senior notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010, after which required installment payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment of the term loan is allowed at any time.

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

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of NBP’s Credit Facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City issued $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility (the facility) and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction of improvements at NBP’s facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these bonds have been presented as non-current obligations until twelve months prior to their maturity.  Included in current portion of long-term debt at August 29, 2009 was approximately $4.0 million of the bonds due October 1, 2009.  As of August 29, 2009, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the amount outstanding on the $5.9 million series of bonds had been reduced to $4.0 million.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 1.5% in fiscal year 2009. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2009 was 1.6%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million was paid in each of the fiscal years 2009, 2008 and 2007, respectively.  Payments under the commitment will be $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011, 2012, 2013, and 2014, with the remaining balance of $8.1 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% senior notes will mature on August 1, 2011.  Interest on the senior notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The senior notes are senior unsecured obligations, ranking equal in right of payment with all of NBP’s other senior unsecured obligations.  During the 12 month period commencing August 1, 2008, the senior notes were redeemable at 102.625% of their principal amount.  The senior notes are now redeemable at 100% of their principal amount.  NBP has notified the holders of the senior notes that it plans to redeem approximately $37.9 million in aggregate principal amount of the senior notes on November 25, 2009 at their principal amount plus accrued interest to the date of such redemption.  The Indenture governing the senior notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP’s restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

During fiscal years 2009 and 2008, NBP purchased and cancelled approximately $62.5 million and $30.6 million of its senior notes, respectively.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 29, 2009 (in thousands):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2010 (Year 1)	2011 (Year 2)	2012 (Year 3)	2013 (Year 4)	2014 (Year 5)	After Year 5
Term loan facility	$178,962	$6,030	$8,325	$164,607	$-	$-	$-
Interest on long-term debt(1)	39,205	15,770	15,061	7,887	90	90	307
Revolving credit facility	34,168	-	5,000	29,168	-	-	-
Senior Notes	66,855	-	66,855	-	-	-	-
Industrial Revenue Bonds	16,320	4,075	-	-	-	-	12,245
Capital Leases (including interest)	10,902	2,804	1,697	1,667	1,659	3,075	-
City of Brawley loan	200	-	80	40	40	40	-
Operating leases	29,645	13,047	8,033	5,727	1,727	1,000	111
Purchase commitments	8,365	8,365	-	-	-	-	-
Cattle commitments(2)	82,129	82,129	-	-	-	-	-
Utilities commitment	13,125	1,734	818	820	818	816	8,119
Total	$479,876	$133,954	$105,869	$209,916	$4,334	$5,021	$20,782

(1) Computed based on scheduled maturities and current effective interest rates.

(2)  NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at its facilities.  This amount approximates  its outstanding cattle commitments at August 29, 2009.

Off-Balance Sheet Arrangements

As of August 29, 2009, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2009, 2008, and 2007.  Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

The Company’s operating results are influenced by seasonal factors in the beef industry. These factors affect the price that NBP pays for livestock as well as the ultimate price at which NBP sells its products. The seasonal demand for beef products is highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

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

Commodities.  NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes that it can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. From time to time, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.  To the extent the contracts are not designated as normal purchases, NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

NBP purchases cattle for use in its processing businesses. From time to time, NBP enters into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument NBP uses depends on a number of factors, including availability of appropriate derivative instruments.

NBP sell commodity beef products in its business. Commodity beef products are subject to price fluctuations that may create price risk. From time to time, NBP enters into forward sales contracts at prices determined prior to shipment. NBP may hedge the commodity price risk associated with these activities in order to mitigate this price risk.  While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices.  To the extent the contracts are not designated as normal sales, NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

From time to time, NBP purchases cattle futures and options contracts.  NBP’s primary use of these contracts is to partially determine its future input costs when NBP has committed forward sales purchase orders from customers at a specified fixed price.  On August 29, 2009, NBP held futures contracts covering approximately 168 million pounds of cattle.  The longest duration futures contract owned is ten months.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While NBP’s management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 29, 2009 and August 30, 2008, the potential change in the fair value of the derivatives instruments NBP holds that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $16.4 million and $1.2 million, respectively.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

Interest Rates.    As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates.  Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of August 29, 2009, the weighted average interest rate on our $229.5 million of variable interest debt was approximately 3.36%.  As of August 28, 2008, the weighted average interest rate on our $239.6 million of variable rate debt was approximately 4.0%.

We had total interest expense of approximately $23.6 million, $34.2 million and 39.8 million in fiscal years 2009, 2008, and 2007, respectively. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $4.8 million, $5.2 million, and $5.0 million in fiscal years 2009, 2008, and 2007, respectively.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Reporting and Compliance Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2009.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

            Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 29, 2009, the Company’s internal control over financial reporting was operating effectively.

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

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

U.S. Premium Beef’s business and affairs are governed by its board of directors. The board of directors currently consists of seven directors. The board of directors has full authority to act on behalf of USPB. The board of directors’ act collectively through meetings, committees and executive officers it appoints. In addition, USPB employs a staff of professionals to manage the day-to-day business of USPB. The members of the board of directors, nominees to the board of directors and the executive officers are identified below.   There are no arrangements or understandings pursuant to which any director, nominee to become a director or executive officer was elected or appointed.

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	48	Chairman of the Board	2010
John D. Fairleigh	44	Vice Chairman of the Board	2009
Duane K. Ramsey	72	Secretary	2009
Douglas A. Laue	58	Director	2010
Rex W. McCloy	54	Director	2011
Joe M. Morgan	57	Director	2010
Jeff H. Sternberger	49	Director	2011
Jerry L. Bohn	59	Nominated to Board of Directors	—
Greg A. Glunz	48	Nominated to Board of Directors	—
Steven D. Hunt	50	Chief Executive Officer	—
Scott J. Miller	45	Chief Reporting and Compliance Officer	—
Stanley D. Linville	50	Chief Operating Officer	—
Danielle D. Imel	34	Treasurer	—

Mark R. Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation headquartered at Ashland, Kansas, with 10 seedstock satellite cowherds across the United States and Australia. Gardiner Angus Ranch markets over 2,000 bulls and 700 females per year to both commercial and seedstock beef producers throughout the United States. Gardiner Angus Ranch also runs an embryo transfer program that makes more than 2,500 transfers per year, including more than 60% of GAR’s 1,500-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, Gardiner Angus Ranch operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen’s Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. He also serves on the Board of Irsik & Doll Company, a privately held company primarily involved in cattle feeding, grain and feed merchandising. Mr. Gardiner has served as a member of the Company’s Board of Directors since 1996. He was elected Secretary/Treasurer of the Company’s Board in 2003, Vice Chairman of the Board in 2004 and Chairman of the Board in 2006. Mr. Gardiner holds a Bachelor’s degree from Kansas State University in Animal Sciences and Industry.

  John D. Fairleigh. Mr. Fairleigh is President and CEO of Fairleigh Companies, a family-owned business in Scott City, Kansas, consisting of a 44,000 head commercial feedyard, Fairleigh Ranch, a 10,000 acre backgrounding and grazing operation, Fairleigh Farms, and L&M Western Tire and Oil Company. He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association. Mr. Fairleigh has served as a member of the Company’s board since 1998 and was elected Secretary of the Board in 2004 and Vice Chairman in 2006. Mr. Fairleigh holds a Bachelor’s degree in Business from Kansas State University.

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 45 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  He holds a Bachelors degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO.  Mr. Ramsey has served as a member of the Company’s board since 2006.

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

Joe M. Morgan. Mr. Morgan has been managing commercial feedyards since 1981.  He has been Manager of Poky Feeders since 1985 and part owner since 1987.  He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association.  Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University.  Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007.

Jeff H. Sternberger.  Mr. Sternberger is the manager and part owner of Midwest Feeders, Inc.  He also owns and operates a farming and cattle operation in Oklahoma as well as a personal cattle feeding operation.  He serves as a director of Midwest Feeders, Inc., CRI Feeders of Guymon LLC, and Conestoga Energy Partners and its two ethanol plants, Bonanza Bio Energy and Arkalon Energy.  Mr. Sternberger holds a Bachelor of Science Degree in Agricultural Economics from Oklahoma State University.

 Jerry L. Bohn (Nominee to the Board).  Mr. Bohn has served as the General Manager of Pratt Feeders since 1982. Pratt Feeders has a one-time capacity of 115,000 head in four feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees.  Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing. Mr. Bohn previously served on USPB’s Board from 2004 through 2007. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Science from Kansas State University.

Greg A. Glunz (Nominee to the Board).  Mr. Glunz has more than 25 years of beef production experience including feedlot operations management, feed and cattle procurement, marketing, risk management and customer recruitment in the commercial cattle feeding industry. He is currently the Chief Financial Officer of Fairleigh Companies, a family-owned business in Scott City, Kansas, consisting of a 44,000 head commercial feedyard, Fairleigh Ranch, a 10,000 acre backgrounding and grazing operation, Fairleigh Farms, and L&M Western Tire and Oil Company. In this position, Mr. Glunz oversees accounting, finances, risk management, budgeting, cash flow projections and analyzing the financials of operations to identify areas of concern and opportunity. He has served as vice-chairman and chairman of the Kansas Livestock Association’s (KLA) Cattle Feeders Council. He is currently a member of KLA’s Board of Directors and Executive Committee in addition to serving on the Board of Directors of the National Cattlemen’s Beef Association. Mr. Glunz attended Fort Hays State University, Fort Scott Community College and Kansas State University with an emphasis in Animal Science.

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

Scott J. Miller. Mr. Miller is the Company’s Chief Reporting and Compliance Officer and joined the Company in 2005.  He oversees financial reporting and ensures compliance with internal policies and regulatory requirements.  Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries, Inc.  Mr. Miller earned a Bachelor’s degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City.  He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

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

  Odd Slot – Messrs. Morgan, McCloy, and Sternberger

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

Fiscal Year 2009 Executive Compensation Elements

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

The CEO’s base salary is paid in accordance with his employment agreement, which provided for the CEO to be paid an annual base salary of $700,000 for employment years ending August 31, 2007, August 31, 2008 and August 31, 2009.  A new employment contract, entered into on July 10, 2009 and effective September 1, 2009, provides for the CEO to be paid an annual base salary of $775,000 for fiscal years 2010, 2011 and 2012, and an annual base salary of $825,000 for fiscal years ending 2013, 2014 and 2015.  Salary surveys summarizing the compensation packages for positions of equivalent responsibility in related industries were used to establish the CEO’s base salary.

Annual Cash Incentive/Bonuses.  Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the employment agreement effective September 1, 2003 through August 31, 2009, if the CEO is employed on the last day of each fiscal year during the term of that employment agreement, he is to be paid a bonus equal to two percent of the sum of the USPB Total Benefits that exceed $18,000,000. Under the terms of the employment agreement effective September 1, 2009 through August 29, 2015, if CEO is employed by USPB on the last day of any fiscal year (except as otherwise provided in the agreement) during the term of that employment agreement, CEO shall be paid an annual incentive compensation, equal to two percent (2.0%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000.  USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) two times the fiscal year USPB grid premiums which is the net sum of all USPB member grid premiums and discounts calculated through all USPB grids.

If the other named executive officers and the professional staff are employed on the last day of the fiscal year, he or she is to be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited fiscal year-end USPB earnings before tax plus current fiscal year USPB grid premiums, less (2) prior year book equity threshold, multiplied by (3) management bonus factor, multiplied by (4) the equity multiplier, which is the current fiscal year weighted average transfer price divided by the prior fiscal year weighted average transfer price.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.  The maximum Management Bonus Pool for a given fiscal year is equal to the sum of the qualifying participants’ base annual salaries in effect at the end of such fiscal year.

  Long-term Cash Bonuses.  As a part of the CEO’s employment agreement, the CEO was given the opportunity to earn a long-term cash bonus.  Since the CEO was employed on the last day of fiscal year 2009, he is eligible to be paid a long-term cash bonus.  Payment under such plan was dependent upon USPB Total Benefits, for fiscal years 2007 through 2009, exceeding certain benchmarks.  Mr. Hunt will receive one and one-quarter percent (1.25%) of the long-term benefits that are greater than $54 million and less than $84 million, and seventy-five one hundredths of a percent (0.75%) of the long-term benefits that are greater than $84 million.

Under the employment agreement effective September 1, 2009 through August 29, 2015, if the CEO is employed by USPB through the end of fiscal year 2012, he is to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which USPB’s Total Benefits from fiscal years 2010, 2011 and 2012, exceed $100,000,000 but are equal to or less than $130,000,000; plus seventy-five one hundredths of a percent (0.75%) of the amount by which USPB’s Total Benefits from fiscal years 2010, 2011 and 2012 exceed $130,000,000.  If CEO is employed by USPB as of the end of fiscal year 2015, he is to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which USPB’s Total Benefits from fiscal years 2013, 2014 and 2015, exceed $100,000,000 but are equal to or less than $130,000,000; plus seventy-five one hundredths of a percent (0.75%) of the amount by which USPB’s Total Benefits from fiscal years 2013, 2014, and 2015 exceed $130,000,000.

Full Term Cash Bonus.  As a part of the CEO’s employment agreement, the CEO was given the opportunity to earn a full term cash bonus.  Since the CEO was employed through August 31, 2009, a $700,000 full-term cash bonus was earned. Under the employment agreement effective September 1, 2009 through August 29, 2015, the CEO shall be paid full-term incentive compensation in the amount of $775,000 if CEO is employed through the end of fiscal year 2012, and $825,000 if CEO is employed through the end of fiscal year 2015.

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

Under the CEO employment agreement effective September 1, 2003 through August 31, 2009, the compensation from base salary, annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the employment agreement not to exceed $2 million per year averaged over the term (as provided in the agreement).  Under the CEO employment agreement effective September 1, 2009 through August 29, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per year averaged over the term (as provided in the agreement).

Equity Compensation

The Board implemented a phantom stock option plan for the CEO when USPB was formed in 1997 to provide the CEO the incentive to create and grow share price in the new business venture.  The Board established 20,000 phantom shares, representing 2.7% of the total shares outstanding, and a strike price of $55 per share, the initial offering price for USPB.  In fiscal year 2004, when USPB converted to a limited liability company, the 20,000 phantom shares converted to 20,000 Class A units, with an exercise price of $55 per unit, and 20,000 phantom Class B Units, with an exercise price of $0 per unit.  The options vested over a 4 year period and are now fully vested.  In fiscal year 2009, the CEO exercised the 20,000 phantom Class B units.

USPB has not implemented additional stock ownership or option plans since formation.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

USPB entered into an employment agreement with its CEO, effective September 1, 2003 through August 31, 2009, that provided for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The employment agreement also provided for post termination compensation.  If Mr. Hunt terminated the agreement for any or no reason, USPB need only pay salary earned to the date of the termination. If USPB terminated the agreement for any reason other than cause, or if Mr. Hunt terminated the agreement for good reason, Mr. Hunt was entitled to salary and benefits through fiscal year 2009; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2009; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through fiscal year 2009; and the payment on or before October 2, 2009 of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through fiscal year 2009. The compensation provided to Mr. Hunt in the form of salary, annual cash bonus, long-term cash bonus and full-term cash bonus was subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $2 million per year averaged over the term.  The employment agreement contained provisions that require the agreement to be renegotiated in the event certain circumstances occurred.

USPB has entered into a new employment agreement, effective September 1, 2009 through August 29, 2015, with its CEO that provides for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The employment agreement also provides for post termination compensation.  If Mr. Hunt terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2015; payment of certain fringe benefits through fiscal year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2015; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through fiscal year 2015; the payment of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through fiscal year 2015; and the payment of the noncompetition compensation.

The compensation provided to Mr. Hunt in the form of annual cash bonus, long-term cash bonus and full-term cash bonus shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $2 million per year averaged over the term.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers, other than the CEO, to own USPB’s Class A and Class B units.  The CEO owns 20,000 Class A phantom unit options as discussed above.

Compensation Committee Report

            The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management.  Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                                                                                Compensation Committee

                                                                                                Mark Gardiner – Chairman

                                                                                                John Fairleigh

                                                                                                Duane Ramsey

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.  Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive
					Plan		All Other
	Fiscal				Compen-		Compen-
Name and Principal Position	Year	Salary ($)	Bonus ($)		sation ($)		sation ($)		Total ($)
Steven D. Hunt	2009	710,810	-		1,792,741	(7)	11,389	(3)	2,514,940
Chief Executive Officer	2008	725,614	-		2,517,995	(6)	11,116	(3)	3,254,725
	2007	695,486	550,000	(1)	550,206	(2)	10,725	(3)	1,806,417

Scott J. Miller	2009	111,635	-		111,500	(5)			223,135
Chief Reporting and Compliance	2008	109,805	20,354	(4)	107,000	(5)	-		237,159
Officer	2007	104,173	5,000	(4)	-		-		109,173

Stanley D. Linville	2009	116,713	-		116,500	(5)	-		233,213
Chief Operating Officer	2008	114,989	21,333	(4)	112,000	(5)	-		248,322
	2007	107,059	5,000	(4)	-		-		112,059

Danielle D. Imel	2009	106,858	-		108,000	(5)	-		214,858
Treasurer	2008	104,948	19,767	(4)	104,000	(5)	-		228,715
	2007	99,820	5,000	(4)	-		-		104,820

(1) This full-term cash bonus was earned pursuant to the terms of Mr. Hunt's employment agreement dated September 1, 2004.

(2) This annual cash bonus was earned pursuant to the terms of Mr. Hunt's employment agreement dated September 1, 2004.  No amount is included for the long-term cash bonus plan as the fiscal year 2007 inputs did not exceed the minimum threshold.

(3) Amount for Mr. Hunt includes Company match under our 401(k) plan and the cost of excess life insurance, $9,583 and $1,826, respectively, in fiscal year 2009, $9,290 and $1,826, respectively, in fiscal year 2008, and $8,899 and $1,826 in fiscal year 2007, respectively.  None of the perquisites and other benefits paid to Mr. Miller, Mr. Linville or Ms. Imel exceeded $10,000.

(4) This amount represents a discretionary bonus earned by the named executive officer.

(5) This amount represents the executive's proportionate share of the Management Bonus Pool.  One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

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

(7)  This amount includes the annual cash bonus of $2,550,929 and amounts earned during fiscal year 2009 pursuant to the long-term cash bonus plan of $1,091,597 and is reduced by amounts in excess of the maximum allowable compensation per the CEO employment agreement of $1,849,785. The amount to be paid to Mr. Hunt under the annual cash bonus and long-term cash bonus plans is $2,640,433.

Grants of Plan-Based Awards in Fiscal Year 2009

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2009.  Amounts actually earned pursuant to these plan-based awards will be reflected in the Summary Compensation Table in subsequent years.

		Estimated Future Payouts under Non-Equity Incentive
		Plan Awards
Name and Principal Position	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Steven D. Hunt	7/10/2009	-	(2)	-	(2)	10,400,000	(1)
Chief Executive Officer

Scott J. Miller	8/29/2009	-		111,500	(3)	111,500	(4)
Chief Reporting and Compliance Officer

Stanley D. Linville	8/29/2009	-		116,500	(3)	116,500	(4)
Chief Operating Officer

Danielle D. Imel	8/29/2009	-		108,000	(3)	108,000	(4)
Treasurer

(1)  USPB has entered into a employment agreement, effective September 1, 2009 through August 29, 2015, with its CEO that provides for non-equity incentive plan awards of annual cash bonuses and  long-term cash bonuses.  The compensation provided to Mr. Hunt in the form of annual cash bonus, long-term cash bonus and full-term cash bonus (which is not classified as a plan based award) shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $2 million per year averaged over the term.  The maximum compensation has been reduced by the total non-plan based award compensation that could be paid under the employment agreement of $1.6 million.

(2)  Threshold and target compensation under these incentive plan awards are not determinable and actual compensation will be based on company earnings, cattle deliveries and grid premiums over the term of the contract.

(3) We are using a representative amount based on the previous fiscal year's performance because a target amount is not determinable based on the terms of the management annual cash bonus plan.

(4) We are using a representative amount based on the calendar annual base salary in effect at the end of the previous year's management annual cash bonus plan year. The actual maximum for this management annual cash bonus plan year will be the annual base salary in effect at the end of such plan year.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

Performance Based Annual Cash Bonuses

Our executive officers earn bonus awards made pursuant to various annual cash bonus plans.  The awards utilize formulas set by the Compensation Committee.  The bonuses earned pursuant to the plans appear in the Non-Equity Incentive Plan Compensation in the Summary Compensation Table.  Annual incentive bonuses awarded to executives, excluding Mr. Hunt, also appear in the Grants of Plan Based Awards table. The CEO employment agreement, effective September 1, 2009 through August 29, 2015, is included in the Grants of Plan Based Awards table as the plan was awarded to him in fiscal year 2009.  The formulas used to calculate the annual performance-based bonus awards to the Named Executive Officers were as follows:

Name	Bonus Formula
Steven D. Hunt	For fiscal year 2009: 2% of the sum of USPB Total Benefits that exceed $18 million. USPB Total Benefits are audited fiscal year end USPB earnings before tax plus two times the fiscal year USPB grid premiums, as defined in the CEO
Employment Agreement effective September 1, 2003 through August 31, 2009.
For fiscal year 2010: 2% of the sum of USPB Total Benefits that exceed $25 million. USPB Total Benefits are audited fiscal year end USPB earnings before tax plus two times the fiscal year USPB grid premiums, as defined in the CEO
Employment Agreement effective September 1, 2009 through August 29, 2015.

Scott J. Miller,	For fiscal years 2009 and 2010: The executive's proportionate share of the
Stanley D. Linville,	Management Bonus Pool, which is (1) audited fiscal year USPB earnings before
Danielle D. Imel	tax plus the fiscal year USPB grid premiums less (2) a set percentage of the prior year's book equity multiplied by (3) a set management bonus factor multiplied by (4) the current fiscal year weighted average unit transfer price divided by the prior year weighted average unit transfer price.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Messrs. Miller and Linville and Ms. Imel were paid such bonuses in fiscal years 2008 and 2007.  No such bonuses were paid in fiscal year 2009.  The bonuses are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2009

Option Awards
Number of Securities
Underlying
	Unexercised Options	Option Exercise	Option Expiration
Name and Principal Position	(#) Exercisable	Price ($)	Date
Steven D. Hunt	20,000 Class A Units	$55.00	None
Chief Executive Officer	(1)		(2)

Scott J. Miller	-	-	-
Chief Reporting and Compliance Officer

Stanley D. Linville	-	-	-
Chief Operating Officer

Danielle D. Imel	-	-	-
Treasurer

(1) Mr. Hunt is fully vested in the 20,000 Class A phantom rights on phantom units.

(2)  Mr. Hunt is entitled to exercise phantom unit rights upon termination of Mr. Hunt's employment agreement, or at his election, at the time and under the conditions, and with the same consequences as if Mr. Hunt held similar unqualified options to purchase USPB Class A units acquired at the same time as the phantom unit rights.

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Steven D. Hunt	20,000 Class B Units	$1,040,000
Chief Executive Officer

Scott J. Miller	-	-
Chief Reporting and Compliance Officer

Stanley D. Linville	-	-
Chief Operating Officer

Danielle D. Imel	-	-
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2009.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

If USPB terminates the CEO employment agreement for cause or if Mr. Hunt terminates the employment agreement for any or no reason, USPB needs only pay salary earned to the date of the termination. If USPB terminates the employment agreement for any reason other than cause, or if Mr. Hunt terminates the employee agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through August 31, 2009; the annual cash bonus for the year in which the termination occurs and each subsequent year through August 31, 2009; the long-term cash bonus that would have accrued had Mr. Hunt been employed through August 31, 2009; and the payment of the full-term bonus that would have accrued if Mr. Hunt had remained employed through August 31, 2009.

Termination by the
		Termination by the	Company without	Termination upon
		Company for cause or	cause or by Executive	death or permanent
Name and Principal		by Executive for any	for good reason	disability
Position	Payment Type	or no reason ($)	($)	($)
Steven D. Hunt	Salary	-	2,652	2,652
Chief Executive Officer	Bonus	-	700,000	700,000
	Incentive Pay	-	-	-

The amounts above represent compensation due to Mr. Hunt under the employment agreement effective September 1, 2003 through August 31, 2009, assuming an August 29, 2009 termination date.  A new employment agreement, effective September 1, 2009 through August 29, 2015, also provides for compensation upon termination.  For more information regarding that employment agreement and the maximum compensation allowed under that agreement, see Employment Agreements found in this Item 11-Executive Compensation.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	6,500
John D. Fairleigh	5,750
Duane K. Ramsey	6,500
Douglas A. Laue	5,250
Rex W. McCloy	5,250
Joe M. Morgan	5,250
Jeff H. Sternberger	3,750

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

Equity Compensation Plan Information
Number of
securities
remaining available
		Number of		for future issuance
		securities to be		under equity
		issued upon	Weighted-average	compensation plans
		exercise of	exercise price of	(excluding
	Type of	outstanding options,	outstanding options,	securities reflected
Plan Category	Equity	warrants and rights	warrants and rights	in column (2))
Equity compensation plans approved
by security holders		-	N/A	-
Equity compensation plans not
approved by security holders (1)	Class A Units	20,000	$55.00	-

(1) See Note 7 to our consolidated financial statements for a description of the equity compensation plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of October 31, 2009 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

		Number of Units
		Beneficially
Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class
Douglas A. Laue (1)	Class A and Class B Units	95,000	12.6%
509 Country Lane
Council Grove, Kansas 66846
Fairleigh Corporation dba Fairleigh Feed Yard	Class A and Class B Units	54,288	7.2%
Box 560
Scott City, KS 67871
Desert Beef, LLC	Class A and Class B Units	44,160	5.8%
34673 E. County 9th Street
Wellton, AZ 85356
Crown H Cattle Co., Inc.	Class A and Class B Units	39,425	5.2%
PO Box 186
Scott City, KS 67871

(1)  Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

Security Ownership of Management

The following table furnishes information, as of October 31, 2009, regarding ownership of USPB’s linked Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 45, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A and Class B Units
Name	Number (1)	Percentage (2)
Douglas A. Laue (3)	95,000	12.6%
John D. Fairleigh (4)	54,288	7.2%
Jeff H. Sternberger (5)	34,500	4.6%
Joe M. Morgan (6)	17,865	2.4%
Rex W. McCloy (7)	16,085	2.1%
Duane K. Ramsey (8)	8,800	1.2%
Mark R. Gardiner (9)	3,000	0.4%
Steven D. Hunt (10)	20,000	2.6%
Jerry L. Bohn (11)	19,161	2.5%
Greg A. Glunz (12)	-	0.0%
Scott J. Miller	-	0.0%
Stanley D. Linville	-	0.0%
Danielle D. Imel	-	0.0%
Directors, Nominees, and Executive Officers as a group (12 persons) (13)	268,699	35.6%

(1) Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.

(2) Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.

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

(5) Includes i) 32,500 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General
Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
34,500 of the Class A and Class B units are pledged as security.

(6) Includes 17,865 Class A and Class B units held by Mr. Morgan.

(7) Includes 16,085 Class A and Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner. 3,093 of the Class A and
Class B units are pledged as security.

(8) Includes 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.

(9) Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which Mr. Gardiner has sole voting and investment power.

(10) Includes the option held by Mr. Hunt, the CEO, to purchase 20,000 Class A units and the 20,000 Class B units Mr. Hunt acquired in August 2009.

(11) Mr. Bohn is a nominee to the board. Includes i) 11,800 Class A and Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager, and ii) 7,361 Class A and Class B units held by Hays Feeders, LLC, of which Mr. Bohn is the general manager.
19,161 are pledged as security.

(12) Mr. Glunz is a nominee to the board. If elected, Mr. Glunz would represent the Class A and Class B units owned by Fairleigh Companies
(see footnote #4).

(13) Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

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

All of USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle.  Based on the NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Messrs. Fairleigh, Gardiner, Laue, McCloy, Morgan, Ramsey, and Sternberger.

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

Unit Redemption Agreements

On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the NBP LLC Agreement) to redeem at agreed upon redemption prices all of the membership interests in NBP that were owned or controlled by its former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.

In connection with these transactions, the NBP LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of NBP to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the NBP LLC Agreement has been replaced with an amount equal to a two-year average of NBP’s EBITDA (as defined in the NBP LLC Agreement) multiplied by six minus NBP’s outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein may be paid a non-dilution premium, which was at a maximum value of $4.3 million as of August 29, 2009.

In order to partially finance such redemptions, NBP created a new series of Class A units (referred to as Class A1 units) that were issued to USPB and NBPCo Holdings for approximately $55.8 million and $19.6 million, respectively.  Class A1 units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 units payable with payment in kind Class A1 units in lieu of cash if NBP’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 units will be deemed to be converted to Class B units at a ratio stated in the NBP LLC Agreement, but will remain Class A1 units after such determination.

NBP also financed a portion of the redemptions with $50.0 million of new borrowings under the revolving line of credit of the Credit Facility.  The Credit Facility was amended on April 13, 2009 to permit these redemptions, increase the borrowings under NBP’s term loan by up to $75.0 million, increase the revolving line of credit by $25.0 million, increase the interest rates of the term loan and revolving line of credit, shorten the maturity date of the term loan to July 2012 and revise the payment schedule of the term loan, among other things.

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of Mr. Klein and/or NBPCo Holdings have the right to require that the company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During fiscal year 2009, USPB and its owners and associates provided approximately 20% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sells beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and NBP purchases processed lean beef from BPI at negotiated prices for use in NBP’s ground beef operations.  NBP’s aggregate sales of trim to BPI totaled approximately $96.9 million, $132.4 million and $89.1 million, respectively, in fiscal years 2009, 2008 and 2007.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $28.9 million, $15.7 million, and $14.2 million, respectively, in fiscal years 2009, 2008 and 2007.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants.  In accordance with the agreement with BPI, NBP pays BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2009 and 2008, NBP paid approximately $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

Transactions with John R. Miller

In October 2003, BNP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal years 2009, 2008 and 2007, NBP paid $0.6 million, $0.7 million and $0.8 million, respectively, to lease the aircraft.  During each of fiscal years 2009, 2008 and 2007, NBP paid $0.1 million into an engine replacement reserve account for this aircraft.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases another business jet aircraft from John R. Miller Enterprises III, L.L.C.. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal years 2009, 2008 and 2007, NBP paid $0.6 million, $0.7 million and $0.8 million, respectively, to lease the aircraft.  During each of fiscal years 2009, 2008 and 2007, NBP paid $0.1 million into an engine replacement reserve account for this aircraft.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NBP believes that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

Legal Expenses Not Reimbursed by Members

In connection with a contemplated strategic transaction, NBP incurred approximately $3.6 million of legal expenses, which were to be reimbursed by its members upon the closing of the transaction. As the transaction ultimately did not close, this reimbursement was not made and NBP recorded this amount as an expense in fiscal year 2009.

See Item 10. Directors, Executive Officers and Corporate Governance for additional information regarding the independence of our Board.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 29, 2009 and August 30, 2008.

	Fiscal Year Ended	Fiscal Year Ended
Type of Service	August 29, 2009	August 30, 2008
	(dollars in thousands)
Audit Fees	$550	$526
Audit Related Fees	26	5
Tax Fees	-	-
All Other Fees	-	-
Total	$576	$531

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal years 2009 and 2008 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal years 2009 and 2008.

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

3.2(b)

Amendment to the Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 27, 2008 (incorporated by reference to Exhibit 3.1 to Form 10-Q (File No. 333-115164) filed with the SEC on April 4, 2008).

3.2(c)

Amendment to the Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of November 2, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on November 6, 2009).

3.3(a)

Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarter ended May 27, 2006 (File No. 333-111407), filed with the SEC on July 10, 2006).

3.3(b)

Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the  Quarterly Report on Form 10-Q for the quarter ended May 27, 2006 (File No. 333-111407), filed with the SEC on July 10, 2006).

3.3(c)

Amendment of a portion of Section 6.6 to the Limited Liability Company Agreement of National Beef Packing Company, LLC (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 (File No. 333-111407), filed with the SEC on April 15, 2009).

3.3(d)

Amendment of a portion of Section 12.5 to the Limited Liability Company Agreement of National Beef Packing Company, LLC (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 (File No. 333-111407), filed with the SEC on April 15, 2009).

3.3(e)

Summary of Class A-1 Units (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 (File No. 333-111407), filed with the SEC on April 15, 2009).

3.3(f)

Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of August 6, 2008 (incorporated herein by reference to Exhibit 3.1(c) to Quarterly  Report on Form 10-Q (File No. 333-111407) filed with the SEC on November 24, 2008).

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

10.5(b)

Pledge Agreement dated as of June 22, 2009 by and among U.S. Premium Beef, LLC and CoBank, ACB, as agent on behalf of the syndication parties (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on June 25, 2009)

10.6(a)*

*CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 1, 2004 (incorporated herein by reference to Exhibit 10.14 to Form 10-Q (File No. 333-115164) filed with the SEC on August 5, 2004).

10.6(b)*

Contract Affirmation of Second Amendment to Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 333-115164) filed with the SEC on January 13, 2009).

10.6(b)*

CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.7(a)*

Consulting Agreement dated as of July 27, 2009 by and between National Beef Packing Company, LLC and John R. Miller Enterprises III, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-111407) filed with the SEC on July 28, 2009).

10.7(b)*

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

10.7(d)*

Amendment to Employment Agreement for Timothy M. Klein dated as of December 31, 2008 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.3 to Form 10-Q (File No. 333-111407) for the quarter ended November 29, 2008, filed with the SEC on January 13, 2009).

10.7(e)*

Second Amendment to Employment Agreement dated as of July 27, 2009, between the Company and Timothy M. Klein (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 333-111407) for the quarter ended July 27, 2009, filed with the SEC on July 28, 2009).

10.7(f)*

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

10.9(a)

Sixth Amended and Restated Credit Agreement dated as of July 25, 2007 (Credit Agreement) by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on July 31, 2007).

10.9(b)

First Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2008 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on June 30, 2008).

10.9(c)

Second Amendment to the Sixth Amended and Restated Credit Agreement dated as of April 13, 2009 by and among the Company and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 333-111407) for the quarter ended February 28, 2009, filed with the SEC on April 15, 2009).

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

10.15

Amended and restated lease agreement dated as of April 1, 2006 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 333-111407) filed with the SEC on April 4, 2008).

10.16

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

10.18*

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-162443) filed with the SEC on October 13, 2009).

10.19*

National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.20

FMI Grinding System Lease Agreement by and between Beef Products, Inc. and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.16 to Form 10-K (File No. 333-111407) filed with the SEC on November 24, 2008). (1)

21.1	Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on November 13, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_____________

*  Management contract or compensatory plan or arrangement.

 (1) Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to NBP’s application requesting confidential treatment under Rule 246-2 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Schedule I – Parent Company Financial Statements

U.S. PREMIUM BEEF, LLC
Balance Sheets of Parent Company
(in thousands, except unit information)
Assets	August 29, 2009	August 30, 2008
Current assets:
Cash and cash equivalents	$1,480	$51,933
Accounts receivable	1	1
Other receivables	56	13
Total current assets	1,537	51,947
Property, plant, and equipment, at cost	248	224
Less accumulated depreciation	(212)	(198)
Net property, plant, and equipment	36	26
Investments in National Beef Packing Company, LLC	341,173	177,475
Other assets	474	458
Total assets	$343,220	$229,906
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	$1,030
Accounts payable	230	41
Due to affiliates	8	130
Accrued compensation and benefits	5,696	4,865
Other accrued expenses and liabilities	575	1,369
Total current liabilities	7,539	7,435
Long-term liabilities:
Long-term debt, excluding current installments	6,030	2,059
Total long-term liabilities	6,030	2,059
Total liabilities	13,569	9,494
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 735,385
Class B units authorized, issued and outstanding	280,969	169,770
Patronage notices	48,682	50,642
Total capital shares and equities	329,651	220,412
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$343,220	$229,906

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations of Parent Company
(in thousands, except per unit data)

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	6,055	7,968	3,630
Depreciation and amortization	17	13	13
Total costs and expenses	6,072	7,981	3,643
Operating loss	(6,072)	(7,981)	(3,643)
Other income (expense):
Interest income	147	978	1,428
Interest expense	(211)	(247)	(367)
Equity in earnings of National Beef Packing
Company, LLC	91,570	69,441	12,187
Termination Fee	14,572	-	-
Other, net	19	40	62
Total other income	106,097	70,212	13,310
Income before taxes	100,025	62,231	9,667
Income tax expense	(42)	(20)	(22)
Net income	$99,983	$62,211	$9,645
Earnings per linked unit:
Basic
Class A units	$44.87	$27.92	$4.33
Class B units	$90.89	$56.68	$8.79
Diluted
Class A units	$44.35	$27.51	$4.26
Class B units	$90.89	$55.86	$8.65

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,455
Class B units	737,052	735,385	735,455
Diluted
Class A units	744,039	746,176	747,067
Class B units	737,052	746,176	747,067

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows of Parent Company
(in thousands)

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Cash flows from operating activities:
Net income	$99,983	$62,211	$9,645
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	17	13	13
Termination Payment	(14,572)	-	-
Equity in earnings of National Beef Packing Company, LLC	(91,570)	(69,441)	(12,187)
Distribution from National Beef Packing Company, LLC	46,741	24,826	13,358
Changes in assets and liabilities (net of acquisition):
Accounts receivable	-	2	(3)
Due from affiliates	(43)	202	473
Other assets	(17)	(27)	(30)
Accounts payable	189	(29)	14
Due to affiliates	(122)	(492)	115
Accrued compensation and benefits	1,871	2,168	(1,391)
Other accrued expenses and liabilities	(794)	1,105	(502)
Net cash provided by operating activities	41,683	20,538	9,505
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(27)	-	(43)
Termination Fee	14,572	-	-
Acquisition of minority interests in NBP	(55,841)	-	-
Net cash used in investing activities	(41,296)	-	(43)
Cash flows from financing activities:
Net receipts under revolving credit lines	5,000	-	-
Payments of notes payable and fees	(1,029)	(1,030)	(1,030)
Repayment of patronage notices	(1,960)	-	-
Partnership distributions	(52,851)	-	(1,755)
Net cash used in financing activities	(50,840)	(1,030)	(2,785)
Net increase in cash	(50,453)	19,508	6,677
Cash and cash equivalents at beginning of period	51,933	32,425	25,748
Cash and cash equivalents at end of period	$1,480	$51,933	$32,425

Supplemental cash disclosures:
Cash paid during the period for interest	$188	$268	$381
Cash paid during the period for taxes, net of refunds	$42	$20	$22
Supplemental non-cash disclosures of investing activities:
Issuance of Class B units for exercise of CEO's options	$1,040	$-	$-

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

U.S. Premium Beef, LLC:

Under date of November 13, 2009, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the fiscal years in the three-year period ended August 29, 2009, as contained in the Annual Report on Form 10-K for the fiscal year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG

Kansas City, Missouri

November 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Steven D. Hunt

Name: Steven D. Hunt

Chief Executive Officer

(Principal Executive Officer)

Date: November 13, 2009

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt Steven D. Hunt	Chief Executive Officer (Principal Executive Officer)	November 13, 2009
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2009
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	November 13, 2009
/s/ John D. Fairleigh John D. Fairleigh	Vice Chairman of the Board	November 13, 2009
/s/ Duane K. Ramsey Duane K. Ramsey	Secretary of the Board	November 13, 2009
/s/ Douglas A. Laue Douglas A. Laue	Director	November 13, 2009
/s/ Rex W. McCloy Rex W. McCloy	Director	November 13, 2009
/s/ Joe M. Morgan Joe M. Morgan	Director	November 13, 2009
/s/ Jeff H. Sternberger Jeff H. Sternberger	Director	November 13, 2009

U.S. PREMIUM BEEF, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (Company) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the fiscal years in the three-year period ended August 29, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 29, 2009 and August 30, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG
Kansas City, Missouri
November 13, 2009

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit information)
Assets	August 29, 2009	August 30, 2008
Current assets:
Cash and cash equivalents	$18,853	$77,399
Accounts receivable, less allowance for returns and doubtful
accounts of $1,511 and $1,665, respectively	172,421	218,023
Due from affiliates	4,586	5,827
Other receivables	7,165	5,392
Inventories	175,300	192,480
Other current assets	16,602	12,765
Total current assets	394,927	511,886
Property, plant, and equipment, at cost	499,977	431,584
Less accumulated depreciation	175,103	133,436
Net property, plant, and equipment	324,874	298,148
Goodwill	86,251	80,642
Other intangible assets, net of accumulated amortization of $12,123 and $9,347,
respectively	62,302	26,690
Other assets	4,594	9,710
Total assets	$872,948	$927,076
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$12,488	$4,620
Cattle purchases payable	49,806	65,378
Accounts payable - trade	69,303	71,321
Due to affiliates	1,048	1,004
Accrued compensation and benefits	56,553	49,320
Accrued insurance	16,344	12,918
Other accrued expenses and liabilities	15,160	10,152
Distributions payable	10,942	19,245
Total current liabilities	231,644	233,958
Long-term liabilities:
Long-term debt, excluding current installments	293,400	376,298
Other liabilities	2,364	2,327
Total long-term liabilities	295,764	378,625
Total liabilities	527,408	612,583
Minority interest in National Beef Packing Company, LLC and Kansas City
Steak Company, LLC	185,774	187,997
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 735,385
Class B units authorized, issued and outstanding	111,085	75,831
Patronage notices	48,682	50,642
Accumulated other comprehensive (loss) income	(1)	23
Total capital shares and equities	159,766	126,496
Commitments and contingencies	-	-
Total liabilities and capital shares and equities	$872,948	$927,076

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit data)

	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007
Net sales	$5,449,278	$5,847,292	$5,578,533
Costs and expenses:
Cost of sales	5,187,119	5,612,411	5,443,964
Selling, general, and administrative expenses	49,129	51,660	46,103
Depreciation and amortization	45,654	36,421	32,451
Total costs and expenses	5,281,902	5,700,492	5,522,518
Operating income	167,376	146,800	56,015
Other income (expense):
Interest income	320	1,438	2,097
Interest expense	(23,555)	(34,243)	(39,793)
Minority owners’ interest in net income of
National Beef Packing Company, LLC
(net of tax expense of $332 in 2009, $786 in 2008,
and $789 in 2007)	(50,024)	(55,072)	(7,817)
Minority owners’ interest in net income of
Kansas City Steak Company, LLC	(1,292)	(704)	(313)
Equity in loss of aLF Ventures, LLC	(61)	(101)	(102)
Termination Fee	14,572	-	-
Other, net	(6,388)	5,864	1,498
Total other expense	(66,428)	(82,818)	(44,430)
Income before taxes	100,948	63,982	11,585
Income tax expense	(965)	(1,771)	(1,940)
Net income	$99,983	$62,211	$9,645

Earnings per unit:
Basic
Class A units	$44.87	$27.92	$4.33
Class B units	$90.89	$56.68	$8.79
Diluted
Class A units	$44.35	$27.51	$4.26
Class B units	$90.89	$55.86	$8.65

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,455
Class B units	737,052	735,385	735,455
Diluted
Class A units	744,039	746,176	747,067
Class B units	737,052	746,176	747,067

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007
Net income	$99,983	$62,211	$9,645
Other comprehensive (expense) income:
Foreign currency translation adjustments	(24)	(37)	7
Comprehensive income	$99,959	$62,174	$9,652

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(in thousands)

			Accumulated
			other	Total capital
	Members'	Patronage	comprehensive	shares and
	capital	notices	(loss) income	equities
Balance at August 26, 2006	$98,092	$50,642	$53	$148,787
Foreign currency translation adjustment	-	-	7	7
Allocation of net income for the year
ended August 25, 2007	9,645	-	-	9,645
Adjustment to fair value of minority interest	(3,510)	-	-	(3,510)
Partner distributions	(1,743)	-	-	(1,743)
Redemption of Members' capital	(12)	-	-	(12)
Balance at August 25, 2007	$102,472	$50,642	$60	$153,174
Foreign currency translation adjustment	-	-	(37)	(37)
Allocation of net income for the year
ended August 30, 2008	62,211	-	-	62,211
Adjustment to fair value of minority interest	(89,318)	-	-	(89,318)
Reversal of tax reserve	466	-	-	466
Balance at August 25, 2008	$75,831	$50,642	$23	$126,496
Foreign currency translation adjustment	-	-	(24)	(24)
Allocation of net income for the year
ended August 29, 2009	99,983	-	-	99,983
Step up accounting for acquisition of minority
interests	63,027	-	-	63,027
Equity issuance related to CEO option exercise	1,040	-	-	1,040
Adjustment to fair value of minority interest	(75,945)	-	-	(75,945)
Partner distributions	(52,851)	-	-	(52,851)
Redemption of Patronage Notices	-	(1,960)	-	(1,960)
Balance at August 29, 2009	$111,085	$48,682	$(1)	$159,766
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007
Cash flows from operating activities:
Net income	$99,983	$62,211	$9,645
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	45,654	36,421	32,451
Termination fee	(14,572)	-	-
(Gain) loss on disposal of property, plant, and equipment	(13)	24	(369)
Gain on disposal of investment	-	(1,342)	-
Minority interest	50,927	55,584	7,992
Write-off of debt issuance costs	1,462	372	702
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	45,602	(28,295)	(16,495)
Due from affiliates	2,498	(2,475)	(1,218)
Other receivables	(1,773)	2,997	(2,446)
Inventories	17,180	(15,236)	(32,235)
Other assets	990	1,237	6,065
Cattle purchases payable	(3,963)	(453)	41
Accounts payable	(615)	15,246	661
Due to affiliates	40	31	99
Accrued compensation and benefits	8,273	30,535	(9,109)
Accrued insurance	3,426	(1,632)	(3,101)
Other accrued expenses and liabilities	3,792	(117)	(731)
Net cash provided by (used in) operating activities	258,891	155,108	(8,048)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(40,791)	(59,877)	(41,765)
Termination fee	14,572	-	-
Acquisition in Vintage Foods, LP	(11,007)	(600)	(500)
Proceeds from sale of property, plant, and equipment	1,406	245	802
Proceeds from redemption of investment	-	1,342	-
Net cash used in investing activities	(35,820)	(58,890)	(41,463)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	22,801	(27,001)	19,505
Borrowings under term note payable	-	-	40,000
Repayments of other indebtedness/capital leases	(8,547)	(3,413)	(2,496)
Purchase and cancellation of Senior Notes	(62,542)	(30,603)	-
Payments of patronage notices	(1,960)	-	-
Proceeds from sale leaseback	-	-	10,474
Payments of notes payable and fees	(26,742)	(1,030)	(8,414)
Cash paid for financing costs	(1,343)	-	(395)
Change in overdraft balances	(13,012)	(1,346)	9,781
Member capital redeemed	(125,484)	-	-
Minority owner capital contribution	19,643	-	-
Distributions to minority interest owners in National Beef Packing Company, LLC	(31,556)	(18,258)	(8,739)
Partnership distributions and redemptions	(52,851)	-	(1,755)
Net cash (used in) provided by financing activities	(281,593)	(81,651)	57,961
Effect of exchange rate changes on cash	(24)	(37)	7
Net (decrease) increase in cash	(58,546)	14,530	8,457
Cash and cash equivalents at beginning of period	77,399	62,869	54,412
Cash and cash equivalents at end of period	$18,853	$77,399	$62,869
Supplemental cash disclosures:
Cash paid during the period for interest	$23,250	$35,061	$40,293
Cash paid during the period for taxes, net of $925, $0, and $0 refunds,
respectively	$(76)	$2,074	$758
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$70	$98	$49
Issuance of equity for the exercise of CEO's options	$1,040	$-	$-
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Description of Business

U.S. Premium Beef (USPB) was formed as a closed marketing cooperative on July 1, 1996, and was then known as U.S. Premium Beef, Ltd. Its mission is to increase the quality of beef and long‑term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires.

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

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company (see Note 12).  Following the effective date of the merger and the statutory conversion, the business of the cooperative continues in the limited liability company form of business organization.

NBP and its subsidiaries sell meat products to customers in the food service, international, further processor, and retail distribution channels. NBP also produces and sells by‑products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc. (National Carriers), NBP’s wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to NBP and third parties and National Elite Transportation, LLC (National Elite), a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.   National Beef Leathers, LLC (NBL), a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to the Company.

In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflect current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 20% of NBP’s total cattle processed in fiscal year 2009, are processed in NBP’s three processing facilities.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cattle acquired from unitholders pursuant to the Uniform Cattle Delivery and Marketing Agreements are delivered to NBP pursuant to the Cattle Purchase Agreement.  Both agreements remain in effect under the new LLC structure.

USPB, and NBPCo Holdings, LLC (NBPCo Holdings) hold Class A, Class A1, and Class B interests in NBP and affiliates of Timothy M. Klein hold Class A and Class B interests in NBP.

Capital Structure of NBP

 Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of the NBP’s tax year quarters in cash to the extent permitted by the NBP’s senior lenders and the indenture governing the senior notes.  The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class A1 Interests. Class A1 interests are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if the NBP’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests will be deemed to be converted to Class B units at a ratio defined in NBP’s Limited Liability Company Agreement, but will remain A1 interests after such determination.

Class B Interests. Class B interests are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution.  In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments which consist of 48% of the NBP’s remaining estimated taxable net income after the Class A priority distributions are made. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

 USPB holds approximately 68.5997% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.5083% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 6.8920% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

Minority owners’ interest on USPB balance sheet represents Class A, A1 and B interests held NBPCo Holding and Class A and Class B interests held by affiliates of Timothy M. Klein (see Note 13).

(2)       Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August.  Fiscal years 2009 and 2007 were 52 week fiscal years while fiscal year 2008 was a 53 week fiscal year.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

 Cash and Cash Equivalents

 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of August 29, 2009 and August 30, 2008, the Company had cash and cash equivalents of $18.9 million and $77.4 million, respectively, as presented in the consolidated statements of cash flows.  Included in non-current other assets at August 30, 2008 was $4.3 million of cash restricted to Industrial Revenue Bond approved expenditures.

Allowance for Returns and Doubtful Accounts

 The allowance for returns and doubtful accounts is NBP’s best estimate of the amount of probable returns and credit losses in NBP’s existing accounts receivable.  NBP determines these allowances based on historical experience, customer conditions and management’s judgments. Management considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectability.

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007.

	Beginning			Ending
Period Ending	Balance	Provision	Charge Off	Balance

August 29, 2009	$(1,664,966)	$(6,200,702)	$6,355,135	$(1,510,533)
August 30, 2008	$(4,641,658)	$(5,399,252)	$8,375,944	$(1,664,966)
August 25, 2007	$(2,411,676)	$(8,688,782)	$6,458,800	$(4,641,658)

Inventories

 Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are recorded based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.  The components of inventories are as follows (amounts in thousands):

	August 29,	August 30,
	2009	2008
Product inventories:
Dressed and boxed meat products	$119,274	$144,885
Beef by-products	29,756	20,886
Supplies and other	26,270	26,709
Total Inventory	$175,300	$192,480

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

NBP capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets.  Interest capitalized was $0.3 million, $0.3 million, and $0.1 million for the fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007, respectively.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 29, 2009 and August 30, 2008 follows (dollars in thousands):

	August 29,	August 30,
	2009	2008
Land and improvements	$18,777	$17,678
Building and improvements	125,095	93,970
Machinery and equipment	313,650	248,038
Furniture and fixtures	7,979	5,695
Trailers and automotive equipment	5,565	1,602
Construction in process	28,911	64,601
Total property, plant, and equipment, at cost	499,977	431,584
Accumulated depreciation	(175,103)	(133,436)
Property, plant, and equipment, net	$324,874	$298,148

Debt Issuance Costs

On March 21, 2007, NBP amended its Credit Facility to increase the available credit under the facility by $50.0 million.  The term loan was increased by $40.0 million and the line of credit was increased by $10.0 million.  Additional finance and legal charges associated with the restated Credit Facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.

Effective July 25, 2007, NBP amended and restated its Credit Facility with a consortium of banks, additionally capitalizing $0.4 million in debt issuance costs.  This amendment and restatement is within the scope of the EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the previous amended and restated Credit Facility as well as additional finance and legal charges associated with the new amended and restated Credit Facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 27, 2008, NBP amended its Credit Facility to increase the amount of allowable net capital expenditures. NBP capitalized an additional $0.1 million in debt issuance costs associated with this amendment.  The remaining costs are being amortized over the life of the related debt instruments.

In July 2008, NBP repurchased and cancelled approximately $30.6 million of its senior notes.  Associated with the repurchase and cancellation of these Senior Notes, a portion of the unamortized loans costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 30, 2008.

On April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 interests to help fund the redemption (see Note 4 for further detail of the redemption).  In addition, the terms of the Credit Facility were amended to:  (1) increase the borrowings under the Credit Facility by up to $100.0 million, of which up to $75.0 million is under the term loan and $25.0 million is under the revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing the senior notes and require the repurchase or redemption of $100 million aggregate principal amount of the senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, was capitalized and is being amortized over the life of the related debt instruments.

During fiscal year 2009, NBP repurchased and cancelled approximately $62.5 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, a portion of the unamortized loans costs of approximately $0.5 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 29, 2009.

Amortization of $0.9 million, $1.0 million and $1.0 million was charged to interest expense during the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively, related to these costs.  NBP had unamortized costs of $3.1 million and $4.2 million for the fiscal years ended August 29, 2009 and August 30, 2008, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  The Company calculates the fair value of each reporting unit using estimates of future cash flows.

 In connection with NBP’s redemption of the minority interests in NBP (see Note 4 for further detail of the redemption), USPB recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $5.0 million as goodwill.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In accordance with SFAS 142, goodwill was tested for impairment and, as of August 29, 2009, management determined there was no impairment.

The amounts of goodwill are as follows (amounts in thousands):

	August 29,	August 30,
	2009	2008
Beginning balance	$80,642	$80,042
Adjustment of goodwill related to acquisitions	5,609	600
Ending balance	$86,251	$80,642

The amounts of other intangibles assets are as follows (amounts in thousands):

		August 29, 2009		August 30, 2008
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	16.4 years	$51,655	$12,123	$15,599	$9,347

Intangible assets not subject to amortization:
Trademarks	indefinite	22,770	-	20,438	-
Total intangible assets		$74,425	$12,123	$36,037	$9,347

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 29, 2009, management determined there was no impairment.

For the fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007, the Company recognized $2.8 million, $2.1 million, and $1.9 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of August 29, 2009, for each of the next five years and thereafter (amounts in thousands):

2010	$3,814
2011	2,169
2012	2,061
2013	2,066
2014	2,053
Thereafter	27,369

(1)	FYE 2013 consists of 53 weeks.

Overdraft Balances

The majority of the NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances of $59.3 million and $72.3 million were included in trade accounts and cattle purchases payables at August 29, 2009 and August 30, 2008, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Self-Insurance

NBP is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits.  NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon NBP’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.

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

The provision for income taxes for NBP is computed on a separate legal entity basis.  Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2009, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 29, 2009, NBP’s senior notes had a carrying value of $66.9 million and an approximate fair value of $66.9 million, or at par, based on NBP’s ability to redeem the senior notes at 100% of face value after August 1, 2009.  The carrying value of other debt also approximates its fair value at August 29, 2009, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

 Advertising and Promotion Expenses

 Advertising and promotion expenses are charged to operations in the period incurred and were $4.6 million in fiscal year 2009, $2.1 million in fiscal year 2008, and $3.3 million in fiscal year 2007.

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

 The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 29, 2009 and August 30, 2008 is not significant.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating 33% of income to Class A units and 67% of income to Class B units.  Income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until eighteen months after the termination of the CEO employment contract, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement.  Diluted EPU was not computed for fiscal year 2009 for Class B units as the CEO exercised his right to purchase 20,000 Class B units at an exercise price of $0 per unit.

Earnings Per Unit Calculation

(In thousands, except unit and per unit data)	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Basic earnings per unit:
Income available to unitholders (numerator)	$99,983	$62,211	$9,645

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,455
Class B	737,052	735,385	735,455

Per unit amount
Class A	$44.87	$27.92	$4.33
Class B	$90.89	$56.68	$8.79

Diluted earnings per unit:
Income available to unitholders (numerator)	$99,983	$62,211	$9,645

Weighted average outstanding Class A units	735,385	735,385	735,455
Effect of dilutive securities - Class A unit options	8,654	10,791	11,612
Units (denominator)	744,039	746,176	747,067

Weighted average outstanding Class B units	737,052	735,385	735,455
Effect of dilutive securities - Class B unit options	-	10,791	11,612
Units (denominator)	737,052	746,176	747,067

Per unit amount
Class A	$44.35	$27.51	$4.26
Class B	$90.89	$55.86	$8.65

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)       New Accounting Pronouncements

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

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact SFAS 160 may have, if any, on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff  Position (FSP) No. 157-2 which defers the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   The Company adopted for these nonfinancial assets and nonfinancial liabilities as of August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) (other than guidance issued by the SEC) to be used in the preparation of financial statements.  SFAS 168 is effective prospectively for financial statements issued for interim and fiscal periods ending after September 15, 2009.  The Company will adopt these new requirements in its first quarter of fiscal 2010.

(4)       Acquisitions

On April 14, 2009, NBP, USPB’s majority owned subsidiary, redeemed all of the membership interests in NBP that were owned or controlled by its then Chief Executive Officer, John R. Miller, and an affiliate of its then General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.

In order to partially finance such redemptions, NBP created a new series of Class A units ( “Class A1Units”), a portion of which were issued to USPB for approximately $55.8 million.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units, but will remain Class A1 Units after such determination.  As a result, USPB’s ownership of NBP’s Class B ownership for liquidation or redemption purposes increased by 13.8385% to 69.3527%.

In addition to the $55.8 million cash consideration provided by USPB, NBP also borrowed $50 million to finance a portion of the redemptions.  Of these borrowings, $34.3 million is deemed additional purchase price for USPB, which brings the Company’s share of the total purchase price to $90.1 million.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The acquisition was accounted for by USPB using the purchase method.  The following table summarizes the estimated fair values of the net assets acquired at the date of the acquisition.

(in thousands)
Current assets	$52,342
Investments	95
Property, plant, and equipment	61,496
Tradenames (20 year lives)	480
Customer relationships (20 year lives)	36,091
Tradenames (indifinite lives)	5,160
Goodwill	5,009
Other assets	1,215
Current liabilities	(24,524)
Debt	(46,924)
Other liabilities	(299)
Total estimated fair value	$90,141

Had the acquisition of the membership interests occurred at the beginning of fiscal year 2007, pro forma income for fiscal years 2007, 2008, and 2009, would have been $11.8 million, $78.8 million, and $107.0 million, respectively.  Basic earnings per Class A unit for fiscal years 2007, 2008 and 2009 would have been $5.29, $35.36, and $48.03.  Basic earnings per Class B unit for fiscal years 2007, 2008 and 2009 would have been $10.74, $71.80, and $97.29.

(5)       Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis.  As of August 29, 2009 and August 30, 2008, debt consisted of the following (dollars in thousands):

	August 29,	August 30,
	2009	2008
Short-term debt:
Current portion of long-term debt(a)	$6,030	$1,030
Industrial Development Revenue Bonds (d)	4,075	-
Current portion of capital lease obligations(e)	2,383	3,590
	$12,488	$4,620
Long-term debt:
Term loan facility, net of current portion (a)	$1,030	$2,059
Term loan facility, net of current portion(b)	171,903	202,616
Senior Notes (c)	66,855	129,397
Industrial Development Revenue Bonds(d)	12,245	20,665
Revolving credit facility (a)	5,000	-
Revolving credit facility(b)	29,168	11,367
Long-term capital lease obligations and other (e)	7,199	10,194
	$293,400	$376,298
Total debt	$305,888	$380,918

            (a)   Amended and Restated Credit Agreement and Security Agreement

On June 22, 2009, the Company entered into an Amended and Restated Credit Agreement and Security Agreement (CoBank Agreement) with CoBank, ACB (CoBank).  The CoBank Agreement updates the Company’s Credit Agreement entered into on November 25, 1997, with the First through Ninth amendments, which occurred from time to time.  In connection with the CoBank Agreement, the Company also entered into a Pledge Agreement.  Under the Pledge Agreement, the Company grants a continuing security interest in its ownership interests in NBP to CoBank.  The security interest is provided by the Company to secure its obligations to CoBank.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The debt agreement with CoBank contains certain covenants which require, among other things:

  reporting requirements;

  a minimum consolidated working capital reserve;

  a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4 million);

  a minimum consolidated net worth of $70.0 million;

  restrictions on transactions with related parties; and

  restrictions on dividend payments.

The Company was in compliance with all of the CoBank Agreement debt covenants as of August 29, 2009.

USPB’s CoBank term debt of approximately $2.1 million is payable in quarterly installments with final payment due in July 1, 2011, bearing interest at the 90 day LIBOR index plus applicable margin (3.10% at August 29, 2009, 5.29% at August 30, 2008, and 7.86% at August 25, 2007).  The applicable margin is adjusted annually and is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.50% at fiscal years ending August 29, 2009, August 30, 2008, and August 25, 2007.

USPB’s revolving line of credit had outstanding borrowings of $5.0 million at August 29, 2009.  Borrowings under the facility will bear interest at LIBOR or the Base Rate, plus the applicable margin for revolving line of credit loans.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans.  As of August 29, 2009, the interest rate for the revolving loan was equal to 3.52%.

(b)   Senior Credit Facilities

Effective April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of its membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of NBP’s Credit Facility were amended to:  (1) increase the borrowings under its Credit Facility by up to $100.0 million, of which up to $75.0 million is under the term loan and $25.0 million is under the revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing NBP’s senior notes and require the repurchase or redemption of $100 million aggregate principal amount of its senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if we expend less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

After the applicable collateral requirements were satisfied in the first fiscal quarter of fiscal year 2010, the Credit Facility now consists of up to $251.9 million under a term loan that matures in July 2012 and a revolving line of credit loan of $225.0 million that matures in July 2012 that is subject to certain borrowing base limitations.  As of August 29, 2009 the $225.0 million revolving line of credit loan had outstanding borrowings of $29.2 million, outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million as depicted in the table below:

		Base Rate
		Advance Line
	Average Amount of	of Credit and	LIBOR Rate
Borrowing Base	Borrowing Base	Seing Line	Line of Credit
Availability Level	Availability	Loans	Loan	LC Fees	Non-Use Fee
Level 1	Greater than or equal to $150.0 million	1.75%	2.75%	2.75%	0.500%

	Less than $150.0 million,
Level 2	but greater than or equal
	to $50.0 million	2.00%	3.00%	3.00%	0.500%

Level 3	Less than $50.0 million	2.50%	3.50%	3.50%	0.500%

As of August 29, 2009 and August 30, 2008, the interest rate for the revolving loan was equal to 3.88% and 3.87%, respectively.

The applicable margin for the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million as depicted in the table below:

	Average Amount of	Base Rate	LIBOR Rate
Borrowing Base	Borrowing Base	Advance Term	Advance Term
Availability Level	Availability	Loan	Loan	Non-Use Fee
Level 1	Greater than or equal to $150.0 million	2.00%	3.00%	0.500%

	Less than $150.0 million,
Level 2	but greater than or equal
	to $50.0 million	2.25%	3.25%	0.500%

Level 3	Less than $50.0 million	2.75%	3.75%	0.500%

As of August 29, 2009 and August 30, 2008, the interest rate for the term loan was equal to 3.51% and 4.22%, respectively.

NBP’s funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  As of August 29, 2009, NBP had met the borrowing base availability requirements under its Credit Facility.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes, including the purchase of $100.0 million aggregate principal amount of NBP’s senior notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which required installment payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

NBP’s net capital expenditures are limited in each fiscal year throughout the term of the credit agreement.  On June 27, 2008, NBP amended its credit facility to increase the amount of net capital expenditures during fiscal year 2008.  At the end of fiscal year 2008, it was determined that NBP exceeded the capital expenditure limitation within NBP’s credit facility by approximately $0.4 million and a waiver was subsequently obtained from NBP’s banks for this violation.

(c)   Senior Notes

The 10 ½% senior notes will mature on August 1, 2011.  Interest on the senior notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004. The senior notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. The senior notes are redeemable at 100% of face value. The Indenture governing the senior notes contains certain covenants that restrict NBP’s ability to:

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP’s restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

During fiscal years 2009 and 2008, NBP purchased and cancelled approximately $62.5 million and $30.6 million of its senior notes, respectively.  No material gains or losses were incurred as a result of the purchase and cancellation of these senior notes.

As of August 29, 2009, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the senior notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(d)   Industrial Development Revenue Bonds

In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP.  Under the transaction, the City purchased NBP’s Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the Dodge City facility and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively.  However, because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 29, 2009, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.8 million series of bonds had been reduced to $4.0 million.  Pursuant to capital lease agreements, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 1.5% in fiscal year 2009, 2.7% in fiscal year 2008 and 3.7% in fiscal year 2007.  NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

 In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2009 and 2008 was 1.6% and 2.7%, respectively.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

            (e)   Capital and Operating Leases

NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at August 29, 2009, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
	(dollars in thousands)
For the fiscal years ended August:
2010	$2,804	$13,047
2011	1,697	8,033
2012	1,667	5,727
2013	1,659	1,727
2014	3,075	1,000
Thereafter	-	111
Net minimum lease payments	$10,902	$29,645
Less amount representing interest	(1,520)
Present value of net minimum lease payments	$9,382

Rent expense associated with operating leases was $14.5 million, $14.3 million and $14.2 million, for fiscal years 2009, 2008 and 2007, respectively.  NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

(f)    Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the city of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million was paid in each of the fiscal years 2009, 2008 and 2007.  Payments under the commitment will be $1.7 million in fiscal year 2010 and $0.8 million in each of the fiscal years 2011, 2012, 2013, and 2014, with the remaining balance of $8.1 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.   NBP’s estimated cattle commitments as of August 29, 2009 were $82.1 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 29, 2009, are as follows:

Minimum
Principal
Maturities
(in thousands)
Fiscal Year ending August:
2010	$12,488
2011	81,550
2012	195,158
2013	1,465
2014	2,981
Thereafter	12,245
$305,887
Fiscal year 2013 consists of 53 weeks

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)       Employee Compensation and Benefits

The cooperative had established a phantom stock option plan which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 12, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  In August 2009, the CEO exercised 20,000 Class B units at an exercise price of $0 per unit.  The Company recognizes compensation expense for the Class A phantom units for the difference between the weighted average market value for the Class A units and the $55 exercise price.  An increase in compensation expense of $1.5 million was recognized in fiscal year 2009 and a reduction in compensation expense of $0.1 million, and $0.6 million was recognized for the fiscal years 2008 and 2007, respectively.

The Company maintains a tax-qualified employee savings and retirement plan ( the 401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.7 million, $0.5 million and $0.7 million for fiscal years 2009, 2008, and 2007, respectively.

 NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.7 million, $0.7 million and $0.6 million for fiscal years 2009, 2008 and 2007, respectively.

Postretirement Benefits— Certain former employees of NBP are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.2 million, $0.3 million and $0.2 million, for fiscal years 2009, 2008 and 2007, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 29, 2009 is a rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter.  The discount rate used to value the accumulated benefit obligation is 7%.  The unfunded accumulated benefit obligation was $1.5 million and $1.6 million at August 29, 2009 and August 30, 2008, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

 (7)      Other Income

Other non-operating expense, net was $6.4 million in the fiscal year ended 2009 while other non-operating income, net was $5.8 million and $1.4 million in the fiscal years ended 2008 and 2007, respectively.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 6. Employee Compensation and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating expense for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  In addition, approximately $0.7 million of obsolete parts were written off at our case ready facilities during fiscal year 2009.  Other non-operating income for fiscal year 2008 includes approximately $3.4 million for the settlement of a lawsuit related to corrugated packaging materials and about $1.3 million related to proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (8)      Income Taxes

Income tax expense includes the following current and deferred provisions (dollars in thousands):

	52 weeks ended	51 weeks ended	52 weeks ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Current provision:
Federal	$144	$297	$1,098
State	733	638	227
Foreign	77	18	16
Total current tax expense	954	953	1,341

Deferred provision:
Federal	32	625	509
State	(21)	193	90
Foreign	-	-	-
Total deferred tax expense	11	818	599
Total income tax expense	$965	$1,771	$1,940

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (dollars in thousands):

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29,	August 30,	August 25,
	2009	2008	2007
Computed “expected” income tax expense	$35,332	$22,394	$4,055
Passthrough income	(35,066)	(21,321)	(2,068)
State taxes, net of federal	686	770	210
Other	13	(72)	(257)
Total income tax expense	$965	$1,771	$1,940

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 29, 2009 and August 30, 2008 are presented below (dollars in thousands):

	August 29,	August 30,
Deferred tax assets:	2009	2008
Accounts receivable, due to allowance for doubtful accounts	$94	$119
Intangible assets	222	156
Self-insurance and workers compensation accruals	1,028	804
Accrued vacation pay and bonuses	-	10
Employee benefit accruals	-	10
Total gross deferred tax assets	1,344	1,099
Deferred tax liabilities:
Prepaid assets	-	4
Property, plant, and equipment, principally due to differences in depreciation	740	480
Total gross deferred tax liabilities	740	484
Net deferred tax assets	$604	$615

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net deferred tax assets and liabilities at August 29, 2009 and August 30, 2008 are included in the consolidated balance sheet as follows (dollars in thousands):

	August 29,	August 30,
	2009	2008
Other assets	$1,344	$1,099
Other liabilities	740	484
	$604	$615

Deferred tax assets and liabilities relate primarily to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 29, 2009 and August 30, 2008.  NBP management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Beginning in calendar year 2008, some states in which NBP conducts business modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.7 million of these business taxes in income tax expense during fiscal year 2008 as compared to the same period of fiscal year 2007.

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During the fiscal year ended August 29, 2009, USPB and its unitholders and associates provided approximately 20% of NBP’s cattle requirements. During the fiscal years ended August 20, 2008 and August 25, 2007, USPB provided approximately 19% and 17%, respectively, of NBP’s cattle requirements.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At August 29, 2009 and August 30, 2008, the Company had payables to unitholders in the amount of $0.0 million and $0.1 million, respectively.  At August 29, 2009 and August 30, 2008, the Company had receivables from unitholders in the amount of $0.1 million and $0.0 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During fiscal years 2009, 2008 and 2007, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Sales to:
Beef Products, Inc. (1)	$96,896	$132,415	$89,133
Total Sales to Affiliate	$96,896	$132,415	$89,133

Purchases from:
Beef Products, Inc. (1)	$28,930	$15,710	$14,155
Total Sales to Affiliate	$28,930	$15,710	$14,155

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 29, 2009 and August 30, 2008, the amounts due from Beef Products, Inc. (BPI) for sale of beef trimmings were approximately $4.5 million and $4.9 million, respectively.  At August 29, 2009 and August 30, 2008, the amounts due to BPI for the purchase of processed lean beef were approximately $1.0 million and $0.9 million, respectively.

In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, LLC, a limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 29, 2009, NBP paid $0.6 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, LLC, a limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, LLC in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 29, 2009, NBP paid $0.6 million to lease the aircraft and paid less than $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2009 and 2008, NBP paid approximately $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

(10)     Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

On August 31, 2008, the Company adopted portions of SFAS 157, Fair Value Measurements, except for the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2 as discussed in Note 3.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of August 29, 2009 and also the level within the fair value hierarchy used to measure each category of assets.

(in thousands)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 29, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$1,442	$1,442	$-	$-

Other accrued expenses and
liabilities - derivatives	$5,087	$3,535	$1,552	$-

Minority owners' interest	$183,407	$-	$183,407	$-

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Liabilities.  This statement provided companies with an option to report selected financial assets and liabilities at fair value.  This statement was effective for the Company as of August 31, 2008; however, the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

(11)     Disclosure About Derivative Instruments and Hedging Activities

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative instruments pursuant to our established policies:

  Forward purchase contracts for cattle for use in our beef plants

  Exchange traded futures contracts for cattle

  Exchange traded futures contracts for grain

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of goods sold in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as normal purchases and sales and not recorded at fair value.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 29, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $6.0 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 11 and other information regarding derivative instruments not designated as hedging instruments as of August 29, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of August 29, 2009		As of August 29, 2009
	Balance		Balance
	Sheet		Sheet
	Location	Fair Value	Location	Fair Value

Accrued
	Other current		expenses and
Commodity contracts	assets	$1,442	other liabilities	$5,087
Total		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended August 29, 2009 (in thousands of dollars):

Derivatives Not	Location of Gain (Loss)	Amount of Gain
Designated as Hedging	Recognized in Income on	(Loss) Recognized
Instruments	Derivatives	in Income On
		Fiscal year ended
		August 29, 2009

Commodity contracts	Net sales	$(37,386)
Commodity contracts	Cost of sales	22,224
Total		$(15,162)

 (12)    Capital Shares and Equities

LLC Structure

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.  Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the Conversion, there were 691,845 Class A units and 691,845 Class B units.  For a period to be determined by the board of directors, each Class A unit will be linked to its corresponding Class B unit and each pair of linked units must, if transferred, be transferred together.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount into the LLC as Patronage Notices.

On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of the assets of Brawley Beef.  As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California (NBC), a subsidiary of National Beef.  USPB then exchanged the limited partnership units with National Beef for a higher ownership percentage in National Beef.  Immediately following the issuance, there were 736,005 Class A units and 736,005 Class B units.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Class A Units.  Holders of Class A units are entitled to a pro rata share of 33% of the profits and losses; to receive distributions of the Company’s net cash flow when declared by the board of directors; to participate in the distribution of the Company’s assets in accordance with their positive capital account balances if the Company dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of the Company’s Class A unitholders.  Holders of Class A units are committed under Uniform Cattle Delivery and Marketing Agreements to deliver one head of cattle to the Company annually for each unit held.

Class B Units.  Holders of Class B units are entitled to a pro rata share of 67% of the profits and losses; to receive distributions of the Company’s net cash flow when declared by the board of directors; to participate in the distribution of the Company’s assets in accordance with their positive capital account balances if the Company dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of the Company’s Class B unitholders.  Holders of Class B interests have no cattle delivery commitment.

Patronage Notices.  Patronage Notices do not constitute units or membership interests in the Company, and holders will not be unitholders or associates of the Company by virtue of holding Patronage Notices. As was the case in the cooperative, Patronage Notices will be paid by the Company at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion. Upon liquidation, holders of Patronage Notices will be paid before Holders of Class A and Class B interests.  Patronage Notices carry no other or additional rights.

(13)     Minority Interest

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of NBP’s Chief Executive Officer, Timothy M. Klein (Mr. Klein) and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, NBP entered into two Unit Redemption Agreements pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the LLC Agreement) to redeem at agreed upon redemption prices all of the membership interests in NBP that are owned or controlled by NBP’s then Chief Executive Officer, John R. Miller (Mr. Miller), and an affiliate of NBP’s then General Counsel, Scott H. Smith (Mr. Smith), as well as 25% of the membership interests in NBP that are owned by affiliates of NBP’s then President and Chief Operating Officer, Mr. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.

USPB accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 29, 2009, the value of the minority owners’ interest was determined to be $240.6 million, which was in excess of its carrying value.  After giving effect to the redemption of interests in April 2009 and the accretion of value, the carrying value of minority owners’ interest at August 29, 2009 was $183.4 million.  Offsetting the change in the value of the minority owners’ interest is a corresponding change in the members’ capital.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Generally accepted accounting principles require USPB to determine the fair value of the minority owners’ interest at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  At February 28, 2009, May 30, 2009, and August 29, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the minority owners’ interest.  The Unit Redemption agreement between NBP and Timothy Klein and affiliates provides for a formula-based method of calculating their Class B interests which was used in valuing the interest of Timothy Klein and affiliates at August 29, 2009.

The total value of the minority owners’ interest at August 29, 2009, increased by approximately $20.3 million compared to the value at August 30, 2008.  The decrease in the value of the minority owners’ interest recorded on the balance sheet reflects the increase in the unit value represented by the Unit Redemption Agreement, offset by the purchase of certain interests in fiscal year 2009..

 (14)    Legal Proceedings

NBL, a wholly-owned subsidiary of NBP, has been named as a defendant in eleven currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and August 21, 2009.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include nine actions filed by individuals and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business.  NBP management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

NBP's wholly owned subsidiary, National Carriers, has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for NBP.

(15)     Business Segments

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB operates in one operating segment and reports only certain enterprise‑wide disclosures.

Customer Concentration

In the fiscal year ended August 29, 2009, one customer with its consolidated subsidiaries represented 9.6% of total sales, with no other customer representing more than 4.0% of total sales.  In the fiscal year ended August 29, 2008, one customer with its consolidated subsidiaries represented 7.8% of total sales, with no other customer representing more than 3.8% of total sales. In the fiscal year ended August 25, 2007, one customer with its consolidated subsidiaries represented approximately 6.8% of total sales with no other single customer representing more than 3.6% of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007 of approximately $608.2 million, $675.1 million and $561.9 million, respectively.  No single country accounted for more than 3% of total sales. The amount of assets maintained outside the United States of America is not material.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)     Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2009 and 2008 is set forth below (dollars in thousands, except per unit data):

		Operating	Net
		Income	Income	Basic Earnings / (Loss) Per		Diluted Earnings / (Loss) Per
	Net Sales	(Loss)	(Loss)	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2009 quarterly results:
November 29, 2008	$1,428,977	$2,084	$(3,245)	$(1.46)	$(2.96)	$(1.46)	$(2.96)
February 28, 2009	1,298,218	40,631	31,430	$14.10	$28.64	$13.90	$28.22
May 30, 2009	1,318,020	51,342	27,692	$12.43	$25.23	$12.24	$24.84
August 29, 2009	1,404,063	73,319	44,106	$19.79	$39.12	$19.51	$39.12
	$5,449,278	$167,376	$99,983

2008 quarterly results:
November 24, 2007	$1,398,102	$(16,078)	$(13,712)	$(6.15)	$(12.49)	$(6.15)	$(12.49)
February 23, 2008	1,305,950	(4,211)	(7,550)	$(3.39)	$(6.88)	$(3.39)	$(6.88)
May 31, 2008	1,529,624	77,902	39,282	$17.63	$35.79	$17.37	$35.27
August 30, 2008	1,613,616	89,187	44,191	$19.83	$40.26	$19.54	$39.68
	$5,847,292	$146,800	$62,211

(17)     Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition through November 13, 2009, the issuance date of the financial statements.