Form 10-Q
period 2009-11-28
U. S. Premium Beef, LLC
filed 2010-01-08
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009
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

The registrant’s units are not traded on an exchange or in any public market.  As of December 26, 2009, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit data)
	November 28,	August 29,
Assets	2009	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$18,864	$18,853
Accounts receivable, less allowance for returns and doubtful accounts
of $1,876 and $1,511, respectively	164,847	172,421
Due from affiliates	3,596	4,586
Other receivables	9,656	7,165
Inventories	187,320	175,300
Other current assets	16,115	16,602
Total current assets	400,398	394,927
Property, plant, and equipment, at cost	508,784	499,977
Less accumulated depreciation	186,498	175,103
Net property, plant, and equipment	322,286	324,874
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $13,117 and $12,123, respectively	61,310	62,302
Other assets	6,541	4,594
Total assets	$876,786	$872,948
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$28,796	$12,488
Cattle purchases payable	68,148	49,806
Accounts payable - trade	70,441	69,303
Due to affiliates	1,112	1,048
Accrued compensation and benefits	30,375	56,553
Accrued insurance	15,775	16,344
Other accrued expenses and liabilities	14,980	15,160
Distributions payable	3,179	10,942
Total current liabilities	232,806	231,644
Long-term liabilities:
Long-term debt, excluding current installments	273,292	293,400
Other liabilities	2,302	2,364
Total long-term liabilities	275,594	295,764
Total liabilities	508,400	527,408
Noncontrolling interest in NBP	207,677	183,407
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	109,417	111,085
Patronage notices	48,682	48,682
Accumulated other comprehensive income (loss) attributable to USPB	21	(1)
Total capital shares and equities attributable to USPB	158,120	159,766
Noncontrolling interest in Kansas City Steak Company, LLC	2,589	2,367
Total Capital Shares and Equities	160,709	162,133
Commitments and contingencies	-	-
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$876,786	$872,948

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit and per unit data)
	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
	(unaudited)	(unaudited)

Net sales	$1,342,610	$1,428,977

Costs and expenses:
Cost of sales	1,273,312	1,404,038
Selling, general, and administrative expenses	13,189	12,886
Depreciation and amortization	12,758	9,969
Total costs and expenses	1,299,259	1,426,893

Operating income	43,351	2,084

Other income (expense):
Interest income	31	181
Interest expense	(4,563)	(6,852)
Equity in loss of aLF Ventures, LLC	-	(25)
Other, net	4	392
Income (loss) before taxes	38,823	(4,220)

Income tax expense	(400)	(369)
Net income (loss)	$38,423	$(4,589)
Less: Net (income) loss attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(223)	(172)
National Beef Packing Company, LLC	(12,735)	1,516
Net income (loss) attributable to U.S. Premium Beef, LLC	$25,465	$(3,245)

Earnings (loss) per unit:
Basic
Class A units	$9.06	$(1.46)
Class B units	$24.89	$(2.95)
Diluted
Class A units	$8.92	$(1.46)
Class B units	$24.89	$(2.95)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	735,385
Diluted
Class A units	747,471	735,385
Class B units	755,385	735,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$38,423	$(4,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,758	9,969
Gain on disposal of property, plant, and equipment	(128)	(57)
Changes in assets and liabilities:
Accounts receivable	7,574	39,678
Due from affiliates	990	3,457
Other receivables	(2,491)	(318)
Inventories	(12,020)	(7,598)
Other assets	(443)	(19,413)
Cattle purchases payable	8,713	3,095
Accounts payable	(1,938)	(647)
Due to affiliates	64	(362)
Accrued compensation and benefits	(26,178)	(29,777)
Accrued insurance	(569)	827
Other accrued expenses and liabilities	(242)	29,348
Net cash provided by operating activities	24,513	23,613
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9,532)	(6,952)
Proceeds from sale of property, plant, and equipment	484	360
Net cash used in investing activities	(9,048)	(6,592)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(34,168)	23,633
Borrowings under term note payable	75,000	-
Payments of term notes payable	(258)	(257)
Repayments of other indebtedness / capital leases	(4,576)	(1,280)
Purchase and cancellation of senior notes	(39,798)	(2,340)
Cash paid for financing costs	(1,018)	-
Change in overdraft balances	12,705	7,393
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(11,179)	(19,406)
Member distributions	(12,184)	-
Net cash (used in) provided by financing activities	(15,476)	7,743
Effect of exchange rate changes on cash	22	(67)
Net increase in cash	11	24,697
Cash and cash equivalents at beginning of the period	18,853	77,399
Cash and cash equivalents at end of the period	$18,864	$102,096
Supplemental cash disclosures:
Cash paid during the period for interest	$3,552	$2,723
Cash paid during the period for taxes, net of refunds	$79	$136
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$55	$44

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 29, 2009.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (the ASC) under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards was superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

In December 2007, the FASB issued Business Combinations under ASC 805.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  The Company adopted ASC 805 on August 30, 2009 and the impact will depend on future acquisitions at the time.

Also in December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 under ASC 810-10-65 which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.  The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of non-controlling interests.

In February 2008, the FASB issued Fair Value Measurements under ASC 820-10 which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

(3) Inventories

Inventories at November 28, 2009 and August 29, 2009 consisted of the following (in thousands):

	November 28, 2009	August 29, 2009

Dressed and boxed meat products	$125,761	$119,274
Beef by-products	33,798	29,756
Supplies and other	27,761	26,270
	$187,320	$175,300

(4) Comprehensive Income (Loss) Attributable to USPB

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
Net income (loss)	$38,423	$(4,589)
Other comprehensive loss:
Foreign currency translation adjustments	(20)	(67)
Comprehensive income (loss)	$38,403	$(4,656)
Comprehensive (income) loss attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(223)	(172)
National Beef Packing Company, LLC	(12,735)	1,516
Comprehensive income (loss) attributable to USPB	$25,445	$(3,312)

(5) Noncontrolling Interests In NBP

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, NBP’s Chief Executive Officer, Timothy M. Klein (referred to herein as “Mr. Klein”), and/or NBPCo Holdings have the right to request that NBP repurchase their interests in NBP, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

The Company accounts for changes in the redemption value of the noncontrolling interests in NBP by accreting the change in value from the date of change through the earliest redemption date of the respective interests in NBP.  At November 28, 2009, the value of the noncontrolling interests in NBP was determined to be $253.9 million, which was in excess of its carrying value.  After giving effect to the accretion of value, the carrying value of noncontrolling interests in NBP at November 28, 2009 was $207.7 million.  Offsetting the change in the value of the noncontrolling interests in NBP is a corresponding change in members’ capital.

GAAP requires the Company to determine the fair value of the noncontrolling interests in NBP at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  Since the second quarter of fiscal year 2009, management has used certain agreed upon redemption prices that were used in the Unit Redemption Agreements in measuring the fair value of the noncontrolling interests in NBP held by NBPCo Holdings.  The Unit Redemption Agreement between NBP and Mr. Klein and affiliates provides for a formula-based method of calculating their Class B interests in NBP which was used in valuing the interest of Mr. Klein and affiliates at November 28, 2009.

The total value of the noncontrolling interests in NBP at November 28, 2009 increased by approximately $13.4 million compared to the value at August 29, 2009.  The increase in the value of the noncontrolling interests in NBP recorded on the balance sheet reflects the increase in the unit value represented by the Unit Redemption Agreements.

(6) Contingencies

National Beef Leathers LLC (NBL), a wholly-owned subsidiary of NBP, has been named as a defendant in fourteen currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County, Ray County, and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and December 17, 2009.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include twelve actions filed by individuals and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(7)  Fair Value Measurements

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of November 28, 2009 and also the level within the fair value hierarchy used to measure each category of assets.

(in thousands)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	November 28, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$542	$542	$-	$-

Other accrued expenses and liabilities - derivatives	$4,287	$3,628	$659	$-

Noncontrolling interests in NBP	$207,677	$-	$207,677	$-

The Company has not elected the option to report any of the selected financial assets and liabilities at fair value.

(8) Disclosure about Derivative Instruments and Hedging Activities

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative transactions pursuant to its established policies:

  Forward purchase contracts for cattle for use in the beef plants

  Exchange traded futures contracts for cattle

  Exchange traded futures contracts for grain

While management believes each of these instruments helps mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of sales in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as normal purchases and sales and not recorded at fair value.

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of November 28, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $6.0 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of November 28, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of November 28, 2009		As of November 28, 2009
	Balance		Balance
	Sheet		Sheet
	Location	Fair Value	Location	Fair Value

Accrued
	Other current		expenses and
Commodity contracts	assets	$542	other liabilities	$4,287
Total		$542		$4,287

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen week period ended November 28, 2009 (in thousands of dollars):

Derivatives Not	Location of Gain (Loss)	Amount of Gain
Designated as Hedging	Recognized in Income on	(Loss) Recognized
Instruments	Derivatives	in Income On
		13 weeks ended
		November 28, 2009

Commodity contracts	Net sales	$(6,757)
Commodity contracts	Cost of sales	3,543
Total		$(3,214)

(9) Income (Loss) Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income (loss) attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  Accordingly, for the thirteen week period ended November 28, 2009, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A’s and 67% to the Class B’s and the remainder of the income for the current quarter was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until eighteen months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement.

Diluted EPU was not computed for fiscal year 2010 for Class B units as the CEO exercised his right to purchase 20,000 Class B units at an exercise price of $0 per unit on August 4, 2009.   The diluted loss per linked unit calculation for the thirteen week period ending November 29, 2008 in the following table excludes the effect of the 20,000 unit purchase rights noted above as the effect of including them would have been anti-dilutive to the calculation.

Income (Loss) Per Unit Calculation
	13 weeks ended	13 weeks ended
	November 28,	November 29,
(In thousands, except unit and per unit data)	2009	2008
	(unaudited)	(unaudited)
Basic income (loss) per unit
Income (loss) attributable to USPB available to
unitholders (numerator)	$25,465	$(3,245)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	735,385

Per unit amount
Class A	$9.06	$(1.46)
Class B	$24.89	$(2.95)

Diluted income (loss) per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)	$25,465	$(3,245)

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	12,086	-
Units (denominator)	747,471	735,385

Weighted average outstanding Class B units	755,385	735,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	735,385

Per unit amount
Class A	$8.92	$(1.46)
Class B	$24.89	$(2.95)

(10) Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition through January 8, 2010, the issuance date of the financial statements.

On December 11, 2009, NBP provided notice of its intent to redeem the remaining $27.1 million aggregate principal amount of its senior notes on January 11, 2010. This $27.1 million in senior notes is recorded in long-term debt, excluding current maturities.

On December 7, 2009, the Company entered into the First Amendment to Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Amendment provides for the release from CoBank’s security interest of the portion of the National Beef Packing Company, LLC interests which are owned by U.S. Premium Beef, LLC and held by CoBank as Collateral that is to be exchanged in connection with the initial public offering of National Beef, Inc.  The Amendment also provides for a reduction in the amount available under the Tranche B Commitment to $10 million from $13 million.  The Amendment is effective if the initial public offering of National Beef, Inc. occurs on or before February 28, 2010.

On October 13, 2009, National Beef, Inc. (NBI) filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission regarding a proposed initial public offering (IPO) of shares of its Class A common stock.  On December 17, 2009, NBI postponed the IPO for an indefinite period of time. NBP has incurred approximately $2.1 million in IPO-related costs.  These IPO-related costs have been included in other receivables and other assets as they were to be reimbursed by NBI at the completion of the IPO.  These costs will be expensed if the Company does not proceed with the IPO during the second quarter of fiscal year 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety issues, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), product contamination and recall concerns, competitive practices and consolidation in the cattle production and processing industries and among our customers, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, trade barriers and exchange controls, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review Part II. Item 1A, Risk Factors, included in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Overall Industry Outlook

Although improving global and domestic economic conditions should begin to support beef demand in 2010, the overall United States (U.S.) employment situation is expected to keep potential gains in check.  Fed cattle supplies are expected to decline again during calendar year 2010 as the cattle industry continues to grapple with a slowing but ongoing herd liquidation.  The competing protein situation is expected to improve on projected smaller 2010 pork production and a slight increase in broiler output.  Absolute price levels for both cattle and beef are expected to increase modestly in calendar year 2010 from calendar year 2009 led primarily by contracting supply.  Any sustained gains in cattle and beef prices will require a much more robust demand than the past twelve months.  Global beef and beef by-product demand should continue to post modest year-on-year gains given the currency spreads to the U.S. dollar and improved overall economic conditions.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006 but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed for two days from the eligible supplier list to Mexico beginning on December 23, 2008 for an alleged issue that arose in September 2008 on a basis which we believe to be untrue and unfounded.  These constraints and uncertainties have historically had a negative impact on beef margins during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef could have a material adverse effect on the Company’s revenues and net income.

Recent Events

On December 7, 2009, the Company entered into the First Amendment to Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Amendment provides for the release from CoBank’s security interest of the portion of the National Beef Packing Company, LLC interests which are owned by U.S. Premium Beef, LLC and held by CoBank as Collateral that is to be exchanged in connection with the initial public offering of National Beef, Inc.  The Amendment also provides for a reduction in the amount available under the Tranche B Commitment to $10 million from $13 million.  The Amendment is effective if the initial public offering of National Beef, Inc. occurs on or before February 28, 2010.

On November 3, 2009, the United Food and Commercial Workers Union (the UFCWU) filed a petition with the Regional Office of the National Labor Relations Board (the NLRB) in Kansas City, Missouri seeking to represent 2,200 employees who work at NBP’s Dodge City, Kansas facility.  The UFCWU does not currently represent any employees at this location.  NBP estimates that there are approximately 2,700 to 2,800 eligible employees at the Dodge City facility to vote per NLRB standards.  The NLRB has set January 21 and 22, 2010 as the dates for the election.

Results of Operations

Thirteen weeks ended November 28, 2009 compared to thirteen weeks ended November 29, 2008

General.  Net income for the thirteen weeks ended November 28, 2009 of approximately $38.4 million was realized compared to a net loss of approximately $4.6 million for the thirteen weeks ended November 29, 2008, an improvement of $43.0 million.  Sales were lower in the thirteen weeks ended November 28, 2009 compared to the thirteen weeks ended November 29, 2008 due in part to an approximate 2.7% decrease in the average volume of cattle processed.  The average sales prices per head decreased approximately 2.6% during this reporting period as the demand for beef products during this quarter was not as strong as compared to the same quarter of last year.

Total costs and expenses of $1,299.3 million and $1,426.9 million for the thirteen weeks ended November 28, 2009 and November 29, 2008, respectively, were 96.8% and 99.9% as a percentage of net sales.  A drop in live cattle prices of approximately 10.5% was able to offset the drop in the volume of cattle processed and the drop in average sales prices per head, resulting in improved operating income of approximately $41.3 million for the thirteen week period ended November 28, 2009 as compared to the thirteen week period ended November 29, 2008.

Net Sales.  Net sales were $1,342.6 million for the thirteen weeks ended November 28, 2009 compared to $1,429.0 million for the thirteen weeks ended November 29, 2008, a decrease of $86.4 million, or 6.0%.  The decrease in net sales principally resulted from an approximate 2.6% decrease in the average sales prices per head during the first quarter of fiscal year 2010 as the demand for beef products during the thirteen weeks ended November 28, 2009 was not as strong as compared to the thirteen weeks ended November 29, 2008.  Also contributing to the decrease in net sales was an approximate 2.7% decline in the average volume of cattle processed.  Offsetting these decreases was an approximate $15.7 million loss on the mark to market adjustment on cattle futures contracts that we entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments that did not recur in the first quarter of fiscal year 2010.

Cost of Sales.  Cost of sales was $1,273.3 million for the thirteen weeks ended November 28, 2009 compared to $1,404.0 million for the thirteen weeks ended November 29, 2008, a decrease of approximately $130.7 million, or 9.3%.  The decrease was primarily a result of an approximate 10.5% decrease in cattle prices for the comparable periods.  Also contributing to the decrease was a decline in the volume of cattle processed of approximately 2.7% during the first quarter of fiscal year 2010 as compared to the same period of fiscal year 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.2 million for the thirteen weeks ended November 28, 2009 compared to $12.9 million for the thirteen weeks ended November 29, 2008, a slight increase of $0.3 million, or 2.3%.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $12.8 million for the thirteen weeks ended November 28, 2009 compared to $10.0 million for the thirteen weeks ended November 29, 2008, an increase of $2.8 million, or 28.0%.  Depreciation expense increased due to fixed assets being placed into service, primarily at our Dodge City and Liberal beef plants, during fiscal year 2009 and as a result of the purchase of the membership interests in April 2009, which was accounted for by USPB using the purchase method.

Operating Income.  Operating income was approximately $43.4 million for the thirteen weeks ended November 28, 2009 compared to operating income of approximately $2.1 million for the thirteen weeks ended November 29, 2008, an improvement of $41.3 million. This improvement in operating income during the first quarter of fiscal year 2010 resulted primarily from lower live cattle prices relative to the prices received for beef products and a lower negative mark to market adjustment on cattle futures contracts as compared to the first quarter of fiscal year 2009.

Interest Expense.  Interest expense was $4.6 million for the thirteen weeks ended November 28, 2009 compared to $6.9 million for the thirteen weeks ended November 29, 2008, a decrease of $2.3 million, or 33.3%.  The decrease in interest expense during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended ended November 29, 2008 was due primarily to the purchase and cancellation of senior notes of approximately $100.0 million during the twelve-month period ended November 28, 2009.  Also contributing to the decline in interest expense was (i) a decrease of approximately 98 basis points in interest rates on our variable rate debt during the thirteen weeks ended November 28, 2009 compared to the thirteen weeks ended ended November 29, 2008 and (ii) an approximate $30.5 million decrease in the weighted average principal amount of our variable rate debt at November 28, 2009 as compared to November 29, 2008.

Income Tax Expense.  Income tax expense was $0.4 million for the thirteen weeks ended November 28, 2009 and November 29, 2008, respectively.  Income tax expense is recorded on income from our subsidiary, National Carriers, Inc., which is organized as a C Corporation.

Net Income (Loss).  As a result of the factors described above, net income for the thirteen week period ended November 28, 2009 was approximately $38.4 million compared to a net loss of approximately $4.6 million for thirteen week period ended November 29, 2008, an increase of approximately $43.0 million.

Net (Income) Loss Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended November 28, 2009 was $12.7 million compared to noncontrolling interest in the net loss for the thirteen weeks ended November 29, 2008 of $1.5 million, a change of $14.2 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Liquidity and Capital Resources

As of November 28, 2009, we had net working capital (the excess of current assets over current liabilities) of approximately $167.6 million, which included $3.2 million in distributions payable and cash and cash equivalents of $18.9 million.  As of August 29, 2009, we had net working capital of approximately $163.3 million, which included $10.9 million in distributions payable and cash and cash equivalents of $18.9 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of November 28, 2009, we had $302.1 million of long-term debt, of which $28.8 million was classified as a current liability.  As of November 28, 2009, NBP’s Credit Facility consisted of a $251.9 million term loan, all of which was outstanding, and a $225.0 million revolving line of credit loan, which had no outstanding borrowings, outstanding letters of credit of $35.1 million and available borrowings of $154.7 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of its financial covenants under the Credit Facility as of November 28, 2009. USPB was in compliance with all of the financial covenants under its Amended and Restated Credit Agreement as of November 28, 2009.

In addition to outstanding borrowings under its Credit Facility, the Company  had outstanding borrowings under industrial revenue bonds of $12.2 million, senior notes of $27.1 million, a term loan with CoBank, of which approximately $1.8 million was outstanding, a $13.0 million revolving line of credit loan, which had no outstanding borrowings, and capital leases and other obligations of $9.1 million as of November 28, 2009.

On December 7, 2009, the Company entered into the First Amendment to Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Amendment provides for the release from CoBank’s security interest of the portion of the National Beef Packing Company, LLC interests which are owned by U.S. Premium Beef, LLC and held by CoBank as Collateral that is to be exchanged in connection with the initial public offering of National Beef, Inc.  The Amendment also provides for a reduction in the amount available under the Tranche B Commitment to $10 million from $13 million.  The Amendment is effective if the initial public offering of National Beef, Inc. occurs on or before February 28, 2010.

NBP believes that available borrowings under its Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  Under the April 13, 2009 amendment to its Credit Facility, NBP is required to purchase or redeem $100.0 million aggregate principal amount of its outstanding senior notes on or before December 31, 2009.  NBP financed this required purchase with the increased available line of credit of $25.0 million and increased available term borrowings of up to $75.0 million.  As of November 28, 2009, NBP has purchased the entire $100.0 million aggregate principal amount of its senior notes to be purchased.  On December 11, 2009, we provided notice of our intent to redeem the remaining $27.1 million aggregate principal amount of our senior notes on January 11, 2010.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of the obligations that affect liquidity, please see the Cash Payment Obligations table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

Operating Activities

Net cash provided by operating activities in the thirteen weeks ended November 28, 2009 was $24.5 million compared to $23.6 million in the thirteen weeks ended November 29, 2008.  The $0.9 million increase was due primarily to an increase of approximately $43.0 million in net income during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended November 29, 2008, offset by a net decrease in cash generated from changes in net current assets during the thirteen week period ended November 28, 2009 as compared to the thirteen week period ended November 29, 2008.

Investing Activities

Net cash used in investing activities was $9.0 million in the thirteen weeks ended November 28, 2009 compared to $6.6 million in the thirteen weeks ended November 29, 2008.  This increase in cash used was primarily attributable to an approximate $2.6 million increase in expenditures for property, plant and equipment during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended November 29, 2008.

Financing Activities

Net cash used in financing activities was $15.5 million during the thirteen weeks ended November 28, 2009 compared to net cash provided by financing activities of $7.7 million during the thirteen weeks ended November 29, 2008.  The change was primarily attributed to an approximate $57.8 million change in net revolver credit borrowings, the purchase and cancellation of an additional $37.5 million of the senior notes, and a $4.0 million increase in distributions.  This change was partially offset by an approximate $75.0 million in borrowings under our term note payable.

Amended and Restated Credit Agreement and Security Agreement

On December 7, 2009, the Company entered into the First Amendment to Amended and Restated Credit Agreement and Security Agreement (Agreement).  The Amendment provides for the release from CoBank’s security interest of the portion of the National Beef Packing Company, LLC interests which are owned by U.S. Premium Beef, LLC and held by CoBank as Collateral that is to be exchanged in connection with the initial public offering of National Beef, Inc.  The Amendment also provides for a reduction in the amount available under the Tranche B Commitment to $10 million from $13 million.  The Amendment is effective if the initial public offering of National Beef, Inc. occurs on or before February 28, 2010.

Amended and Restated Senior Credit Facility

Effective April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of its membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 units to help fund the redemption.  In addition, the terms of NBP’s Credit Facility were amended to:  (1) increase the borrowings under the Credit Facility by up to $100.0 million, of which up to $75.0 million is under the term loan and $25.0 million is available under the revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing the senior notes and require the repurchase or redemption of $100 million aggregate principal amount of senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a specified Funded Debt to EBITDA ratio.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids for amounts greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million.  As of November 28, 2009, the interest rates for the revolving loan and the term loan were approximately 5.25% and 4.10%, respectively.

NBP’s funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   As of November 28, 2009, NBP had met this borrowing base availability requirement under its Credit Facility.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

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

From time to time, NBP purchases cattle futures and options contracts.  Its primary use of these contracts is to partially determine its future input costs when it has committed forward sales purchase orders from customers at a specified fixed price.  On November 28, 2009, NBP held futures contracts covering approximately 136 million pounds of cattle.  The longest duration futures contract owned is thirteen months.  In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC Topic 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments helps mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of November 28, 2009 and August 29, 2009, the potential change in the fair value of the derivative instruments we hold that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.2 million and $16.4 million, respectively.  This significant change was primarily due to the cattle futures contracts that NBP entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of November 28, 2009, the weighted average interest rate on our $265.9 million of variable interest debt was approximately 3.93%.  As of August 29, 2009, the weighted average interest rate on our $229.5 million of variable rate debt was approximately 3.36%.

We had total interest expense of approximately $4.6 million during the thirteen weeks ended November 28, 2009.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.2 million during the thirteen weeks ended November 28, 2009.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan, South Korea and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 29, 2009 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended August 29, 2009 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At a Special Meeting of Members of USPB on November 2, 2009, members were asked to consider two amendments to USPB’s Limited Liability Company Agreement (LLC Agreement).  (The proposed amendments were described in a proxy statement mailed to members on October 21, 2009;  that proxy statement was included as Exhibit 20.1 to a report on Form 8-K filed by the Company on October 21, 2009.)  At the special meeting, USPB’s members approved two sets of amendments, including one set of amendments that modified the allocation of profits, losses, other allocation items and distributions between the Company’s Class A units and its Class B units.  The allocation amendments include provisions allocating profits and losses such that the holders of Class A units will receive 10% of the profit and loss experienced by the Company and the Class B units will receive 90% of the profit and loss experienced by the Company.  This is in contrast to the provisions of the LLC Agreement prior to the amendments; under the prior provisions, Class A units received 33% of the Company’s profit and loss and Class B units received 67% of profit and loss.

The other set of amendments clarified the authority of the Company to conduct redemptions of Class B units in certain circumstances.  Under those redemption amendments, the Company is now authorized to complete a voluntary redemption of Class B units either i) at a fixed priced determined by the Board of Directors and agreed to by the unitholders accepting the redemption offer or ii) at a price determined by those unitholders who wish to accept a redemption offer through a procedure such as a “Dutch Auction”.  In addition, subject to a number of conditions specified in the redemption amendments, the Company is authorized to complete the redemption of Class B units on a mandatory basis.

An affirmative vote of members holding a majority of the voting power of each class of units was required to approve the two proposals.  The members holding Class A units are each entitled to one vote per member, and the members holding Class B units are each entitled to one vote per Class B unit owned by such member.  Members delivered 333 valid ballots to the Company; ballots that were not delivered to the Company were considered a no vote.  Out of a potential of 449 Class A unit votes, 327 voted for the first proposal and 326 voted for the second proposal.  Out of 755,385 potential Class B unit votes, 651,586 voted for the first proposal and 650,578 voted for the second proposal.

The Annual Meeting of members of USPB was held on December 9, 2009. Other than approval of the minutes from the previous annual meeting, the members were asked to consider a proposal to amend the LLC Agreement to eliminate designations of “Odd Slot Class A Members,” “Even Slot Class A Members,” and “Seedstock Class A Member,” as a director qualification and to consider the election of two (2) directors to serve for three-year terms expiring after the 2012 fiscal year.

An affirmative vote of members holding a majority of the voting power of each class of units was required to approve the proposal to eliminate designations of “Odd Slot Class A Members,” “Even Slot Class A Members,” and “Seedstock Class A Member,” as a director qualification . The members holding Class A units are each entitled to one vote per member, and the members holding Class B units are each entitled to one vote per Class B unit owned by such member.  Members delivered 307 valid ballots to the Company; ballots that were not delivered to the Company were considered a no vote.  Out of a potential of 449 Class A unit votes, 303 voted for the amendment to the LLC Agreement. Out of 755,385 potential Class B unit votes, 644,194 voted for the amendment to the LLC Agreement.

For the election of two directors to the Board of Directors, the three nominees who stood for election were incumbent director Duane Ramsey and new candidates Jerry Bohn and Greg Glunz.  Biographical information regarding Messrs. Ramsey, Bohn and Glunz has previously been included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

At the Annual Meeting, under procedures established by the Company’s Nominating Committee, Messrs. Ramsey, Bohn and Glunz stood for election for the two open seats on the USPB Board of Directors.  USPB’s members elected Messrs. Bohn and Ramsey to serve as directors on the Board of Directors for a term that will expire after fiscal year 2012.  The election of the nominees was by a majority of the members present and voting at the Annual Meeting, expressed by a written ballot.  In the election, out of 53 valid ballots, Mr. Bohn received a total of 48 votes, Mr. Glunz received a total of 7 votes, and Mr. Ramsey received a total of 49 votes.  The other members of the Board of Directors, Messrs. Gardiner, Laue, McCloy, Morgan, and Sternberger continued in service as members of the USPB Board of Directors following the Annual Meeting.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits
	10.1	Amendment to the Limited Liability Company of U.S. Premium Beef, LLC, dated as of November 2, 2009 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on November 6, 2009).

	10.2	Amendment to the Limited Liability Company of U.S. Premium Beef, LLC, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2009).

	10.3	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of December 9, 2009 (filed herewith).

	10.4	First Amendment to Amended and Restated Credit Agreement and Security Agreement dated as of December 7, 2009 by and among U.S. Premium Beef, LLC and CoBank, ACB, an agricultural credit bank, as Agent and as the sole Syndication Party as of the date of the Amendment (filed herewith).

	10.5	Third Amendment to the Sixth Amended and Restated Credit Agreement dated as of October 8, 2009 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.9 (e) to National Beef, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-162443) filed with the SEC on December 2, 2009).

10.6	Fourth Amendment to the Sixth Amended and Restated Credit Agreement dated as of November 24, 2009 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.1 to National Beef Packing Company, LLC’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 1, 2009).

10.7	National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to National Beef, Inc.’s Registration Statement on Form S-1 (File No. 333-152443) filed with the SEC on October 13, 2009.)*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract.

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

Date: January 8, 2010

