Form 10-Q
period 2010-02-27
U. S. Premium Beef, LLC
filed 2010-04-09
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010
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

The registrant’s units are not traded on an exchange or in any public market.  As of March 27, 2010, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit data)
	February 27,	August 29,
Assets	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$25,523	$18,853
Accounts receivable, less allowance for returns and doubtful accounts
of $2,289 and $1,511, respectively	171,680	172,421
Due from affiliates	4,087	4,586
Other receivables	7,364	7,165
Inventories	188,552	175,300
Other current assets	18,054	16,602
Total current assets	415,260	394,927
Property, plant, and equipment, at cost	516,902	499,977
Less accumulated depreciation	198,614	175,103
Net property, plant, and equipment	318,289	324,874
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $14,098 and $12,123, respectively	60,333	62,302
Other assets	5,641	4,594
Total assets	$885,774	$872,948

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$10,443	$12,488
Cattle purchases payable	52,068	49,806
Accounts payable - trade	61,510	69,303
Due to affiliates	1,072	1,048
Accrued compensation and benefits	43,926	56,553
Accrued insurance	16,123	16,344
Other accrued expenses and liabilities	10,389	15,160
Distributions payable	18,653	10,942
Total current liabilities	214,184	231,644
Long-term liabilities:
Long-term debt, excluding current installments	290,828	293,400
Other liabilities	2,223	2,364
Total long-term liabilities	293,051	295,764
Total liabilities	507,235	527,408
Noncontrolling interest in NBP	228,056	183,407
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	99,116	111,085
Patronage notices	48,682	48,682
Accumulated other comprehensive income (loss) attributable to USPB	17	(1)
Total capital shares and equities attributable to USPB	147,815	159,766
Noncontrolling interest in Kansas City Steak Company, LLC	2,668	2,367
Total Capital Shares and Equities	150,483	162,133
Commitments and contingencies	-	-
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$885,774	$872,948

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit and per unit data)
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,340,926	$1,298,218	$2,683,536	$2,727,195

Costs and expenses:
Cost of sales	1,259,860	1,236,297	2,533,171	2,640,335
Selling, general, and administrative expenses	13,596	10,021	26,786	22,907
Depreciation and amortization	13,225	11,269	25,983	21,239
Total costs and expenses	1,286,681	1,257,587	2,585,940	2,684,481

Operating income	54,245	40,631	97,596	42,714

Other income (expense):
Interest income	6	63	36	245
Interest expense	(3,539)	(5,601)	(8,102)	(12,454)
Equity in loss of aLF Ventures, LLC	-	(24)	-	(49)
Termination Fee	-	14,572	-	14,572
Other, net	(3,785)	(4,237)	(3,780)	(3,845)
Income before taxes	46,927	45,404	85,750	41,183

Income tax benefit (expense)	48	(192)	(352)	(561)
Net income	46,975	45,212	85,398	40,622
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(568)	(546)	(791)	(717)
National Beef Packing Company, LLC	(15,174)	(13,236)	(27,909)	(11,720)
Net income attributable to U.S. Premium Beef, LLC	$31,233	$31,430	$56,698	$28,185

Earnings per unit:
Basic
Class A units	$4.25	$14.10	$13.95	$12.65
Class B units	$37.21	$28.64	$61.48	$25.68
Diluted
Class A units	$4.18	$13.90	$13.72	$12.46
Class B units	$37.21	$28.22	$61.48	$25.31

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	735,385	755,385	735,385
Diluted
Class A units	747,471	746,218	747,471	746,218
Class B units	755,385	746,218	755,385	746,218
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	26 weeks ended	26 weeks ended
	February 27, 2010	February 28, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$85,398	$40,622
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	25,983	21,239
Termination Fee	-	(14,572)
(Gain) loss on disposal of property, plant, and equipment	(120)	132
Write-off of Debt Issuance Costs	418	-
Changes in assets and liabilities:
Accounts receivable	741	52,240
Due from affiliates	501	4,194
Other receivables	(199)	(655)
Inventories	(13,252)	24,950
Other assets	(1,818)	(15,773)
Cattle purchases payable	223	(561)
Accounts payable	(4,818)	(11,688)
Due to affiliates	22	(653)
Accrued compensation and benefits	(12,627)	(23,793)
Accrued insurance	(221)	906
Other accrued expenses and liabilities	(4,912)	20,069
Net cash provided by operating activities	75,319	96,657
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(17,986)	(17,996)
Termination Fee	-	14,572
Proceeds from sale of property, plant, and equipment	683	894
Net cash used in investing activities	(17,303)	(2,530)
Cash flows from financing activities:
Net receipts under revolving credit lines	16,100	1,451
Borrowings under term note payable	75,000	-
Payments of term notes payable	(23,617)	(26,227)
Repayments of other indebtedness / capital leases	(5,245)	(4,200)
Purchase and cancellation of senior notes	(66,855)	-
Cash paid for financing costs	(1,103)	-
Change in overdraft balances	14,191	(17,383)
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(21,767)	(20,204)
Member distributions	(38,068)	(32,541)
Net cash used in financing activities	(51,364)	(99,104)
Effect of exchange rate changes on cash	18	(74)
Net increase (decrease) in cash	6,670	(5,051)
Cash and cash equivalents at beginning of the period	18,853	77,399
Cash and cash equivalents at end of the period	$25,523	$72,348
Supplemental cash disclosures:
Cash paid during the period for interest	$8,212	$12,097
Cash paid (received) during the period for taxes, net of $0 and $925 refunds,	$9	$(798)
respectively

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

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the senior notes, which were NBP’s senior unsecured obligations, ranking equal in right of payment with all of its other senior unsecured obligations.  The senior notes were retired on January 11, 2010.  NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(2) New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards was superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

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

Also in December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 under ASC 810-10-65 which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.  The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the non-controlling interest.

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

(3) Inventories

Inventories at February 27, 2010 and August 29, 2009 consisted of the following (in thousands):

	February 27, 2010	August 29, 2009

Dressed and boxed meat products	$121,479	$119,274
Beef by-products	39,085	29,756
Supplies and other	27,988	26,270
	$188,552	$175,300

(4) Comprehensive Income Attributable to USPB

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income	$46,975	$45,212	$85,398	$40,622
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	(8)	18	(74)
Comprehensive income	$46,971	$45,204	$85,416	$40,548
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(568)	(546)	(791)	(717)
National Beef Packing Company, LLC	(15,174)	(13,236)	(27,909)	(11,720)
Comprehensive income attributable to USPB	$31,229	$31,422	$56,716	$28,111

(5) Noncontrolling Interests In NBP

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, NBP’s Chief Executive Officer, Timothy M. Klein (Mr. Klein), and/or NBPCo Holdings have the right to request that NBP repurchase their interests in NBP, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

GAAP requires the Company to determine the fair value of the noncontrolling interests in NBP at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  Since the second quarter of fiscal year 2009, management has used certain agreed upon redemption prices that were used in the Unit Redemption Agreements in measuring the fair value of the noncontrolling interests in NBP held by NBPCo Holdings.  The Unit Redemption Agreement between NBP and Mr. Klein and affiliates provides for a formula-based method of calculating their Class B interests in NBP which was used in valuing the interest of Mr. Klein and affiliates at February 27, 2010.

The Company accounts for changes in the redemption value of the noncontrolling interests in NBP by accreting the change in value from the date of change through the earliest redemption date of the respective interests in NBP.  At February 27, 2010, the value of the noncontrolling interests in NBP was determined to be $264.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the noncontrolling interests in NBP increased by approximately $30.6 million through accretion during the twenty-six weeks ended February 27, 2010, resulting in the $228.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of February 27, 2010.

The total value of the noncontrolling interests in NBP at February 27, 2010 increased by approximately $23.6 million compared to the value at August 29, 2009.  Offsetting the change in the value of the noncontrolling interests in NBP is a corresponding change in members’ capital.

(6) Contingencies

National Beef Leathers LLC (NBL), a wholly-owned subsidiary of NBP, has been named as a defendant in seventeen currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County, Ray County, and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and March 12, 2010.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include fifteen actions filed by individual plaintiffs and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of February 27, 2010 and August 29, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	February 27, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$3,411	$1,408	$2,003	$-

Other accrued expenses and liabilities - derivatives	$861	$861	$-	$-

Noncontrolling interests in NBP	$228,056	$-	$228,056	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 29, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$1,442	$1,442	$-	$-

Other accrued expenses and liabilities - derivatives	$5,087	$3,535	$1,552	$-

Noncontrolling interests in NBP	$183,407	$-	$183,407	$-

The Company has not elected the option to report any of the selected financial assets and liabilities at fair value.  Management has used certain agreed upon redemption process in measuring the fair value of the noncontrolling interest in NBP.

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of February 27, 2010 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $3.2 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of February 27, 2010 (in thousands of dollars):

February 27, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
			Accrued
	Other current		expenses and
Commodity contracts	assets	$3,411	other liabilities	$861
Total		$3,411		$861
August 29, 2009	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Accrued
	Other current		expenses and
Commodity contracts	assets	$1,442	other liabilities	$5,087
Total		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week period ended February 27, 2010 (in thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on	Amount of Gain (Loss) Recognized in
Instruments	Derivatives	Income On Derivatives
		13 weeks ended	26 weeks ended
		February 27, 2010	February 27, 2010

Commodity contracts	Net sales	$3,588	$(3,169)
Commodity contracts	Cost of sales	4,393	7,937
Total		$7,981	$4,768

(9) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  Accordingly, for the thirteen week period ended February 27, 2010, the pro-rata share of income earned was allocated 10% to the Class A’s and 90% to the Class B’s.  For the twenty-six week period ended February 27, 2010, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A’s and 67% to the Class B’s and the remainder of the income for the twenty-six week period was allocated 10% to the Class A’s and 90% to the Class B’s.  Income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

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

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(In thousands, except unit and per unit data)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)	$31,233	$31,430	$56,698	$28,185

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	735,385	755,385	735,385

Per unit amount
Class A	$4.25	$14.10	$13.95	$12.65
Class B	$37.21	$28.64	$61.48	$25.68

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)	$31,233	$31,430	$56,698	$28,185

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,086	10,833	12,086	10,833
Units (denominator)	747,471	746,218	747,471	746,218

Weighted average outstanding Class B units	755,385	735,385	755,385	735,385
Effect of dilutive securities - Class B unit options	-	10,833	-	10,833
Units (denominator)	755,385	746,218	755,385	746,218

Per unit amount
Class A	$4.18	$13.90	$13.72	$12.46
Class B	$37.21	$28.22	$61.48	$25.31

(10) Subsequent Events

Effective as of the close of business on March 27, 2010, the Company’s Board of Directors determined that Class A units and Class B units may be issued, redeemed or transferred independently.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also Part II. Item 1A, Risk Factors, included in this report, and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Beef prices have responded positively since the beginning of 2010 due to weather related carcass weight declines, fewer cattle on feed, improved beef exports and smaller beef imports.  The smaller than expected domestic beef supply has also found modest support from a economy working its way slowly out of recession.  Meanwhile, competing meat supplies do not appear burdensome which should keep the overall protein supply in check and continue to support stronger year on year cattle and beef prices.  We believe that global beef and beef by-product demand will continue to improve on gradual economic gains and smaller global protein and by-product production.  For the remainder of 2010 and beyond, we expect that the cattle industry will continue to struggle with the long term implications of a herd reduction.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006 but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed for two days from the eligible supplier list to Mexico beginning on December 23, 2008 for an alleged issue that arose in September of 2008 on a basis which we believe to be untrue and unfounded.  These constraints and uncertainties have historically had a negative impact on beef margins during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef could have a material adverse effect on the Company’s revenues and net income.

Recent Events

On November 3, 2009, the United Food and Commercial Workers Union (UFCWU) filed a petition with the Regional Office of the National Labor Relations Board (NLRB) in Kansas City, Missouri seeking to represent approximately 2,200 employees who work at our Dodge City, Kansas facility.  On January 8, 2010, the UFCWU withdrew its petition for an election.

Results of Operations

Thirteen weeks ended February 27, 2010 compared to thirteen weeks ended February 28, 2009

General.  Net income for the thirteen weeks ended February 27, 2010 of approximately $47.0 million was realized compared to a net income of approximately $45.2 million for the thirteen weeks ended February 28, 2009, an improvement of $1.8 million.  Total costs and expenses of $1,286.7 million and $1,257.6 million for the thirteen weeks ended February 27, 2010 and February 28, 2009, respectively, were 96.0% and 96.9% as a percentage of net sales.  Continued stable demand for beef products and relative stability in cattle prices during the second quarter of fiscal year 2010 as compared to the same period of fiscal year 2009 allowed the sales prices to cover the cost of the cattle we processed.

Net Sales.  Net sales were $1,340.9 million for the thirteen weeks ended February 27, 2010 compared to $1,298.2 million for the thirteen weeks ended February 28, 2009, an increase of $42.7 million, or 3.3%.  The increase in net sales resulted primarily from a 3.1% increase in the number of cattle processed as well as a 1.9% increase in the sales prices per head in the thirteen weeks ended February 27, 2010 compared to the same period in the prior year.

Cost of Sales.  Cost of sales was $1,259.9 million for the thirteen weeks ended February 27, 2010 compared to $1,236.3 million for the thirteen weeks ended February 28, 2009, an increase of approximately $23.6 million, or 1.9%.  The increase was primarily a result of a 3.1% increase in the number of live cattle processed as well as a 0.4% increase in average cattle prices.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $13.6 million for the thirteen weeks ended February 27, 2010 compared to $10.0 million for the thirteen weeks ended February 28, 2009, an increase of $3.6 million, or 36.0%.  The increase reflects an increase legal expense of $2.2 million, an increase in advertising and promotion expense of approximately $0.5 million, an increase in travel and related expenses of approximately $0.3 million, and an increase in consulting expenses of approximately $0.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $13.2 million for the thirteen weeks ended February 27, 2010 compared to $11.3 million for the thirteen weeks ended February 28, 2009, an increase of $1.9 million, or 16.8%.  Depreciation expense increased due to fixed assets being placed into service, primarily at our Dodge City and Liberal beef plants, during fiscal year 2010 and as a result of the purchase of the membership interests in April 2009, which was accounted for by USPB using the purchase method.

Operating Income.  Operating income was approximately $54.2 million for the thirteen weeks ended February 27, 2010 compared to operating income of approximately $40.6 million for the thirteen weeks ended February 28, 2009, an improvement of $13.6 million, or 33.5%. The increased operating income resulted from an increase in sales price per head for beef products and relatively steady cattle prices.

Interest Expense.  Interest expense was $3.5 million for the thirteen weeks ended February 27, 2010 compared to $5.6 million for the thirteen weeks ended February 28, 2009, a decrease of $2.1 million, or 37.5%.  The decrease in interest expense during the thirteen weeks ended February 27, 2010 as compared to the same period last year was due primarily to a reduction in average daily borrowings of approximately 22.7% as well as the purchase and cancellation of NBP’s senior notes of approximately $27.1 million during the second quarter of fiscal year 2010 which contributed to a decrease of approximately 165 basis points in NBP’s average borrowing rate during the thirteen weeks ended February 27, 2010 as compared to the same period of last year.

Termination Fee.  The termination fee was $0.0 million in the thirteen weeks ended February 27, 2010 as compared to $14.6 million in the thirteen weeks ended February 28, 2009.  The one-time termination fee was received in fiscal year 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A., and the other holders of membership interests in NBP.

Other, net.  Other, net non-operating expense was approximately $3.8 million for the thirteen weeks ended February 27, 2010 compared to other, net non-operating expense of approximately $4.2 million for the thirteen weeks ended February 28, 2009, a decrease of approximately $0.4 million.  During the thirteen weeks ended February 27, 2010, we expensed costs incurred in connection with the attempted IPO by National Beef, Inc. in December 2009 of $2.2 million as well as expensing the remaining senior notes issuance fees of $0.2 million compared to the write-off of approximately $3.6 million of legal fees related to the termination of the MIPA and the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the same period of the prior year.

Income Tax Benefit (Expense).  Income tax income was approximately $0.0 million for the thirteen weeks ended February 27, 2010 compared to income tax expense of $0.2 million for the thirteen weeks ended February 28, 2009.  A decrease in income taxes for the period was primarily related to our subsidiary, National Carriers, Inc. (National Carriers).  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Net Income.  As a result of the factors described above, net income for the thirteen week period ended February 27, 2010 was approximately $47.0 million compared to a net income of approximately $45.2 million for the thirteen week period ended February 28, 2009, an increase of approximately $1.8 million, or 4.0%.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended February 27, 2010 was $15.2 million compared to noncontrolling interest in the net income for the thirteen weeks ended February 28, 2009 of $13.2 million, a change of $2.0 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Twenty-six weeks ended February 27, 2010 compared to twenty-six weeks ended February 28, 2009

General.  Net income for the twenty-six weeks ended February 27, 2010 of approximately $85.4 million was realized compared to a net income of approximately $40.6 million for the twenty-six weeks ended February 28, 2009, an improvement of $44.8 million.  Net sales were lower in the twenty-six weeks ended February 27, 2010 compared to those of the prior period primarily due to an average decrease in sales prices per head of approximately 0.4%.  The number of cattle processed during the current twenty-six week period was 0.1% more than the same period of last year.

Total costs and expenses of $2,585.9 million and $2,684.5 million for the twenty-six weeks ended February 27, 2010 and February 28, 2009, respectively, were 96.4% and 98.4% as a percentage of net sales.  A relatively stable demand for beef products and lower cattle prices allowed for increased sales prices to cover the cost of the live cattle that we processed during the twenty-six week period of fiscal year 2010 as compared to the same period of fiscal year 2009.

Net Sales.  Net sales were $2,683.5 million for the twenty-six weeks ended February 27, 2010 compared to $2,727.2 million for the twenty-six weeks ended February 28, 2009, a decrease of $43.7 million, or 1.6%.  The slight decrease in net sales resulted primarily from an average decrease in sales prices per head of 0.4% in the twenty-six weeks ended February 27, 2010  as compared to the same period in the prior year while the volume of cattle processed increased by approximately 0.1%.

Cost of Sales.  Cost of sales was $2,533.2 million for the twenty-six weeks ended February 27, 2010 compared to $2,640.3 million for the twenty-six weeks ended February 28, 2009, a decrease of approximately $107.1 million, or 4.1%.  The decrease was primarily a result of decreased live cattle prices that were approximately 5.4% lower than the twenty-six week period of last year.  Partially offsetting this decrease was a slight increase in cattle processed of approximately 0.1% for the current twenty-six week period ended February 27, 2010 as compared to the same period of fiscal year 2009.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $26.8 million for the twenty-six weeks ended February 27, 2010 compared to $22.9 million for the twenty-six weeks ended February 28, 2009, an increase of $3.9 million, or 17.0%.  The increase for this period is primarily due to an increase in legal expenses of approximately $2.1 million, an approximate $0.7 million increase in advertising and marketing expenses, an increase in consulting expense of approximately $0.4 million and an increase in salary expenses of approximately $0.4 million during the current period as compared to the same period of last year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $26.0 million for the twenty-six weeks ended February 27, 2010 compared to $21.2 million for the twenty-six weeks ended February 28, 2009, an increase of $4.8 million, or 22.6%.  Depreciation expense increased due to fixed assets being placed into service, primarily at our Dodge City and Liberal beef plants, during fiscal year 2010 and as a result of the purchase of the membership interests in April 2009, which was accounted for by USPB using the purchase method.

Operating Income.  Operating income was approximately $97.6 million for the twenty-six weeks ended February 27, 2010 compared to operating income of approximately $42.7 million for the twenty-six weeks ended February 28, 2009, an improvement of $54.9 million. The improved operating income resulted from a relatively stable demand for beef products and lower cattle prices which increased the margin of the live cattle we processed in the current twenty-six week period as compared to the same period of last year.

Interest Expense.  Interest expense was $8.1 million for the twenty-six weeks ended February 27, 2010 compared to $12.5 million for the twenty-six weeks ended February 28, 2009, a decrease of $4.4 million, or 35.2%.  The decrease in interest expense during the twenty-six weeks ended February 27, 2010 as compared to the same period last year was due primarily to a reduction in average daily borrowings of approximately 23.5%.  In addition, NBP purchased and cancelled the remaining $66.9 million of its senior notes during the twenty-six weeks ended February 27, 2010.

Termination Fee.  The termination fee was $0.0 million in the twenty-six weeks ended February 27, 2010 as compared to $14.6 million in the twenty-six weeks ended February 28, 2009.  The one-time termination fee was received in the fiscal year 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A., and the other holders of membership interests in NBP.

Income Tax Expense.  Income tax expense was $0.4 million for the twenty-six weeks ended February 27, 2010 compared to income tax expense of $0.6 million for the twenty-six weeks ended February 28, 2009.  A decrease in income taxes for the period was primarily related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Net Income.  As a result of the factors described above, net income for the twenty-six week period ended February 27, 2010 was approximately $85.4 million compared to net income of approximately $40.6 million for the twenty-six week period ended February 28, 2009, an increase of approximately $44.8 million.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the twenty-six weeks ended February 27, 2010 was $27.9 million compared to noncontrolling interest in the net income for the twenty-six weeks ended February 28, 2009 of $11.7 million, a change of $16.2 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Liquidity and Capital Resources

As of February 27, 2010, we had net working capital (the excess of current assets over current liabilities) of approximately $201.1 million, which included $18.7 million in distributions payable and cash and cash equivalents of $25.5 million.  As of August 29, 2009, we had net working capital of approximately $163.3 million, which included $10.9 million in distributions payable and cash and cash equivalents of $18.9 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of February 27, 2010, we had $301.2 million of long-term debt, of which $10.4 million was classified as a current liability.  As of February 27, 2010, NBP’s Credit Facility consisted of a $228.8 million term loan, all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $50.3 million, outstanding letters of credit of $25.2 million and available borrowings of $137.9 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of its financial covenants under the Credit Facility as of February 27, 2010. USPB was in compliance with all of the financial covenants under its Amended and Restated Credit Agreement as of February 27, 2010.

In addition to outstanding borrowings under its Credit Facility, the Company had outstanding borrowings under industrial revenue bonds of $12.2 million, a term loan with CoBank, of which approximately $1.5 million was outstanding, a $13.0 million revolving line of credit loan, which had no outstanding borrowings, and capital leases and other obligations of $8.4 million as of February 27, 2010. During the quarter ended February 27, 2010, NBP redeemed the entire outstanding borrowings under its senior notes in the amount of $27.1 million.

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

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended February 27, 2010 was $75.3 million compared to $96.7 million in the twenty-six weeks ended February 28, 2009.  The $21.4 million change was primarily due net cash being used in inventory and less cash being used in accounts receivable, offset by $45.0 million provided by additional net income for the twenty-six week period of fiscal year 2010 compared to the same period of the prior year.

Investing Activities

Net cash used in investing activities was $17.3 million in the twenty-six weeks ended February 27, 2010 compared to $2.5 million in the twenty-six weeks ended February 28, 2009.  The change was primarily the result of the $14.6 million termination fee received in the twenty-six week period in the prior year.

Financing Activities

Net cash used in financing activities was $51.4 million during the twenty-six weeks ended February 27, 2010 compared to net cash used in financing activities of $99.1 million during the twenty-six weeks ended February 28, 2009.  The change was primarily attributed to the $66.9 million purchase and cancellation of the senior notes, offset by $75.0 million in borrowings under our term note payable and an increase of approximately $14.6 million in net revolving credit borrowings and a $31.6 million change in the impact of overdraft balances during the current twenty-six week period as compared to the same period of last year.

Amended and Restated Senior Credit Facility

Effective April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of its membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of NBP’s Credit Facility were amended to:  (1) increase the borrowings under its Credit Facility by up to $100.0 million; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing senior notes and require the repurchase or redemption of $100 million of NBP’s senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if it expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of February 27, 2010, the interest rates for the revolving loan and the term loan were approximately 4.45% and 3.48%, respectively.

NBP’s funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  As of February 27, 2010, NBP had met this borrowing base availability requirement under its Credit Facility.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for working capital requirements, capital expenditures and other general corporate purposes.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

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

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP’s property, changes in control of NPB, the failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting NBP’s business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

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

From time to time, NBP purchases cattle futures and options contracts.  The primary use of these contracts is to partially fix NBP’s future input costs when it has committed forward sales purchase orders from customers at a specified fixed price.  The longest duration futures contract owned is thirteen months.  In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC Topic 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of February 27, 2010, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $7.3 million.  As of August 29, 2009, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $16.4 million.  This change was primarily due to the cattle futures contracts that NBP entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although NBP operates in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Interest Rates. As a result of the Company’s normal borrowing and leasing activities, its operating results are exposed to fluctuations in interest rates, which are managed primarily through its regular financing activities. The Company generally maintains limited investments in cash and cash equivalents.

The Company has long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Its variable interest expense is sensitive to changes in the general level of interest rates.  As of February 27, 2010, the weighted average interest rate on the $291.3 million of variable rate debt was approximately 3.5%.

We had total interest expense of approximately $8.1 million during the twenty-six week period ending February 27, 2010.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.5 million in the twenty-six week period ending February 27, 2010.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended February 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits
	3.1	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of April 7, 2010 (filed herewith).

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: April 9, 2010