Form 10-Q
period 2010-05-29
U. S. Premium Beef, LLC
filed 2010-07-09
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of June 26, 2010, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except unit data)
	May 29,	August 29,
Assets	2010	2009
	(unaudited)
Current assets:
Cash and cash equivalents	$24,744	$18,853
Accounts receivable, less allowance for returns and doubtful accounts
of $3,391 and $1,511, respectively	205,786	172,421
Due from affiliates	3,886	4,586
Other receivables	7,070	7,165
Inventories	216,706	175,300
Other current assets	18,596	16,602
Total current assets	476,788	394,927
Property, plant, and equipment, at cost	527,330	499,977
Less accumulated depreciation	210,688	175,103
Net property, plant, and equipment	316,642	324,874
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $15,147 and $12,123, respectively	59,589	62,302
Other assets	5,473	4,594
Total assets	$944,743	$872,948

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$7,665	$12,488
Cattle purchases payable	63,100	49,806
Accounts payable - trade	66,691	69,303
Due to affiliates	1,128	1,048
Accrued compensation and benefits	65,472	56,553
Accrued insurance	15,162	16,344
Other accrued expenses and liabilities	12,333	15,160
Distributions payable	28,606	10,942
Total current liabilities	260,157	231,644
Long-term liabilities:
Long-term debt, excluding current installments	280,373	293,400
Other liabilities	2,155	2,364
Total long-term liabilities	282,528	295,764
Total liabilities	542,685	527,408
Noncontrolling interest in NBP	264,371	183,407
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	86,350	111,085
Patronage notices	48,682	48,682
Accumulated other comprehensive income (loss) attributable to USPB	6	(1)
Total capital shares and equities attributable to USPB	135,038	159,766
Noncontrolling interest in Kansas City Steak Company, LLC	2,649	2,367
Total Capital Shares and Equities	137,687	162,133
Commitments and contingencies	-	-
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$944,743	$872,948

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per unit and per unit data)
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,537,879	$1,318,020	$4,221,415	$4,045,215

Costs and expenses:
Cost of sales	1,429,435	1,242,304	3,962,607	3,882,639
Selling, general, and administrative expenses	14,734	12,426	41,520	35,333
Depreciation and amortization	13,320	11,948	39,303	33,186
Total costs and expenses	1,457,489	1,266,678	4,043,430	3,951,158

Operating income	80,390	51,342	177,985	94,057

Other income (expense):
Interest income	6	47	43	291
Interest expense	(3,539)	(5,884)	(11,640)	(18,337)
Equity in loss of aLF Ventures, LLC	-	(8)	-	(57)
Termination Fee	-	-	-	14,572
Other, net	256	(585)	(3,524)	(4,431)
Income before taxes	77,113	44,912	162,864	86,095

Income tax expense	(376)	(380)	(728)	(941)
Net income	76,737	44,532	162,136	85,154
Less: Net income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(58)	(232)	(850)	(950)
National Beef Packing Company, LLC	(24,687)	(16,608)	(52,595)	(28,327)
Net income attributable to U.S. Premium Beef, LLC	$51,992	$27,692	$108,691	$55,877

Earnings per unit:
Basic
Class A units	$7.07	$12.43	$22.75	$25.07
Class B units	$61.95	$25.23	$121.74	$50.91
Diluted
Class A units	$6.96	$12.24	$22.38	$24.70
Class B units	$61.95	$24.84	$121.74	$50.16

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	735,385	755,385	735,385
Diluted
Class A units	747,471	746,838	747,471	746,435
Class B units	755,385	746,838	755,385	746,435
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$162,136	$85,154
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	40,075	33,186
Termination fee	-	(14,572)
(Gain) loss on disposal of property, plant, and equipment	(154)	119
Write-off of debt issuance costs	418	1,317
Changes in assets and liabilities:
Accounts receivable	(33,365)	29,192
Due from affiliates	702	3,771
Other receivables	95	(2,316)
Inventories	(41,406)	11,702
Other assets	(3,357)	(3,990)
Cattle purchases payable	5,505	7,767
Accounts payable	(1,680)	(4,542)
Due to affiliates	78	(99)
Accrued compensation and benefits	8,919	(10,443)
Accrued insurance	(1,182)	(87)
Other accrued expenses and liabilities	(3,060)	7,591
Net cash provided by operating activities	133,724	143,750
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(28,867)	(35,600)
Termination fee	-	14,572
Proceeds from sale of property, plant, and equipment	974	1,240
Net cash used in investing activities	(27,893)	(19,788)
Cash flows from financing activities:
Net receipts under revolving credit lines	3,718	62,723
Borrowings under term note payable	75,000	-
Payments of term notes payable	(23,875)	(26,485)
Repayments of other indebtedness / capital leases	(5,838)	(3,104)
Purchase and cancellation of senior notes	(66,855)	(45,479)
Member capital redeemed	-	(125,484)
Payments of patronage notices	-	(1,960)
Minority owner capital contribution	-	19,643
Cash paid for financing costs	(1,017)	-
Change in overdraft balances	6,883	(1,750)
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(32,531)	(22,395)
Member distributions	(55,432)	(42,093)
Net cash used in financing activities	(99,947)	(186,384)
Effect of exchange rate changes on cash	7	(32)
Net change in cash	5,891	(62,454)
Cash and cash equivalents at beginning of the period	18,853	77,399
Cash and cash equivalents at end of the period	$24,744	$14,945
Supplemental cash disclosures:
Cash paid during the period for interest	$11,369	$15,916
Cash paid/(received) during the period for taxes, net of $0 and $925 refunds,	$779	$(729)
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

(2) New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

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

Also in December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 under ASC 810-10-65, which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.  The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the non-controlling interest.

In February 2008, the FASB issued Fair Value Measurements under ASC 820-10, which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

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

Inventories at May 29, 2010 and August 29, 2009 consisted of the following (in thousands):

	May 29, 2010	August 29, 2009

Dressed and boxed meat products	$141,139	$119,274
Beef by-products	39,546	29,756
Supplies and other	36,021	26,270
	$216,706	$175,300

(4) Comprehensive Income Attributable to USPB

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income	$76,737	$44,532	$162,136	$85,154
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11)	42	(7)	(32)
Comprehensive income	$76,726	$44,574	$162,129	$85,122
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(58)	(232)	(850)	(950)
National Beef Packing Company, LLC	(24,687)	(16,608)	(52,595)	(28,327)
Comprehensive income attributable to USPB	$51,981	$27,734	$108,684	$55,845

 (5) Noncontrolling Interests In NBP

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, NBP’s Chief Executive Officer, Timothy M. Klein (Klein Affiliates), and/or NBPCo Holdings have the right to request that NBP repurchase their interests in NBP, the value of which is to be determined by a specified formula or a mutually agreed appraisal process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

GAAP requires the Company to determine the fair value of the noncontrolling interests in NBP at the end of each reporting period.  To the extent this value increases, the change in fair value is accreted over the redemption period.  In determining the fair value of the noncontrolling interests in NBP held by NBPCo Holdings as of May 29, 2010, management has considered previous redemption prices, valuations of peer companies and other factors.  A portion of the Klein Affiliates’ noncontrolling interest in NBP as of May 29, 2010 was valued based upon the redemption that occurred on June 2, 2010, as described in Note 10 below.  The remaining noncontrolling interest in NBP held by the Klein Affiliates as of May 29, 2010 was valued based upon a contractually stipulated valuation formula.

The Company accounts for changes in the redemption value of the noncontrolling interests in NBP by accreting the change in value from the date of change through the earliest redemption date of the respective interests in NBP.  At May 29, 2010, the value of the noncontrolling interests in NBP was determined to be $295.4 million, which was in excess of its carrying value.  Accordingly, the carrying value of the noncontrolling interests in NBP increased by approximately $31.2 million through accretion during the thirty-nine weeks ended May 29, 2010, resulting in the $264.4 million carrying value, as reflected in the accompanying consolidated balance sheet as of May 29, 2010.

The total value of the noncontrolling interests in NBP at May 29, 2010 increased by approximately $54.9 million compared to the value at August 29, 2009.  Offsetting the change in the value of the noncontrolling interests in NBP is a corresponding change in members’ capital.

(6) Contingencies

National Beef Leathers, LLC (NBL), a wholly-owned subsidiary of NBP, is a named defendant in two currently pending purported class actions involving NBL's tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri.  The lawsuits allege that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs are seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring. On May 11, 2010, the court issued an order ruling that NBL is not liable under a successor liability theory for the conduct of the tannery’s previous owner and another party prior to NBL’s purchase of the tannery.   As a result of this ruling, the plaintiffs in 15 lawsuits filed between April 22, 2009 and April 29, 2010, in the Circuit Courts of Buchannan County, Clinton County, and DeKalb County, Missouri seeking damages for economic damages, punitive damages, diminished property values and medical monitoring voluntarily dismissed their claims against NBL in June 2010.  NBL believes it has meritorious defenses to the claims in the remaining two lawsuits and intends to defend them vigorously.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of May 29, 2010 and August 29, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	May 29, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$4,629	$4,629	$-	$-

Other accrued expenses and
liabilities - derivatives	$3,008	$261	$2,747	$-

Noncontrolling interests in NBP	$264,371	$-	$61,963	$202,408

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 29, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$1,442	$1,442	$-	$-

Other accrued expenses and
liabilities - derivatives	$5,087	$3,535	$1,552	$-

Noncontrolling interests in NBP	$183,407	$-	$183,407	$-

 Management has used certain agreed-upon redemption prices in measuring the fair value of the Klein Affiliates noncontrolling interest in NBP, which is classified as level 2 as of May 29, 2010.  NBPCo Holdings shares are based upon unobservable inputs, thus classified as level 3 as of May 29, 2010.  Management has used certain agreed-upon redemption prices in measuring the noncontrolling interest in NBP as of August 29, 2009.  During the 3 months ended May 29, 2010 we have transferred the calculated fair value of NBPCo’s noncontrolling interests in NBP from level 2 to level 3 based upon the change in valuation techniques due to the amount of time lapsed and changes in business from the previous agreed-upon redemption price.

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of May 29, 2010 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement, and are netted on the consolidated balance sheets.  None of the derivatives entered into have credit-related contingent features.  NBP has $3.4 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of May 29, 2010 and August 29, 2009 (in thousands of dollars):

May 29, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Accrued expenses
	Other current		and other
Commodity contracts	assets	$4,629	liabilities	$3,008
Total		$4,629		$3,008
August 29, 2009	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Accrued expenses
	Other current		and other
Commodity contracts	assets	$1,442	liabilities	$5,087
Total		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week period ended May 29, 2010 (in thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on	Amount of Gain (Loss) Recognized in
Instruments	Derivatives	Income On Derivatives
		13 weeks ended	39 weeks ended
		May 29, 2010	May 29, 2010

Commodity contracts	Net sales	$(11,866)	$(8,697)
Commodity contracts	Cost of sales	8,794	857
Total		$(3,072)	$(7,840)

 (9) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  Accordingly, for the thirteen week period ended May 29, 2010, the pro-rata share of income earned was allocated 10% to the Class A’s and 90% to the Class B’s.  For the thirty-nine week period ended May 29, 2010, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A’s and 67% to the Class B’s and the remainder of the income for the thirty-nine week period was allocated 10% to the Class A’s and 90% to the Class B’s.  Income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.   On March 27, 2010, the Class A and Class B units were de-linked, allowing the transfer of each class of units without a concurrent transfer of a unit of the other Class.

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

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(In thousands, except unit and per unit data)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)	$51,992	$27,692	$108,691	$55,877

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	735,385	755,385	735,385

Per unit amount
Class A	$7.07	$12.43	$22.75	$25.07
Class B	$61.95	$25.23	$121.74	$50.91

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)	$51,992	$27,692	$108,691	$55,877

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,086	11,453	12,086	11,050
Units (denominator)	747,471	746,838	747,471	746,435

Weighted average outstanding Class B units	755,385	735,385	755,385	735,385
Effect of dilutive securities - Class B unit options	-	11,453	-	11,050
Units (denominator)	755,385	746,838	755,385	746,435

Per unit amount
Class A	$6.96	$12.24	$22.38	$24.70
Class B	$61.95	$24.84	$121.74	$50.16

(10) Subsequent Events

On June 2, 2010, NBP entered into a Unit Redemption Agreement pursuant to Section 12.5 of its LLC Agreement to redeem at agreed upon redemption prices a portion of the membership interests in NBP that are owned or controlled by its Chief Executive Officer, Timothy M. Klein.   As a result, Mr. Klein’s affiliates received $8.0 million for their redeemed units, and he retained his position with NBP.

In addition, NBP’s Credit Facility was amended and restated on June 4, 2010.  The amendment and restatement increased the available borrowings under NBP’s term loan to $375.0 million, increased the revolving line of credit to $250.0 million, reduced the applicable margin of the term loan and revolving line of credit, extended the maturity date of the term loan to June 2015 and revised the payment schedule of the term loan, among other things.  The related bank financing charges of approximately $4.1 million will be amortized over the life of the loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets; the availability and prices of live cattle, natural resources and commodities; food safety; livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE); competitive practices and consolidation in the cattle production and processing industries; actions of domestic or foreign governments; hedging risk; changes in interest rates and foreign currency exchange rates; consumer demand and preferences; the cost of compliance with environmental and health laws; loss of key customers; loss of key employees; labor relations; and consolidation among our customers.

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

Industry Outlook

Year-to-year increases in placement of cattle on feed during the spring quarter will provide adequate fed cattle supplies going into the fall quarter.  However, industry herd liquidation persists and from a macro perspective keeps longer term cattle supplies in a downward trend.   The lack of expansion in pork output and very modest growth in poultry will keep per capita protein supplies in check and provide underlying support to cattle and beef prices.  General economic conditions remain tenuous and will continue to dominate market potential over the coming months.  Global trade prospects remain positive on similar global supply issues as well as the potential for stronger economic performance.

Recent Developments

On June 22, 2010, the Grain Inspection and Packers and Stockyards Administration published a proposed rule adding new regulations under the Packers and Stockyards Act.  If adopted, the new regulations could have a significant impact on marketing and procurement practices in the beef processing industry and could affect how we procure cattle for our value-added programs and how we process and market value-added beef products. We cannot presently assess the full economic impact of the proposed rule on the beef processing industry or on our operations.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  These constraints and uncertainties have had a negative impact on beef export demand.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef could have a material adverse affect on the Company’s revenues and net income.

Results of Operations

Thirteen weeks ended May 29, 2010 compared to thirteen weeks ended May 30, 2009

General.  Net income for the thirteen weeks ended May 29, 2010 was approximately $76.7 million compared to approximately $44.5 million for the thirteen weeks ended May 30, 2009, an increase of approximately $32.2 million.  Sales were higher in the thirteen weeks ended May 29, 2010 compared to the thirteen weeks ended May 30, 2009 due in part to an approximate 3.1% increase in the average volume of cattle processed per week and increase in the average sales prices per head of approximately 14.8% during this reporting period.

Total costs and expenses of approximately $1,457.5 million for the thirteen weeks ended May 29, 2010 were 94.8% as a percent of sales compared to approximately $1,266.7 million for the thirteen weeks ended May 30, 2009, or 96.1% as a percent of sales.  An increase in the volume of cattle processed and cost of live cattle, and a decrease in total costs as a percentage of sales resulted in increased operating income of approximately $29.1 million for the thirteen week period of fiscal year 2010 as compared to the thirteen week period of fiscal year 2009.

Net Sales.  Net sales were approximately $1,537.9 million for the thirteen weeks ended May 29, 2010 compared to approximately $1,318.0 million for the thirteen weeks ended May 30, 2009, an increase of approximately $219.9 million, or 16.7%.  The increase in net sales resulted from an approximate 3.1% increase in the average volume of cattle processed per week.  Also contributing to the increase in sales was an increase in average sales prices per head of about 14.8% during the thirteen week period ended May 29, 2010 compared to the similar thirteen week period of fiscal year 2009.

Cost of Sales.  Cost of sales was approximately $1,429.4 million for the thirteen weeks ended May 29, 2010 compared to approximately $1,242.3 million for the thirteen weeks ended May 30, 2009, an increase of approximately $187.1 million, or 15.1%.  The increase resulted primarily from an approximate 3.1% increase in the number of cattle processed, and an increase in live cattle prices of approximately 14.2%.  Partially offsetting these increases was a decrease in the average cattle weights of approximately 1.2% during the thirteen week period of fiscal year 2010 as compared to the thirteen week period of fiscal year 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $14.7 million for the thirteen weeks ended May 29, 2010 compared to approximately $12.4 million for the thirteen weeks ended May 30, 2009, an increase of approximately $2.3 million, or 18.5%.  The increase reflects an increase in bad debt expense of approximately $1.4 million, advertising and promotion expense of approximately $0.4 million, and an increase in salaries of approximately $0.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $13.3 million for the thirteen weeks ended May 29, 2010 compared to approximately $11.9 million for the thirteen weeks ended May 30, 2009, an increase of approximately $1.4 million, or 11.8%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2010.

Operating Income.  Operating income was approximately $80.4 million for the thirteen weeks ended May 29, 2010 compared to approximately $51.3 million for the thirteen weeks ended May 30, 2009, an increase of approximately $29.1 million, or 56.7%.  The increase in operating income for the thirteen week period ending May 29, 2010, resulted primarily from a decrease in expenses as a percentage of sales of approximately 1.4%, driven by improved demand characteristics for beef products, as compared to the thirteen week period ended May 30, 2009.

Interest Expense.  Interest expense was approximately $3.5 million for the thirteen weeks ended May 29, 2010 compared to approximately $5.9 million for the thirteen weeks ended May 30, 2009, a decrease of approximately $2.4 million, or 40.7%.  The decrease in interest expense during the thirteen weeks ended May 29, 2010 as compared to the thirteen week period ended May 30, 2009 was due primarily to the purchase and cancellation of the remaining $66.9 million of NBP’s senior notes during the second quarter of fiscal year 2010 resulting in a decrease of approximately $3.0 million in interest expense compared to the thirteen week period ended May 30, 2009.

Other, net.  Other, net non-operating income was approximately $0.3 million for the thirteen weeks ended May 29, 2010 compared to other net non-operating expense of approximately $0.6 million for the thirteen weeks ended May 30, 2009, an increase of approximately $0.9 million.

Income Tax Expense.  Income tax expense was approximately $0.4 million for the thirteen weeks ended May 29, 2010 compared to income tax expense of $0.4 million for the thirteen weeks ended May 30, 2009.  Income taxes for the period was primarily related to NBP’s subsidiary, National Carriers, Inc. (National Carriers).  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended May 29, 2010 was $24.7 million compared to noncontrolling interest in the net income for the thirteen weeks ended May 30, 2009 of $16.6 million, a change of $8.1 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Thirty-nine weeks ended May 29, 2010 compared to thirty-nine weeks ended May 30, 2009

General.  Net income for the thirty-nine weeks ended May 29, 2010 was approximately $162.1 million compared to net income of approximately $85.2 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $76.9 million.  Sales were 4.4% higher in the thirty-nine week period ended May 29, 2010 compared to the thirty-nine week period ended May 30, 2009 primarily due in part to an approximate 1.1% increase in the number of cattle processed, and a 4.6% increase in the average sales price per head.

Total costs and expenses of approximately $4,043.4 million for the thirty-nine weeks ended May 29, 2010 were 95.8% as a percent of sales compared to approximately $3,951.2 million for the thirty-nine weeks ended May 30, 2009, or 97.7% as a percent of sales.  An increase in the volume of cattle processed and cost of live cattle, and a decrease in total costs as a percentage of sales resulted in increased operating income of approximately $83.9 million for the thirty nine weeks ended May 29, 2010 compared to the same thirty nine week period of fiscal year 2009.

Net Sales.  Net sales were approximately $4,221.4 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $4,045.2 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $176.2 million, or 4.4%.  Net sales increased primarily due to an approximate 1.1% increase in the number of cattle processed, and a 4.6% increase in the average sales price per head, during the thirty-nine weeks ended May 29, 2010 as compared to the thirty-nine weeks ended May 30, 2009.

Cost of Sales.  Cost of sales was approximately $3,962.6 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $3,882.6 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $80.0 million, or 2.1%.  The increase in cost of sales for the thirty-nine weeks ended May 29, 2010 resulted primarily from an approximate 1.1% increase in the number of cattle processed, and an increase of approximately 0.9% in live cattle prices as compared to the thirty-nine week period of fiscal year 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $41.5 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $35.3 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $6.2 million, or 17.6%.  The increase for this period is primarily due to an increase in legal fees of $2.1 million, increase in bad debt expense of approximately $1.6 million, increase in marketing of approximately $1.1 million, increase in travel for the period of approximately $0.9 million, and increased consulting expenses of approximately $0.8 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $39.3 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $33.2 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $6.1 million, or 18.4%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants during fiscal year 2010.

Operating Income.  Operating income was approximately $178.0 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $94.1 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $83.9 million.  The increase in operating income for the thirty-nine week period ended May 29, 2010, resulted primarily from a decrease in the expenses as a percentage of sales of approximately 2.0%, as compared to the thirty-nine week period ended May 30, 2009.

Interest Expense.  Interest expense was approximately $11.6 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $18.3 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $6.7 million, or 36.6%.  The decrease in interest expense during the thirty-nine weeks ended May 30, 2009 as compared to the thirty-nine week period ended May 30, 2009 was due primarily to the purchase and cancellation of the remaining $66.9 million of NBP’s senior notes during the second quarter of fiscal year 2010 resulting in a decrease of approximately $7.6 million in interest expense compared to the thirty-nine week period ended May 30, 2009.

Termination Fee.  The termination fee was $0.0 million in the thirty-nine weeks ended May 29, 2010 as compared to $14.6 million in the thirty-nine weeks ended May 30, 2009.  The one-time termination fee was received in the fiscal year 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A., and the other holders of membership interests in NBP.

Other, net.  Other, net non-operating expense was approximately $3.5 million for the thirty-nine weeks ended May 29, 2010 compared to other, net non-operating expense of approximately $4.4 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $0.9 million.

Income Tax Expense.  Income tax expense was approximately $0.7 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $0.9 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $0.2 million, or 22.2%.  This decrease in income taxes was primarily related to NBP’s subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirty-nine weeks ended May 29, 2010 was $52.6 million compared to noncontrolling interest in the net income for the thirty-nine weeks ended May 30, 2009 of $28.3 million, a change of $24.3 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Liquidity and Capital Resources

As of May 29, 2010, we had net working capital of approximately $216.6 million, which included $28.6 million in distributions payable and cash and cash equivalents of $24.7 million.  As of August 29, 2009, we had net working capital of approximately $163.3 million, which included $10.9 million in distributions payable and cash and cash equivalents of $18.9 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of May 29, 2010, we had $288.0 million of long-term debt, of which $7.7 million was classified as a current liability.  As of May 29, 2010, NBP’s Credit Facility consisted of a $228.8 million term loan, all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $37.9 million, outstanding letters of credit of $26.0 million and available borrowings of $161.2 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  NBP was in compliance with all of our financial covenants under our Credit Facility as of May 29, 2010.  USPB was in compliance with all of the financial covenants under its Amended and Restated Credit Agreement as of May 29, 2010.

In addition to outstanding borrowings under its Credit Facility, the Company had outstanding borrowings under industrial revenue bonds of $12.2 million, a term loan with CoBank, of which approximately $1.2 million was outstanding, a $13.0 million revolving line of credit loan, which had no outstanding borrowings, and capital leases and other obligations of $7.9 million as of May 29, 2010. During the quarter ended May 29, 2010, NBP redeemed the entire outstanding borrowings under its senior notes in the amount of $27.1 million.

As noted within Note 10, NBP amended and restated the terms of its Credit Facility as of June 4, 2010.  See the “Amended and Restated Senior Credit Facility” section below for additional details related to the amendment and restatement.

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

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended May 29, 2010 was $134.0 million compared to net cash provided by operating activities of $143.8 million in the thirty-nine weeks ended May 30, 2009.  The $9.8 million change was primarily due to net income of approximately $162.1 million during the thirty-nine week period ended May 29, 2010 as compared to the net income of $85.2 million during the thirty-nine week period ended May 30, 2009.  The increase in net income is offset by a decrease in cash provided by accounts receivable and inventory of approximately of $62.6 and $53.1 million respectively.

Investing Activities

Net cash used in investing activities was $27.9 million in the thirty-nine weeks ended May 29, 2010 compared to $19.8 million in the thirty-nine weeks ended May 30, 2009.  The decrease in cash used was primarily the result of the $14.6 million termination fee received in the twenty-six week period in the prior year and to a decrease in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal, Dodge City and Case Ready facilities, in the current year.

Financing Activities

Net cash used in financing activities was approximately $100.0 million in the thirty-nine weeks ended May 29, 2010 compared to net cash used in financing activities of $186.4 million in the thirty-nine weeks ended May 30, 2009.  The decrease in cash used in financing activities was primarily attributed to an approximate $125.5 million redemption of member capital in the prior period, and an additional $75.0 million borrowings on the term loan in the current period.  These decreases are offset by an approximate $23.4 million increase in member and non-controlling interest distributions paid in the current year, the purchase and cancellation of approximately $66.9 million aggregate principal amount of NBP’s senior notes compared to $45.5 million in the same period of the prior year, $59.0 million reduction in net receipts under the revolving loan, and an approximate $19.6 million member capital contribution during the prior reporting period.

Amended and Restated Senior Credit Facility

Effective as of June 4, 2010, NBP’s Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove the limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LLP and National Carriers, Inc., as loan parties and guarantors.  The related financing charges, of approximately $4.1 million, will be amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on funded debt to EBITDA ratio with grids based on different ratios.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes.  The Credit Facility is secured by a first priority lien on substantially all of the assets of NPB and its subsidiaries.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments, beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan.  All outstanding loan amounts are due and payable June 4, 2015.  Prepayment of the loans is allowed at any time.

The Credit Facility contains customary affirmative covenants relating to NBP and its subsidiaries, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants relating to NBP and its subsidiaries, including, without limitation, restrictions on the following: cash distributions to its members, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.  The ability of NBP and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP’s property, changes in control of NBP, or failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans.  The Credit Facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of May 29, 2010, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.7 million.  As of August 30, 2009, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $16.4 million.  This change was primarily due to the cattle futures contracts that NBP entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although NBP operates in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Interest Rates. As a result of the Company’s normal borrowing and leasing activities, its operating results are exposed to fluctuations in interest rates, which managed primarily through its regular financing activities. The Company generally maintains limited investments in cash and cash equivalents.

The Company has long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 29, 2010, the weighted average interest rate on our $278.9 million of variable rate debt was approximately 5.2%.

We had total interest expense of approximately $11.6 million during the thirty-nine week period ending May 29, 2010.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $4.0 million in the thirty-nine week period ending May 29, 2010.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended May 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

USPB continues to monitor the initial public offering market and may pursue taking National Beef, Inc. public in the future.

Item 6. Exhibits.

(A)	Exhibits

10.1	Amended and Restated Credit Agreement dated as of June 4, 2010 entered into by and between National Beef Packing Company, LLC, certain of its subsidiaries, and various lenders (incorporated by reference to Exhibit 10.1 (File No. 333-111407) to Form 8-K filed with the SEC on June 8, 2010).

10.2	Unit Redemption Agreement by and between NATIONAL BEEF PACKING COMPANY, LLC, TKK INVESTMENTS, LLC, and TMKCo, LLC, (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on June 8, 2010).

10.3	Fifth Amended Exhibit 3.1 to National’s Limited Liability Company Agreement (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on June 8, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: July 9, 2010