Form 10-K
period 2010-08-28
U. S. Premium Beef, LLC
filed 2010-10-29
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2010
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  No 

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of October 27, 2010, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company and “USPB” refers to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) prior to consolidation.  As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.                  BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

U.S. Premium Beef, LLC (USPB) was organized in July 1996 as a Kansas cooperative by a steering committee of cattle producers. USPB’s goal is to provide market access and improve the marketing and processing of beef products requiring higher quality cattle for wholesale and retail customers and consumers while providing higher returns to cattle producers. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

USPB holds approximately 69.3% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.8% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 5.9% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

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

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered nearly 8.4 million head of cattle to NBP for processing since it commenced deliveries.

On August 6, 2003, USPB became the majority owner in NBP.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.  Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the Conversion, there were 691,845 units of Class A interests and 691,845 units of Class B interests.  Initially, each Class A unit was linked to its corresponding Class B unit and each pair of linked units, if transferred, were required to be transferred together.  On March 27, 2010, the board of directors amended the USPB’s LLC Agreement to enable the Class A and Class B units to be transferred separately.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount into the LLC as Patronage Notices.

On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef.  As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California, LP (NBC), a subsidiary of NBP.  USPB then exchanged the limited partnership units with NBP for a higher ownership percentage in NBP.  After the acquisition, Brawley Beef, LLC changed its name to Desert Beef, LLC.

On April 14, 2009, NBP, U.S. Premium Beef, LLC’s majority owned subsidiary, redeemed all of the membership interests in NBP that were owned or controlled by its former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.  In order to partially finance such redemptions, USPB contributed cash of approximately $55.8 million in exchange for a higher ownership percentage in NBP.

On June 4, 2010, NBP, U.S. Premium Beef, LLC’s majority owned subsidiary, redeemed 164,631 NBP Class B units held by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.  As a result of the redemption, our ownership percentage in NBP increased.

When the Conversion occurred, holders of USPB Class A units were entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November, 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders to 10%.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

When the Conversion occurred, holders of USPB Class B units were entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November, 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class B unitholders to 90%.  Holders of USPB Class B units have no cattle delivery commitment.

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

Cattle delivered by USPB’s unitholders and associates are delivered to NBP for processing (with the effect that NBP is USPB’s sole customer). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

Pursuant to the Uniform Cattle Delivery and Marketing Agreement, payment for cattle is based on the individual carcass quality of cattle delivered. In addition to the payments described in this section, the cooperative paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative’s taxable income and were distributed to the cooperative’s shareholders and associate members in proportion to the number of cattle delivered to the cooperative by its shareholders and associate members. As a result, the patronage dividends received by the cooperative’s shareholders and associate members reflected the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of Class A and Class B units held and the respective rights of those units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the United States (U.S.), accounting for approximately 14% of the federally inspected steer and heifer slaughter during fiscal year ended August 28, 2010, as reported by the United States Department of Agriculture (USDA).  During the fiscal year ended August 28, 2010, NBP generated approximately $5.8 billion in total net sales and had net income of approximately $248.0 million.

Led by an entrepreneurial management team, NBP began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, it has successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing its value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  NBP has invested approximately $410 million from the beginning of fiscal year 2001 through the end of fiscal year 2010 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products.  In 1997, USPB entered into a strategic relationship with NBP.  In fiscal year 2010, USPB members supplied NBP with approximately 20% of the cattle NBP processed pursuant to its contractual arrangement with USPB.  NBP believes its relationship with USPB provides it with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in NBP’s value-added and other programs.

NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  NBP emphasizes the sale of higher-margin, value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its branded products under several trade names including Black Canyon® Angus Beef ,Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef® and Imperial Valley® Premium Beef.  In addition to the brands we own, also part of its value-added product line is the Certified Angus Beef ®, a registered trademark (used with permission) of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef ® and Nuestro Rancho®, registered trademarks (used with permission) of Certified Hereford Beef, LLC.  In addition, NBP is a majority owner of Kansas City Steak Company, LLC (Kansas City Steak), which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

NBP markets its products to retailers, food service providers, distributors, further processors, and the U.S. military.  Value-added products represented approximately 35% of NBP’s total net sales, and a substantially higher proportion of its operating profit, during fiscal year 2010.  NBP currently exports its products to more than 25 countries and has dedicated sales offices in Japan, South Korea, and China.  NBP’s export sales represented approximately 11% of its net sales for the fiscal year ended August 28, 2010.  According to export data from PIERS, NBP is currently the largest exporter of chilled beef produced in the U.S. to Japan.

NBP believes its Dodge City, Kansas and Liberal, Kansas beef processing facilities are among the highest capacity and most efficient plants in the U.S.  In addition, NBP believes its beef processing facility in Brawley, California is among the newest in the industry.  These three beef processing facilities are located to provide efficient access to a ready supply of high quality cattle.  NBP’s two case-ready facilities, which take primal cuts and further process and package meat to customer specifications, are located in Hummels Wharf, Pennsylvania and Moultrie, Georgia and service key customers in readily accessible high density population centers.  NBP also owns and operates a refrigerated and livestock transportation company, National Carriers, Inc., or National Carriers, as part of its commitment to provide high service levels to its customers and suppliers.

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

In March 2009, NBP expanded its value-added product portfolio through its acquisition of a wet blue tanning facility in Saint Joseph, Missouri.  NBP sells its wet blue tanned hides to processors that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel, and furniture.  NBP believes supplementing its value-added product portfolio through further processing of a portion of its hides will generate additional profit for NBP.

NBP’s total value-added sales in fiscal year 2010 were approximately $2,038.4 million, comprising approximately 35% of its total net sales. This represents a compound annual growth rate of 17% from approximately $595.2 million of total value-added sales in fiscal year 2002.  NBP believes its value-added products will continue to be an important contributor to its profitability.  Margins on NBP’s value-added products historically have been less volatile than margins on its commodity products.

Differentiated Cattle Supply.  USPB is contractually obligated to deliver approximately 735,000 head of cattle per year to NBP.  NBP believes the cattle it receives from USPB members are of high quality, which is important for NBP’s value-added programs.  In fiscal year 2010, pursuant to the contractual arrangement with NBP, USPB members provided NBP with approximately 20% of the total cattle NBP processed.  NBP believes this supply relationship with USPB provides it with significant competitive advantages, including: (i) the ability to consistently provide NBP’s customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

NBP’s two largest beef processing facilities, which represent approximately 86% of its slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 48% of the cattle on feed in the U.S. during fiscal year 2010.  A significant portion of USPB’s unitholders and associates are located in this area.  NBP’s third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom NBP has cattle supply agreements.

The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. NBP has invested more than $410 million from the beginning of fiscal year 2001 through the end of fiscal year 2010 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products. NBP believes its beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, NBP expanded its daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently Western U.S. and Asian export markets. NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve key customers in high density population centers in the Eastern U.S.  NBP is in the process of an expansion project (budgeted at approximately $28.5 million) at its tannery in St. Joseph, Missouri, which is expected to be completed in 2012. This project, which was contemplated as part of the acquisition plan for the tannery assets in March 2009, is designed to increase the capacity and product capabilities of the tannery facility. NBP believes this facility will be one of the largest and most efficient wet blue processing plants in the world once this expansion is completed.

Customer and Channel Diversification. NBP has a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer.  NBP sells its products to retailers, food service providers, distributors, further processors, the U.S. military and through other channels.  Across these channels, NBP serves over 1,100 customers worldwide, which represent most major retailers and food service providers in the U.S.  In fiscal year 2010, no one customer represented more than 3% of its total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 10% of its total net sales.  NBP’s top 10 customers represented approximately 31% of its total net sales in fiscal year 2010.

Export products provide NBP with geographic diversification and reduce its reliance on the U.S. market.   Of NBP’s export sales for fiscal year 2010, approximately 57% were meat and offal products.  The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Disciplined Financial Management. NBP’s indebtedness of $246.5 million as of August 28, 2010 represents approximately 0.8 times its earnings before interest, taxes, depreciation and amortization, or EBITDA, for the 52 weeks ended August 28, 2010 (EBITDA is calculated in a substantially similar manner under NBP’s amended and restated credit facility, or the Credit Facility).  This relatively low leverage provides NBP with significant operating and financial flexibility to respond to market conditions and to capitalize on business opportunities. A core aspect of NBP’s disciplined approach to financial management is its proprietary management information systems that enable it to make data driven, analytical decisions to operate efficiently, allocate capital prudently and manage risk.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. NBP is led by an experienced management team. Timothy M. Klein, its Chief Executive Officer, has more than 30 years of experience in the beef processing industry and is a founding member and significant owner of NBP. The rest of NBP’s executive management team has, on average, over 24 years of industry experience and over 12 years with NBP. NBP believes its entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Its entrepreneurial culture is evidenced by its record of growth, emphasis on individual employee accountability and company-wide focus on profitability. NBP has never experienced a work stoppage at any of its facilities.

NBP’s Business Strategy

Expand Sales of Value-Added Products. NBP’s value-added sales grew to approximately $2,038.4 million in fiscal year 2010 from approximately $595.2 million in fiscal year 2002, representing a compound annual growth rate of approximately 17%. NBP intends to continue expanding sales of value-added products by increasing its penetration with existing customers, targeting new customers that are well-suited for its value-added programs and expanding the number of value-added products NBP offers. NBP believes that the investments it has already made in its value-added business, including in retail merchandising expertise, customer service and fulfillment capabilities and operational/processing technologies, along with its differentiated cattle supply chain, position it well to capitalize on this strategy. For example, NBP has been a leader in establishing the case-ready market, and believes its experience will enable it to benefit from increased customer interest in the advantages case-ready products provide, such as reducing labor costs and workplace injuries associated with slicing beef, reducing food safety risks and shifting the square footage currently used by ‘‘back-of-the-store’’ portioning and packaging to higher profit uses. In addition to beef products, NBP’s value-added initiatives also include its wet blue tanning business. NBP is in the process of expanding its tanning operation, which is expected to be completed in 2012.  When the project is completed, NBP expects to be able to process nearly all of the hides it produces at its Kansas beef processing plants.

Pursue Additional Export Opportunities. NBP believes international markets present a significant growth and profit opportunity. NBP believes protein demand will increase in the long term due to rising living standards and a growing middle class in developing countries.  As a leading producer of beef products, NBP believes it is well-positioned to serve this growing global demand.  According to export data from PIERS, NBP is currently the largest exporter of chilled beef produced in the U.S. to Japan. South Korea is another significant market for U.S. beef, and NBP believes it can leverage its existing relationships to grow its business there. Although the margins NBP realizes on export sales can vary significantly by product and market, on average NBP currently realizes higher margins on export sales than on domestic sales.

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

Continuing Focus on Margin Expansion. NBP’s operating philosophy is to seek to maximize its profits on all cattle it processes regardless of prevailing commodity prices or stage of the cattle cycle. NBP endeavors to accomplish this through management actions, such as reduction of operating costs, increasing price realization across the entire carcass and improving product yields. NBP believes its proprietary management information systems allow it to more accurately measure costs and yields against relevant benchmarks and to make better processing decisions with respect to the cattle it procures in order to increase profitability.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 25.4 billion pounds of beef in calendar year 2009. According to the USDA, beef consumption in the United States increased from approximately 24.3 billion pounds in 1992 to approximately 26.9 billion pounds in calendar year 2009, representing a compound annual growth rate of 0.6%.

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

During the past few decades, consumer demand for beef products in the U.S. has generally grown in line with population growth, which is a key driver of aggregate demand.  We believe consumer demand for U.S. exports in international markets is driven not only by population growth, but also by economic growth. As international consumers’ economic circumstances improve, they increasingly shift their diets to protein.  The ability of the U.S. beef industry to supply the growing international demand has been hindered in certain international markets following the discovery of isolated cases of Bovine Spongiform Encephalopathy, or BSE (also commonly referred to as mad cow disease), in 2003 and 2004, that resulted in the temporary closing of those markets to U.S. beef.  Industry-wide export sales, however, have been increasing from 2004 through mid-2010, trending toward their pre-2003 levels.

In recent years, one U.S. beef processor eliminated approximately two million head per year of slaughter capacity in four plants.  These eliminations represented a reduction of approximately 7% of total U.S. industry-wide capacity based on information from Cattle Buyers Weekly, and industry publication, and have helped improve the supply/demand balance of beef in the U.S. and export markets.  We currently do not expect the industry to experience a material increase in capacity for the foreseeable future.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP’s products compete with a large number of other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, and JBS USA LLC.  NBP management believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty.  In particular, NBP focuses on quality, food safety, customer service and the offering of value-added programs on an ongoing basis. Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than NBP does.

Regulation

NBP’s operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the Food and Drug Administration (FDA), the U.S. Environmental Protection Agency (EPA) and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of its products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, Food Safety and Inspection Service (FSIS) published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  NBP immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. FSIS published a final rule on July 13, 2007, making permanent the interim regulations issued in January 2004 that prohibits the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  NBP works closely with the USDA and other regulatory agencies to help ensure its operations comply with all applicable food safety laws and regulations.

NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions. In general (unless otherwise agreed in writing by NBP’s livestock suppliers), this statute requires NBP to make full payment for livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that NBP make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. Any delay or attempt to delay payment as required by the PSA will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold in trust for the benefit of its unpaid livestock suppliers all livestock it purchases in cash sales (as well as all inventories of, or receivables for or proceeds from, meat, meat food products or livestock products derived from these cash sales) until the sellers have received full payment. As of August 28, 2010, NBP has secured a bond of $35.9 million to satisfy these requirements.

            On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. If adopted as written, the proposed rule appears to, among other things:

  eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices;

  require packers to maintain written records justifying deviations from standard price or contract terms offered to livestock producers;

  prohibit packers from purchasing cattle from other packers or their affiliates; and

  limit a packer’s ability to purchase cattle through dealers operating as packer buyers.

If adopted as written, the new regulations could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, if adopted as written, the proposed regulations could impair NBP’s ability to pay premiums for cattle that meet the quality standards for its value-added or export programs, thus affecting how NBP (i) procures cattle for these programs and (ii) processes and markets value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on NBP’s operations or financial results.

NBP’s Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits expired on January 25, 2010, but were administratively extended pending renewal by the Kansas Department of Health and Environment, (KDHE), of NBP’s renewal applications.  The Brawley and St. Joseph plants are subject to secondary air permits which are in place.  The Moultrie and Hummels Wharf plants are subject only to certain reporting requirements. NBP’s Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley, facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant. In February 2010, KDHE requested the Liberal plant submit a construction permit application and a ‘‘Best Available Control Technology,’’ (BACT) analysis for a bone dryer that was installed in the Liberal plant in 1981 by a prior owner of the Liberal plant. NBP has completed the BACT analysis and has submitted a construction permit for the bone dryer pursuant to KDHE’s request.

All of NBP’s plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. NBP has an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. NBP has an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant, and has a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant. This permit was reissued in March 2010, and NBP is making the capital improvements needed to meet new phosphorus limits that are in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in NBP’s wastewater at Moultrie are estimated at approximately $3.2 million, of which approximately $1.6 million was spent during fiscal year 2010, with the remaining included in NBP’s fiscal year 2011 capital expenditure budget. The Eastern Snyder County Regional Authority has informed NBP that it will need to reduce nutrients in its wastewater in the future at the Hummels Wharf plant. NBP expects to construct additional wastewater treatment facilities at the plant to respond to such request at a future date. NBP has upgraded its treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and is in the process of making improvements that will allow it to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls. The City has increased sewer rates to the Brawley Plant and has suggested that a capacity charge may also be needed in connection with the required upgrades. Such charges may significantly increase NBP’s operational costs at Brawley.

Storm water discharges from NBP’s plants are regulated pursuant to general permits issued by the respective states with the exception of Missouri which does not have a general permit program available to the St. Joseph tannery. The Missouri Department of Natural Resources made a comprehensive storm water inspection at the tannery in April-May 2009 and in an inspection report and Notice of Violation requested that the plant submit an application for storm water discharges which previously had been determined to be discharged to the City publicly-owned treatment works and, thus, not requiring a permit. NBP submitted the requested permit application in November 2009.

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

NBP’s subsidiary, National Beef Leathers, is cooperating with governmental investigations related to the St. Joseph tannery.  The company’s operations began at this facility in March 2009.  Region 7 EPA, in cooperation with the Missouri Department of Natural Resources, (MDNR), is investigating the land application of sludge from the tannery wastewater treatment facility to numerous parcels of farmland in a four county area in Northwest Missouri over many years by the former owner of the tannery. The sludge was classified as a fertilizer in Missouri.  NBP has cooperated with the investigations in providing records of land application prepared by the prior owner/operator of the tannery, Prime Tanning, and have provided assistance in interpreting those records. For a six and one-half week period of time following NBP’s purchase of certain assets of Prime Tanning, NBP land applied wastewater treatment sludge to portions of two parcels of land. In April-May, 2009, Region 7 EPA and MDNR conducted a multi-media inspection of the St. Joseph tannery.  Following that inspection, EPA issued one information request pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, and the Clean Air Act; a second information request pursuant to the Resource Conservation and Recovery Act, and one Notice of Violation under the Resource Conservation and Recovery Act. The MDNR has issued a Storm Water Notice of Violation (discussed above). NBP has responded to the information requests and to the Notices of Violation.

NBP’s plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises. NBP also reports accidental releases of hazardous substances pursuant to the Superfund law and amendments and state law counterparts.

In fiscal year 2010, NBP incurred expenses of approximately $4.4 million in environmentally-related capital expenditures, of which approximately $1.6 million was spent for wastewater improvements at its Moultrie plant.  NBP anticipates environmentally-related capital expenditures of approximately $4.4 million in fiscal year 2011, of which approximately $1.6 million is budgeted for wastewater improvements at its Moultrie plant.

In addition to the environmental matters discussed above, from time to time NBP receives notices from regulatory authorities and others asserting that it are not in compliance with some laws and regulations. In some instances, litigation ensues.

Employees

As of August 28, 2010, NBP had approximately 9,100 employees, of which approximately 43% are represented by collective bargaining agreements.  Approximately 2,700 employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2012. Approximately 1,100 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  Approximately 80 of NBP’s employees at the St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

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

Intellectual Property

NBP holds a number of trademarks and domain names it believes are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, Leading the Way in Quality Beef®, Royal Blue™ Leather, Regal Blue Leather™, and Radiant Blue Leather™. NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which it sells its products. Currently, NBP has a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

Legal Proceedings

National Beef Leathers, LLC, (NBL), a wholly-owned subsidiary of NBP, is a named defendant in two currently pending purported class actions involving NBL's tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri. The lawsuits allege that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs are seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring. On May 11, 2010, the court issued an order ruling that NBL is not liable under a successor liability theory for the conduct of the tannery’s previous owner and another party prior to NBL’s purchase of the tannery.   As a result of this ruling, the plaintiffs in 15 lawsuits filed between April 22, 2009 and April 29, 2010, in the Circuit Courts of Buchannan County, Clinton County, and DeKalb County, Missouri seeking damages for economic damages, punitive damages, diminished property values and medical monitoring voluntarily dismissed their claims against NBL in June 2010.  NBL believes it has meritorious defenses to the claims in the remaining two lawsuits and intends to defend them vigorously.

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

NBP is subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock, such as BSE (also commonly referred to as mad cow disease) or foot-and-mouth disease could result in restrictions on sales of products to NBP’s customers or purchases of livestock from its suppliers. Also, outbreaks of these diseases, or the perception by the public that such an outbreak has occurred or other concerns regarding such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by NBP’s customers and create adverse publicity may have a material adverse effect on consumer demand and, as a result, on NBP’s results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on NBP.

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

NBP’s margins are dependent on the price at which its beef products can be sold and the price it pays for raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for competing or complimentary products, such as pork and poultry.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as Specific Risk Materials, (SRMs), have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.

The supply and market price of the livestock that constitute NBP’s principal raw material and represent the substantial majority of its cost of goods sold are dependent upon a variety of factors over which NBP has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on NBP’s future margins.  In addition, NBP purchases approximately 52% of the cattle it processes on the open market.  If NBP does not attract and maintain acceptable relationships with growers, the quantity, quality or pricing of its supply of cattle could be negatively affected.

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

In fiscal year 2010, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 11% of NBP’s total net sales and these sales on average had a higher margin than its sales generally.   A reduction in its international sales would likely adversely affect its margins.  In addition, NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

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

NBP’s operations are subject to extensive and increasingly stringent regulations, including those relating to wastewater and storm water discharges, air emissions, waste handling and disposal and remediation of soil and groundwater contamination that are administered by the U.S. Environmental Protection Agency, (EPA) and state, local and other authorities.  In many areas, these laws and regulations are becoming increasingly stringent.  Failure to comply with these laws and regulations can have serious consequences for NBP, including criminal as well as civil and administrative penalties and negative publicity. NBP has incurred and will continue to incur significant capital and operating expenditures to adapt to more stringent regulations and to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could result in currently unanticipated investigations, assessments or expenditures, and may require NBP to incur significant additional costs. Because the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and NBP has not accrued any reserve for any potential future costs.

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

In most locations, NBP’s processing facilities rely on municipal or other regional governmental agencies for its water supply and for the treatment of its wastewater discharges. These entities themselves are subject to environmental laws regarding the quality of their water discharges, and must meet permit limits. If permit limits become more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In those locations where NBP is a significant volume discharger, it is possible it may be asked to contribute toward the costs of such upgrades, or NBP may become subject to significant increases in water or sewer charges in order for such upgrade costs to be recouped.

As described in Item 1, Business – Legal Proceedings, NBL, a wholly-owned subsidiary of NBP, is a named defendant in two currently pending purported class actions involving NBL's tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri. The lawsuits allege that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs are seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring.   NBL believes it has meritorious defenses to the claims in the two lawsuits and intends to defend them vigorously.

NBP’s indebtedness could adversely affect its business and liquidity position.

As of August 28, 2010, NBP had $246.5 million of long-term debt, of which $21.4 million was classified as a current liability.  As of August 28, 2010, NBP’s Credit Facility consisted of a $375.0 million term loan, $200.0 million of which was outstanding, a $250.0 million revolving line of credit loan, which had outstanding borrowings of $27.0 million, outstanding letters of credit of $26.0 million and available borrowings of $197.0 million, based on the most restrictive financial covenant calculations.  In addition, as of August 28, 2010, NBP had outstanding industrial revenue bonds of $12.2 million and capital leases and other obligations of $7.3 million.

NBP’s indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions.

NBP’s indebtedness, together with additional future indebtedness it may incur, and restrictive covenants contained in the Credit Facility could:

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

Sales to Wal-Mart Stores, Inc., (Wal-Mart), and its affiliate, Sam’s Club, represented approximately 10% of total net sales in fiscal year 2010.  NBP’s contractual agreement with Wal-Mart expired on January 31, 2004, and NBP has not entered into a new agreement.  If Wal-Mart and its affiliates do not continue to purchase from NBP, it could have a material adverse effect on NBP’s sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and its noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, our operations are subject to extensive regulation and oversight by the USDA (including GIPSA), the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Our domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions.  In general (unless otherwise agreed in writing by our livestock suppliers), this statute requires us to make full payment for our livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. If adopted as written, the proposed rule appears to, among other things:

  eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices;

  require packers to maintain written records justifying deviations from standard price or contract terms offered to livestock producers;

  prohibit packers from purchasing cattle from other packers or their affiliates; and

  limit a packer’s ability to purchase cattle through dealers operating as packer buyers.

If adopted as written, the new regulations could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, if adopted as written, the proposed regulations could impair NBP’s ability to pay premiums for cattle that meet the quality standards for its value-added or export programs, thus affecting how NBP (i) procures cattle for these programs and (ii) processes and markets value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on NBP’s operations or financial results.

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

The beef industry is characterized by prices that change based on seasonal consumption patterns. The highest period of demand for our products is usually the summer and spring months when weather patterns permit more outdoor activities and there is increased demand for higher value items that are grilled, such as steaks. In addition, because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall. As a result of these seasonal fluctuations, our revenue and profitability tend to be higher for our third and fourth fiscal quarters ended May and August, respectively, than for our first and second fiscal quarters ended November and February, respectively. However these seasonal patterns may vary substantially from year to year.

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

As of August 28, 2010, NBP had approximately 9,100 employees worldwide. Approximately 2,700 employees at its Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012. Approximately 1,100 employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013. Approximately 80 employees at NBP’s St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014. In November 2009, the United Food and Commercial Workers Union filed a petition with the Regional Office of the National Labor Relations Board in Kansas City, Missouri seeking to represent employees who work at NBP’s Dodge City, Kansas facility. This union withdrew its petition in January 2010.

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

NBP may not be able to effectively execute on acquisitions or integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions.  NBP’s efforts to integrate these businesses could be affected by a number of factors beyond its control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of its existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses or relating to legacy liabilities of businesses acquired by NBP could negatively impact its business and results of operations.  Further, the benefits NBP anticipates from acquisitions may not develop.

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

A downturn in the U.S. economy may result in reduced demand for certain of NBP’s products, downward pressure on prices and shifts to less profitable private label products. Moreover, any material reduction in demand for NBP’s products in its key export markets (Japan and South Korea) could have an adverse effect on its results of operations.

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

USPB is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. This process is both costly and challenging.  If USPB fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for USPB to produce reliable financial reports and are important to helping prevent financial fraud.  If USPB cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and its business, results of operation and financial condition could be adversely affected.

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

Location	Daily Processing Capacity
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head

Location	Approximate Square Footage
Case Ready Facilities:
Hummels Wharf, Pennsylvania	79,000 square feet
Moultrie, Georgia	112,000 square feet
Tannery Facility:
St. Joseph, Missouri	221,000 square feet
Kansas City Steak Facility:
Kansas City, Kansas	63,000 square feet

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

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of October 27, 2010, there were 458 record holders of Class A units and 459 record holders of Class B units.  The sales prices by quarter and since the end of the fiscal year were as follows:

	Affiliated Sales		Third Party Sales
	Low	High	Low	High
Fiscal Year 2010
Quarter ending:
November 28, 2009	$60.00	$60.00	$140.00	$155.00
February 27, 2010	$130.00	$149.38	$-	$-
May 29, 2010	$70.00	$245.75	$-	$-
August 28, 2010	$150.00	$150.00	$-	$-
Subsequent to August 28, 2010	$80.00	$154.00	$-	$-

Fiscal Year 2009
Quarter ending:
November 29, 2008	$110.00	$200.00	$-	$-
February 28, 2009	$55.00	$120.00	$-	$-
May 30, 2009	$60.00	$60.00	$135.00	$150.00
August 29, 2009	$43.55	$235.00	$135.00	$140.00
Subsequent to August 29, 2009	$60.00	$60.00	$140.00	$155.00

 The affiliated sales represent sales that were not at arms length and, therefore, the sales price ranges disclosed above are not necessarily indicative of the market value of the combined Class A and Class B units during the periods in question.

On January 12, 2010, February 26, 2010, March 11, 2010, and March 26, 2010, USPB made cash distributions to each of its unitholders in the amount of $14.21, $17.23, $10.62, and $12.43, respectively, for each linked Class A unit and Class B unit held by its unitholders, and distributions of $11.40, $15.46, $9.53, and $11.16, respectively, to one unitholder that only owns Class B units.  On June 9, 2010 and September 10, 2010, USPB made cash distributions to each of its Class A unitholders in the amount of $2.51 and $1.83, respectively, and to each of its Class B unitholders in the amount of $21.97 and $16.00, respectively.

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

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the fiscal years in the five-year period ended August 28, 2010.  The selected consolidated financial information for the three fiscal years ended August 28, 2010 (statement of operations data) and as of the fiscal years ended August 28, 2010 and August 29, 2009 (balance sheet data) has been derived from our audited consolidated financial statements included elsewhere in this filing.  The selected consolidated financial information for the two fiscal years ended August 25, 2007 (statements of operations data) and as of the fiscal years ended August 28, 2008, August 25, 2007, and August 26, 2006 (balance sheet data) has been derived from our audited financial statements for those years which are not included in this filing, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation,  which was adopted by the Company as of August 30, 2009 with retrospective application to the historical years presented.  Our fiscal year ends on the last Saturday in August.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

		Fiscal Years Ended (1)

	August 28,	August 29,	August 30,	August 25,	August 26,
	2010	2009	2008	2007	2006
	(millions of dollars, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$5,807.9	$5,449.3	$5,847.3	$5,578.5	$4,636.0
Costs and expenses:
Cost of sales	5,438.0	5,187.1	5,612.4	5,444.0	4,503.8
Selling, general, and administrative	55.5	49.1	51.7	46.1	37.6
Depreciation and amortization	53.0	45.7	36.4	32.4	28.7
Operating income	261.4	167.4	146.8	56.0	65.9
Other income (expense):
Interest income	-	0.3	1.4	2.1	1.3
Interest expense	(14.9)	(23.6)	(34.2)	(39.8)	(32.4)
Termination Fee	-	14.6	-	-	-
Other, net	(7.3)	(6.4)	5.8	1.3	3.3
Total other expense	(22.2)	(15.1)	(27.0)	(36.4)	(27.8)
Income tax expense	(0.9)	(1.0)	(1.8)	(1.9)	(1.6)
Net income	238.43	151.3	118.0	17.7	36.5
Less: Net income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(1.0)	(1.3)	(0.7)	(0.3)	(0.2)
National Beef Packing Company, LLC	(76.5)	(50.0)	(55.1)	(7.8)	(16.6)
Net income attributable to U.S. Premium Beef, LLC	$160.9	$100.0	$62.2	$9.6	$19.7

Selected Balance Sheet Data:
Cash and cash equivalents	$35.4	$18.9	$77.4	$62.9	$54.4
Total assets	$986.7	$872.9	$927.1	$848.6	$784.8
Long-term debt, less current maturities	$225.1	$293.4	$376.3	$438.5	$380.5
Noncontrolling interest in NBP and KC Steak	$294.5	$185.8	$188.0	$77.9	$73.0
Capital shares and equities	$166.9	$159.8	$126.5	$153.2	$148.8

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,505
Class B units	755,385	755,385	735,385	735,385	735,505

Per Unit Data:
Earnings Per Unit
Basic
Class A Units	$30.74	$44.87	$27.92	$4.33	$9.28
Class B Units	$183.15	$90.89	$56.68	$8.79	$18.78
Diluted
Class A Units	$30.25	$44.35	$27.51	$4.26	$9.11
Class B Units	$183.15	$90.89	$55.86	$8.65	$18.45

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,455	702,843
Class B Units	755,385	737,052	735,385	735,455	702,843
Diluted
Class A Units	747,334	744,039	746,176	747,067	715,385
Class B Units	755,385	737,052	746,176	747,067	715,385

(1)	Our fiscal year ends on the last Saturday in August. Fiscal years 2010 and 2009 consisted of a 52 week year; fiscal year 2008 consisted of a 53 week year; and 2007 and 2006 each consisted of a 52 week year.

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

In connection with the cooperative’s purchase of its interest in FNB, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the conversion of the cooperative into the LLC.   The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as USPB is an owner in NBP. Cattle delivered by USPB unitholders and associates are processed in NBP’s three processing plants.

USPB fulfills its annual obligation to deliver cattle to NBP through its unitholders and associates. Under Uniform Cattle Delivery and Marketing Agreements, unitholders are obligated to deliver a designated number of cattle to USPB during specified delivery periods, as defined. The original agreements were for a term of ten years; the renewal agreements carry a term of five years and have an evergreen renewal provision.  Both agreements provide for minimum quality standards, delivery variances, and termination provisions, as defined. Cattle acquired pursuant to the agreements are delivered to NBP pursuant to the cattle purchase agreement. Sales transactions are based upon prevailing cash market prices, and purchases are on terms no less favorable to NBP than would be obtained from an unaffiliated party.

On June 12, 2003, the cooperative entered into an agreement with Farmland to acquire all of the partnership interests in FNB held by Farmland, which approximated 71.2%. As a result of this acquisition, the cooperative gained voting control of FNB and converted it to a limited liability company, National Beef Packing Company, LLC, under Delaware law. These transactions (Acquisition) closed on August 6, 2003. NBP assumed both the Uniform Delivery and Marketing Agreements and the cattle purchase agreement. NBP continues to hold all of the same assets as its predecessor held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Acquisition, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during our fiscal year ended August 28, 2010 as reported by the USDA.  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the United States and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products.  In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its products to retailers, food service providers, distributors, further processors and the United States military.  USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

NBP Results of Operations

The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	52 weeks	52 weeks	53 weeks
	ended	ended	ended
	August 28,	August 29,	August 30,
	2010	2009	2008
	(millions of dollars)
Net sales	$5,807.9	$5,449.3	$5,847.3
Costs and expenses:
Cost of sales	5,438.0	5,187.1	5,612.4
Selling, general, and administrative	49.3	43.1	43.7
Depreciation and amortization	49.6	44.4	36.4
Operating income	271.0	174.7	154.8
Other income (expense):
Interest income	-	0.2	0.5
Interest expense	(14.8)	(23.3)	(34.0)
Other, net	(7.2)	(6.5)	5.7
Total other expense, net	(22.0)	(29.6)	(27.8)
Income tax expense	(0.9)	(0.9)	(1.8)
Net income	248.1	144.2	125.2
Less: Net income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(1.0)	(1.3)	(0.7)
Net income attributable to National Beef Packing Company, LLC	$247.1	$142.9	$124.5

NBP’s net income for the fiscal year 2010 was $248.0 million compared to $144.2 million for the fiscal year 2009, an increase of $103.8 million. The improvement in operating income during the fiscal year ended August 28, 2010 resulted primarily from an approximate 1.5% decrease in operating costs as a percentage of net sales from the fiscal year ended August 29, 2009.  Sales increased approximately $358.6 million or 6.6% in fiscal year 2010 compared to fiscal year 2009 primarily due to an approximate 1.8% increase in the volume of cattle processed and an approximate 5.9% increase in the average sales price per head processed.  Cost of sales was approximately $5,438.0 million for fiscal year 2010 compared to $5,187.1 million in fiscal year 2009, an increase of approximately $250.9 million, or 4.8%.  The increase in cost of sales for the period resulted primarily from an approximately 1.8% increase in the volume of cattle processed during the fiscal year, and an increase of approximately 3.8% in average live cattle prices as compared to the prior fiscal year. Operating income increased $96.3 million over the prior year.  As a percent of sales, operating income was 4.7% and 3.2% for fiscal years 2010 and 2009, respectively.

NBP’s net income for the fiscal year 2009 was $144.2 million compared to $125.2 million for the fiscal year 2008, an increase of $19.0 million. The improvement in operating income during the fiscal year ended August 28, 2010 resulted primarily from increased profitability from sales of NBP’s commodity beef products, exports and value-added product offerings as compared to fiscal year ended August 30, 2008.  Sales were lower, due in part to an approximate 2.5% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to fiscal year 2009.  The average beef sales prices per head decreased approximately 2.3% during this reporting period as the demand for beef products during fiscal year 2009 was not as strong compared to fiscal year 2008.  Cost of sales were lower partially due to a decrease of approximately 2.5% in the number of live cattle purchased on a per week basis in addition to the additional week in the same period of last year.  Also contributing to this decrease was a decrease in live cattle prices of approximately 7.4%.  Partially offsetting these decreases was an increase in the average cattle weights by approximately 0.8% during fiscal year ended August 29, 2009 as compared to the fiscal year ended August 30, 2008.  Operating income increased $19.9 million over the prior year.  As a percent of sales, operating income was 3.2% and 2.6% for fiscal years 2009 and 2008, respectively.

Financial Statement Accounts

Net Sales.  NBP’s net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products.  NBP’s net sales are affected by the volume of animals processed and the value extracted from each animal.  The value NBP extracts from cattle processed, referred to as the cut-out value, is affected by beef prices and product mix, as value-added products and export sales typically generate higher prices and operating margins.  NBP’s value-added products contribute significantly more, in terms of profits, than its traditional boxed beef products and are an important component of NBP’s profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months.  Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  While we expect the supply of cattle to expand at some point in the next few years, we do not expect any growth in the near term.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

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

Overall Industry Outlook

Cattle on feed supplies for the fall quarter are expected to be near prior year supplies although, active marketing during the summer months resulted in cattle weights below prior year weights and fewer market ready cattle than in the fall of 2009.  Nationally, beef cow and bull slaughter levels remain above prior year levels resulting in the continuation of herd liquidation.  Meanwhile, rising grain prices have kept expansion of pork and poultry stable and per capita animal protein supplies supportive to cattle and beef values.  Growing global demand for U.S. beef realized over the past 18 months is expected to continue into calendar year 2011.  Barring significant deterioration in current economic conditions, consumer demand is expected to be positive given available supplies and supportive to recent beef and cattle price increases.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  These constraints and uncertainties have historically had a negative impact on beef demand during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may have a material adverse effect on the Company’s revenues and net income.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe our most critical accounting policies are as follows:

Accounting for Investment in NBP.  In accordance with accounting principles generally accepted in the United States of America, NBP’s financial position and results of operations are consolidated into our financial statements and all transactions between the two companies are eliminated in the consolidation. A non-controlling interest is presented which represents the earnings of NBP attributable to those holding a non-controlling interest in NBP.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows.  In accordance with the provisions included within Intangibles – Goodwill and Other under ASC 350, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 28, 2010, management determined there was no impairment.

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

Valuation of Non-controlling Interest.  Historically, certain of NBP’s members have had the right to require that NBP repurchase their interests.  The fair market value of those interests is classified as non-controlling interest.  At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of NBP’s President and Chief Executive Officer, Timothy M. Klein, and/or NBPCo Holdings, Inc. have the right to require that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, NBP entered into two Unit Redemption Agreements (Unit Redemption Agreements) pursuant to Section 12.5 of NBP’s limited liability company agreement to redeem at agreed upon redemption prices all of the membership interests in NBP that were owned or controlled by NBP’s former Chief Executive Officer, John R. Miller, and an affiliate of NBP’s former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of Mr. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.  On June 2, 2010, NBP entered into a Unit Redemption Agreement to redeem at agreed upon redemption prices approximately 5% of the membership interests in NBP that were owned by Mr. Klein’s affiliates.  As a result, Mr. Klein’s affiliates received $8.0 million for their redeemed units.

USPB accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 28, 2010, the value of the non-controlling interest was determined to be $297.2 million, which was in excess of its carrying value.  The total value of the non-controlling interest at August 28, 2010, increased by approximately $56.7 million compared to the value at August 29, 2009.  Accordingly, the carrying value of the non-controlling increased by approximately $82.7 million through accretion during fiscal year 2010, resulting in the $291.7 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 28, 2010.    Offsetting the change in the value of the non-controlling interest is a corresponding change in the members’ capital.

Generally accepted accounting principles require USPB to determine the fair value of the non-controlling interest at the end of each reporting period.  To the extent this value increases, this change in fair value is accreted over the redemption period as discussed above.  Management has considered previous redemption prices, valuations of peer companies and other factors in measuring the fair value of the non-controlling interest for units held by NBPCo Holdings as of August 28, 2010.  The non-controlling interest held by Mr. Klein’s affiliates as of August 28, 2010 was valued based upon a contractually stipulated valuation formula.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

	52 weeks	52 weeks	53 weeks
	ended	ended	ended
	August 28,	August 29,	August 30,
	2010	2009	2008
	(millions of dollars)
Net sales	$5,807.9	$5,449.3	$5,847.3

Costs and expenses:
Cost of sales	5,438.0	5,187.1	5,612.4
Selling, general, and administrative	55.5	49.1	51.7
Depreciation and amortization	53.0	45.7	36.4
Operating income	261.4	167.4	146.8

Other income (expense):
Interest income	-	0.3	1.4
Interest expense	(14.9)	(23.6)	(34.2)
Termination Fee	-	14.6	-
Other, net	(7.3)	(6.4)	5.8
Total other expense, net	(22.2)	(15.1)	(27.0)
Income tax expense	(0.9)	(1.0)	(1.8)
Net income	238.3	151.3	118.0
Less: Net income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(1.0)	(1.3)	(0.7)
National Beef Packing Company, LLC	(76.5)	(50.0)	(55.1)
Net income attributable to U.S. Premium Beef, LLC	$160.9	$100.0	$62.2

The results of operations of NBP for the fiscal years ending August 28, 2010, August 29, 2009, and August 30, 2008 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

Fiscal Year Ending August 28, 2010 compared to August 29, 2009

Net Sales.    Net sales increased approximately $358.6 million, or 6.6%, to $5,807.9 million in fiscal year 2010 compared to $5,449.3 million in fiscal year 2009 primarily due to an approximate 1.8% increase in the volume of cattle processed and an approximate 5.9% increase in the average sales price per head processed.

Cost of Sales.   Cost of sales was approximately $5,438.0 million for fiscal year 2010 compared to $5,187.1 million in fiscal year 2009, an increase of approximately $250.9 million, or 4.8%.  The increase in cost of sales for the period resulted primarily from an approximately 1.8% increase in the volume of cattle processed during the fiscal year, and an increase of approximately 3.8% in average live cattle prices as compared to the prior fiscal year.  Cost of sales, as a percentage of net sales, was 93.6% and 95.2% for fiscal years 2010 and 2009, respectively.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses were $55.5 million for the year ended August 28, 2010 compared to $49.1 million for the fiscal year ended August 29, 2009, an increase of approximately $6.4 million, or 13.0%.  The increase for the period is primarily attributable to an increase in bad debt expense of approximately $1.7 million, increase in legal expenses of $1.7 million, increase in consulting of approximately $1.3 million, increase in marketing of approximately $1.3 million and an increase in travel related expense of approximately $0.6 million.  Selling, general, and administrative expenses, as a percentage of net sales, were 1.0% and 0.9% for the fiscal years 2010 and 2009, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $53.0 million in fiscal year 2010 compared to $45.7 million in fiscal year 2009, an increase of approximately $7.3 million, or 16.0%.  Depreciation expense increased due to approximately $36.7 million of assets being placed in service, primarily at our three beef plants and two case ready plants, during fiscal year 2010 and as a result of depreciation and amortization expenses associated with the step up in assets that occurred as a result of the purchase of minority interests in April 2009.

Operating Income.  Operating income was $261.4 million for fiscal year 2010, an increase of $94.0 million, or 56.2%, from $167.4 million in fiscal year 2009.  Operating income, as a percentage of net sales, was 4.5% and 3.1% for fiscal years 2010 and 2009, respectively.  The increase in operating income for the fiscal year ended August 28, 2010, resulted primarily from decrease in operating costs as a percentage of net sales from the fiscal year ended August 29, 2009.

Interest Expense.  Interest expense was $14.9 million for fiscal year 2010 compared to $23.6 million for fiscal year 2010, a decrease of $8.7 million, or 36.9%.  The decrease in interest expense during fiscal year 2010 as compared to fiscal year 2009 was due primarily to the purchase and cancellation of an aggregate principal amount of our senior notes of approximately $66.9 million during the second quarter of fiscal year 2010.

Termination Fee.  A termination fee in the amount of $14.6 million was received in fiscal year 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A. (JBS), and the other holders of membership interests in NBP (MIPA).

Other, net.  Other, net non-operating expense was $7.3 million in fiscal year 2010 compared to other, net non-operating expense of $6.4 million in fiscal year 2009, an increase of $0.9 million, or 14.1%.

Income Tax Expense.  Income tax expense was $0.9 million for fiscal year 2010 as compared to $1.0 million for fiscal year 2009.  Income tax expense is recorded on taxable income from National Carriers, Inc. (NCI), which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for both fiscal years 2010 and 2009.

Net Income.  As a result of the factors described above, net income for fiscal year 2010 was approximately $238.4 million compared to net income of approximately $151.3 million for fiscal year 2009, an increase of approximately $87.1 million.

Net Income Attributable to Non-controlling Interest in NBP.  Non-controlling interest in the net income of NBP for fiscal year 2010 was $76.5 million compared to non-controlling interest in the net income for fiscal year 2009 of $50.0 million, a change of $26.5 million. The non-controlling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Fiscal Year Ending August 29, 2009 compared to August 30, 2008

Net Sales.  Net sales were $5,449.3 million in fiscal year 2009, a decrease of $398.0 million, or 6.8%, from $5,847.3 million in fiscal year 2008.  The decrease was due in part to an approximate 2.5% decrease in the average volume of cattle processed per week and in part to the extra week in fiscal year 2008 as compared to fiscal year 2009.  The average beef sales prices per head decreased approximately 2.3% during this reporting period as the demand for beef products during fiscal year 2009 was not as strong compared to fiscal year 2008.

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

Operating Income.  Operating income was $167.4 million for fiscal year 2009, an increase of $20.6 million, or 14.0%, from $146.8 million for fiscal year 2008.  Operating income, as a percentage of net sales, was 3.1% and 2.5% for fiscal years 2009 and 2008, respectively.  The improvement in operating income during fiscal year 2009 resulted primarily from increased profitability from sales of our commodity beef products, exports and our value-added product offerings during fiscal year 2009.   The improvement in profitability from sales of our commodity beef products was primarily attributable to the improvement in demand relative to the price of cattle.

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

Termination Fee.  A termination fee in the amount of $14.6 million was received in fiscal year 2009 as a result of the termination of the MIPA.

Other, net.  Other non-operating expense, net was $6.4 million in fiscal year 2009 compared to other non-operating income, net of $5.8 million in fiscal year 2008, a decrease of $12.2 million.  The decrease in other, net was primarily related to the write-off of approximately $5.6 million of legal fees related to the termination of the MIPA in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at NBP’s case ready facilities during the second quarter of fiscal year 2009.  Fiscal year 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which NBP’s basis had previously been written down to zero, both of which did not recur during the comparable period of this year.  Fiscal years 2009 and 2008 also included $1.4 million and $0.4 million, respectively, in expense for the write-off of unamortized loan costs associated with the repurchase and cancellation of NBP’s senior notes during fiscal years 2008 and 2009 and amending and restating the credit facility during fiscal year 2009.

Income Tax Expense.  Income tax expense was $1.0 million for fiscal year 2009 as compared to $1.8 million for fiscal year 2008, a decrease of $0.8 million, or 44.4%, primarily related to NBP’s subsidiary, NCI.  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for fiscal years 2009 and 2008.

Net Income.  As a result of the factors described above, net income for fiscal year 2009 was approximately $151.3 million compared to net income of approximately $118.0 million for fiscal year 2008, an increase of approximately $33.3 million.

Net Income Attributable to Non-controlling Interest in NBP.  Non-controlling interest in the net income of NBP for fiscal year 2009 was $50.0 million compared to non-controlling interest in the net income for fiscal year 2008 of $55.1 million, a change of $5.1 million. The non-controlling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Liquidity and Capital Resources

As of August 28, 2010, we had net working capital (the excess of current assets over current liabilities) of approximately $208.6 million, which included cash and cash equivalents of $35.4 million, with $8.4 million in distributions payable.  As of August 29, 2009, we had net working capital of approximately $163.3 million, which included cash and cash equivalents of $18.9 million, with $10.9 million in distributions payable.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of August 28, 2010, we had $247.5 million of long-term debt, of which $22.4 million was classified as a current liability.  As of August 28, 2010, NBP’s Credit Facility consisted of a $375.0 million term loan, of which $200.0 million was outstanding and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $27.0 million, outstanding letters of credit of $26.0 million and available borrowings of $197.0 million, based on the most restrictive financial covenant calculations.  We also had a term loan with CoBank of which $1.0 million was outstanding and a $10.0 million revolving line of credit with CoBank all of which was available.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its Credit Facility as of August 28, 2010 of which $27.0 million was borrowed and $26.0 million was used to support letters of credit.  USPB was in compliance with all of the financial covenants under its Amended and Restated Credit Facility as of August 28, 2010.

Effective June 4, 2010, NBP amended and restated the Credit Facility to increase the maximum borrowings under the facility by increasing the revolving line of credit to $250 million and the availability under the term loan to $375 million ($200 million of which was outstanding as of August 28, 2010). During the 52 weeks ended August 28, 2010 and August 29, 2009, we retired all of our previously outstanding 10 ½% senior notes. Based on the borrowing base tests in NBP’s amended and restated Credit Facility, all of the revolving line of credit was available at August 28, 2010.

In addition to outstanding borrowings under the Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $12.2 million and capital lease and other obligations of $7.3 million as of August 28, 2010.

Capital spending through fiscal year 2011 is expected to be approximately $75.0 million. These expenditures are planned primarily for plant expansion (including funding a portion of the expansion costs for NBP’s St. Joseph plant), equipment renewals and improvements.  NBP believes available borrowings under the Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control. For a review of the obligations that affect liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash provided by operating activities was $236.4 million in fiscal year 2010 as compared to $259.3 million in fiscal year 2009.  The $22.9 million decrease was primarily due to changes in inventory and accounts receivable of approximately $74.8 million and $55.4 million, respectively, which more than offset the approximately $87.1 million in additional net income in fiscal year 2010 as compared to fiscal year 2009.

 Net cash provided by operating activities was $259.3 million in fiscal year 2009 as compared to $155.3 million in fiscal year 2008.  The $104.0 million increase was due partially to an increase of approximately $33.3 million in net income in fiscal year 2009 as compared to fiscal year 2008.  Also contributing to the improvement was net cash being provided through inventory and accounts receivable reductions during fiscal year 2009.

Investing Activities

Net cash used in investing activities was $48.1 million in fiscal year 2010 as compared to $35.8 million in fiscal year 2009, an increase of $12.3 million. The increase was primarily attributable to the receipt of the $14.6 million termination fee received by the Company related to the termination of the MIPA in fiscal year 2009 and approximately $8.7 million additional capital expenditures during fiscal year 2010 compared to fiscal year 2009, partially offset by the acquisition of National Beef Leathers for approximately $11.0 million during fiscal year 2009.

Net cash used in investing activities was $35.8 million in fiscal year 2009 as compared to $58.9 million for fiscal year 2008, a decrease of $23.1 million.  The decrease in cash used was primarily attributable to the receipt of the $14.6 million termination fee received by the Company related to the termination of the MIPA.

Financing Activities

Net cash used in financing activities was approximately $171.7 million in fiscal year 2010 compared to net cash used in financing activities of $282.0 million in fiscal year 2009.  The decrease in cash used in financing activities was primarily attributable to an approximate $125.5 million redemption of member capital in the prior fiscal year compared to an $8.0 million redemption in the current year, an additional $47.8 million in net borrowings on the term loan, primarily related to the amended and restated Credit Facility on June 4, 2010, and approximately $32.8 million change in overdraft balances at August 28, 2010 as compared to August 29, 2009.  These decreases were partially offset by an approximate $19.6 million member capital contribution during the fiscal year ended August 29, 2009, an approximate $35.1 million increase in partnership and non-controlling interests’ distributions paid in the current year, a $25 million reduction in net borrowings under the revolving loan, and the purchase and cancellation of approximately $66.9 million in aggregate principal amount of NBP’s senior notes compared to the purchase and cancellation of only $62.5 million of senior notes in the prior fiscal year.

Net cash used in financing activities was $282.0 million in fiscal year 2009 compared to net cash used in financing activities of $81.8 million in fiscal year 2008.  The change was primarily attributed to an approximate $125.5 million redemption of member capital, an approximate $52.9 million increase in member distributions, the purchase and cancellation of an additional $31.9 million of NBP’s senior notes, approximately $25.7 million in repayments on NBP’s term note, and $11.7 million change in overdraft balances at August 31 2009 as compared to August 30, 2008.  These changes were partially offset by an approximate $49.8 million increase in net revolver credit borrowings and by an approximate $19.6 million member capital contribution during fiscal year 2009.

CoBank Debt

USPB’s revolving line of credit was not drawn upon at August 28, 2010.  Borrowings under the facility will bear interest at LIBOR or the Base Rate, plus the applicable margin for revolving line of credit loans.  The applicable margin will be the same as NBP’s Credit Facility for Line of Credit Loans.

USPB’s CoBank term debt of approximately $1.0 million is payable in quarterly installments with final payment due in July 1, 2011, bearing interest at the 90 day LIBOR index plus applicable margin (2.54% at August 28, 2010, 3.10% at August 29, 2009, and 5.29% at August 30, 2008).  The applicable margin is adjusted annually and is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.00% for fiscal year ending August 28, 2010 and 2.50% for fiscal years ending August 29, 2009 and August 30, 2008.

The debt agreement with CoBank contains certain covenants which require, among other things:

  reporting requirements;

  a minimum consolidated working capital reserve;

  a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4 million);

  a minimum consolidated net worth of $70.0 million;

  restrictions on transactions with related parties; and

  restrictions on dividend payments;

The debt is secured by USPB’s interest in NBP.

Credit Facility

Effective as of June 4, 2010, NBP’s Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors. The lender financing charges for the amended and restated Credit Facility of approximately $4.2 million are being amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of August 28, 2010, the interest rates for the term loan and revolving loan were approximately 2.79% and 3.66%, respectively.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets and the assets of its subsidiaries.

The principal amount outstanding under the term loan is due and payable in equal quarterly installments beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan. All outstanding loan amounts are due and payable on June 4, 2015. Prepayment of the loans is allowed at any time.

The Credit Facility contains customary affirmative covenants relating to NBP and its subsidiaries, including, without limitation, conduct of business, maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements. The facility also contains customary negative covenants relating to NBP and its subsidiaries, including, without limitation, restrictions on: distributions, mergers, asset sales, investments and acquisitions, encumbrances, affiliate transactions, and ERISA matters. The ability of NBP and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

The Credit Facility contains customary events of default, including, without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP’s property, changes in control of NBP, failure of any of the loan documents to remain in full force, and NBP’s failure to properly fund its employee benefit plans. The Credit Facility also includes customary provisions protecting the lenders against increased costs or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of NBP’s Credit Facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City issued $102.3 million in bonds due in December 2019, used the proceeds to purchase the Dodge City facility (facility) and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction of improvements at NBP’s facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 28, 2010, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million.  In addition, the $5.9 million series of bonds were paid off during the first quarter of fiscal year 2010.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% in fiscal year 2010. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2010 was 0.4%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.7 million, $1.4 million, and $1.4 million was paid in fiscal years 2010, 2009, and 2008, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015, with the remaining balance of $7.3 million to be paid in subsequent years.

10 ½% Senior Notes

During fiscal year 2010, NBP purchased and cancelled the remaining approximately $66.9 million of its senior notes.  During fiscal year 2009, NBP purchased and cancelled approximately $62.5 million of its senior notes.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 28, 2010 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2011 (Year 1)	2012 (Year 2)	2013 (Year 3)	2014 (Year 4)	2015 (Year 5)	After Year 5
Term loan facility	$201,030	$21,030	$20,000	$20,000	$20,000	$120,000	$-
Interest on long-term debt(1)	$23,614	$6,133	$5,467	$4,827	$4,187	$3,000	$-
Revolving credit facility	$27,000	$-	$-	$-	$-	$27,000	$-
Industrial Revenue Bonds	$12,245	$-	$-	$-	$-	$3,430	$8,815
Capital Leases (including interest)	$8,206	$1,746	$1,717	$1,674	$3,069	$-	$-
City of Brawley loan	$120	$40	$40	$40	$-	$-	$-
Operating leases	$23,290	$10,115	$6,517	$3,534	$2,525	$599	$-
Purchase commitments	$17,143	$17,143	$-	$-	$-	$-	$-
Cattle commitments(2)	$70,208	$70,208	$-	$-	$-	$-	$-
Utilities commitment	$11,391	$818	$820	$818	$816	$816	$7,303
Total	$394,247	$127,233	$34,561	$30,893	$30,597	$154,845	$16,118

(1) Computed based on scheduled maturities and current effective interest rates.

(2)  NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at its facilities.  This amount approximates its outstanding cattle commitments at August 28, 2010.

Off-Balance Sheet Arrangements

As of August 28, 2010, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2010, 2009, and 2008.  Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

The Company’s operating results are influenced by seasonal factors in the beef industry. These factors affect the price NBP pays for livestock as well as the ultimate price at which NBP sells its products. The seasonal demand for beef products is highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

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

Commodities.  NBP uses various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and NBP presently believes it can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. From time to time, NBP may hedge commodities in order to mitigate this price risk. While this may tend to limit its ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.  To the extent the contracts are not designated as normal purchases, NBP reflects commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

NBP purchases cattle for use in its processing businesses. From time to time, NBP enters into forward purchase contracts at prices determined prior to the delivery of cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument NBP uses depends on a number of factors, including availability of appropriate derivative instruments.

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

From time to time, NBP purchases cattle futures and options contracts.  NBP’s primary use of these contracts is to partially determine its future input costs when NBP has committed forward sales purchase orders from customers at a specified fixed price.  The longest duration futures contract owned is sixteen months.  In accordance with ASC 815 Derivatives and Hedging, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While NBP’s management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels the sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 28, 2010 and August 29, 2009, the potential change in the fair value of applicable commodity derivatives instruments assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $0.3 million and $16.4 million, respectively.  This significant change was primarily due to the cattle futures contracts that were entered into during the first quarter of fiscal year 2009 to offset the risk of fixed-price sales commitments.

Interest Rates.    As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of August 28, 2010, the weighted average interest rate on our $240.2 million of variable interest debt was approximately 2.77%.  As of August 29, 2009, the weighted average interest rate on our $239.6 million of variable rate debt was approximately 3.36%.

We had total interest expense of approximately $14.9 million, $23.6 million, and $34.2 million in fiscal years 2010, 2009, and 2008, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.6 million, $4.9 million, and $5.2 million in fiscal years 2010, 2009 and 2008, respectively.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.               CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2010.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

            Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 28, 2010, the Company’s internal control over financial reporting was operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION

The Company may purchase a portion of its outstanding Class A and Class B units from time to time in accordance with the limits imposed under the CoBank Credit Agreement.

In September 2010, USPB’s Board of Directors approved an amendment to the previous management bonus plan and the implementation of a management phantom unit plan.  USPB’s Board of Directors also amended the CEO’s Employment Agreement to provide clarity in the determination of, and remedies for, events of dilution.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	49	Chairman of the Board	2010
Duane K. Ramsey	73	Vice Chairman of the Board	2012
Joe M. Morgan	58	Secretary	2010
Jerry L. Bohn	60	Director	2012
Douglas A. Laue	59	Director	2010
Rex W. McCloy	55	Director	2011
Jeff H. Sternberger	50	Director	2011
Steven D. Hunt	51	Chief Executive Officer	—
Scott J. Miller	46	Chief Financial Officer	—
Stanley D. Linville	51	Chief Operating Officer	—
Danielle D. Imel	35	Treasurer	—

Mark R. Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation headquartered at Ashland, Kansas, with 10 seedstock satellite cowherds across the United States and Australia.  Mr. Gardiner has been involved with the management of GAR since 1983.  GAR markets over 2,000 bulls and 700 females per year to both commercial and seedstock beef producers throughout the United States. GAR also runs an embryo transfer program that makes more than 3,500 transfers per year, including more than 60% of GAR’s 1,500-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, GAR operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen’s Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. He also serves on the Board of Irsik & Doll Company, a privately held company primarily involved in cattle feeding, grain and feed merchandising. Mr. Gardiner has served as a member of the Company’s Board of Directors since 1996. He was elected Secretary/Treasurer of the Company’s Board in 2003, Vice Chairman of the Board in 2004 and Chairman of the Board in 2006. Mr. Gardiner holds a Bachelor’s degree from Kansas State University in Animal Sciences and Industry.  As a member of USPB’s board of directors, Mr. Gardiner and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 45 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  Mr. Ramsey is familiar with accounting, finance, audit, risk management and compensation matters.  He holds a Bachelors degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO.  Mr. Ramsey has served as a member of the Company’s board since 2006.  Mr. Ramsey also serves as a director of three banks, one of which he has been a director of for 35 years.  As a member of USPB’s board of directors, Mr. Ramsey is considered an affiliate of USPB.

Joe M. Morgan. Mr. Morgan has been managing commercial feedyards since 1981.  He has been Manager of Poky Feeders since 1985 and part owner since 1987.  Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 2,500 head to today of over 70,000 head), plus ranches in eight states.  Mr. Morgan has had responsibility for all banking of Poky Feeders for over 25 years and has responsibility for risk management of all feeding entities.  He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association.  Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University.  Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007.  As a member of USPB’s board of directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Jerry L. Bohn.  Mr. Bohn has served as the General Manager of Pratt Feeders since 1982. Pratt Feeders has a one-time capacity of 115,000 head in four feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees.  Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle.  Throughout Mr. Bohn has 38 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis.  Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.  As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Douglas A. Laue. Mr. Laue is a partner in Tiffany Cattle Company Inc. near Herington, Kansas, and runs a grazing program in the Kansas Flint Hills. Mr. Laue has been involved in every sector of cattle feeding for over twenty-five years.  He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the chairman of the KLA Feeders Council. Mr. Laue has been a member of the Company’s Board of Directors since 1996 and served as vice chairman of the Board of Directors from 1996 through 2002. Mr. Laue holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.  As a member of USPB’s board of directors, Mr. Laue and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Rex W. McCloy. Mr. McCloy has 34 years of experience in the cattle business and is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, Texas. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation and a 20,000 acre ranch in Harding Co., New Mexico. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raisers Association. He is a past Board member and marketing committee chairman of TCFA. In addition he is a former member of U.S. Premium Beef’s Nominating Committee. Mr. McCloy holds a Bachelor’s degree in Agricultural Economics from Texas Tech University.  Mr. McCloy has served as a member of the Company’s board since 2005.  Mr. McCloy is a former board member of the Hutchinson County Hospital District and is presently on the Board of Managers at Adobe Walls Cotton Gin.  As a member of USPB’s board of directors, Mr. McCloy and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Jeff H. Sternberger.  Mr. Sternberger is the manager and part owner of Midwest Feeders, Inc.  Mr. Sternberger has been the manager of Midwest Feeders, Inc. for the past 18 years and has overseen large growth in his company and directed the acquisition of other business to add to their holdings.  Mr. Sternberger has been the direct contact during that timeframe for all banking and accounting relationships.  He also owns and operates a farming and cattle operation in Oklahoma as well as a personal cattle feeding operation.  He serves as a director of Midwest Feeders, Inc., CRI Feeders of Guymon LLC, and Conestoga Energy Partners and its two ethanol plants, Bonanza Bio Energy and Arkalon Energy.  Mr. Sternberger holds a Bachelor of Science Degree in Agricultural Economics from Oklahoma State University.  As a member of USPB’s board of directors, Mr. Sternberger and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Scott J. Miller. Mr. Miller has served as the Company’s Chief Financial Officer since January 2010.  Prior to this appointment, he served as the Company’s Chief Reporting and Compliance Officer, a position he held since joining the Company in 2005.  He oversees the finance and treasury functions and is directly responsible for financial reporting and ensuring compliance with internal policies and regulatory requirements.  Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries, Inc.  Mr. Miller earned a Bachelor’s degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City.  He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

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

Code of Ethics

USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management and a Code of Ethics For Financial Officers for its chief executive officer, chief financial officer, and treasurer within the meaning of the rules and regulations of the Securities and Exchange Commission.  The Code of Ethics are intended to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the Code of Conduct may be obtained, without charge, upon written request to Scott J. Miller, Chief Financial Officer, U.S. Premium Beef, LLC, P. O. Box 20103, Kansas City, Missouri 64195.

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

  Alignment with the equity interests of our unitholders—Part of our executive officers’ compensation in fiscal year 2010 is based on the year-over-year change in the weighted average selling price of USPB’s Class A and Class B units.  A new management phantom unit plan, approved in September 2010, further aligns management’s interest with the equity interests of USPB’s unitholders.

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

Fiscal Year 2010 Executive Compensation Elements

The elements of our named executive officers total compensation package are as follows:

  base salary;

  annual cash bonuses;

  long-term cash bonus;

  full-term cash bonus;

  discretionary cash bonuses;

  retirement plans; and

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

In fiscal year 2010, if the other named executive officers and the professional staff are employed on the last day of the fiscal year, he or she is to be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited fiscal year-end USPB earnings before tax plus current fiscal year USPB grid premiums, less (2) prior year book equity threshold, multiplied by (3) management bonus factor, multiplied by (4) the equity multiplier, which is the current fiscal year weighted average transfer price of third party sales (at arm’s length) divided by the prior fiscal year weighted average transfer price of third party sales.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.  The maximum Management Bonus Pool for a given fiscal year is equal to the sum of the qualifying participants’ salaries in effect at the end of such fiscal year.

In fiscal year 2011, USPB’s Board of Directors approved an amendment to the previous bonus plan for the other named executive officers and professional staff.  In fiscal year 2011, if the other named executive officers and the professional staff are employed on the last day of the fiscal year, he or she is to be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited fiscal year-end USPB earnings before tax plus current fiscal year USPB grid premiums, less (2) $25,000,000, multiplied by (3) management bonus factor.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.  The maximum Management Bonus Pool for a given fiscal year is equal to 150% the sum of the qualifying participants’ salaries in effect at the end of such fiscal year.

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

Full Term Cash Bonus.  As a part of the CEO’s employment agreement, effective September 1, 2003 through August 31, 2009, the CEO was given the opportunity to earn a full term cash bonus.  Since the CEO was employed through August 31, 2009, a $700,000 full-term cash bonus was earned. Under the employment agreement effective September 1, 2009 through August 29, 2015, the CEO shall be paid full-term incentive compensation in the amount of $775,000 if CEO is employed through the end of fiscal year 2012, and $825,000 if CEO is employed through the end of fiscal year 2015.

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

Under the CEO employment agreement effective September 1, 2009 through August 29, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per year averaged over the term (as provided in the agreement) (“Incentive Cap”).

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

In September 2010, USPB’s Board of Directors approved a new management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB, other than the CEO.  USPB’s CEO shall administer the phantom unit plan and award “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

USPB entered into a new employment agreement, effective September 1, 2009 through August 29, 2015, with its CEO that provides for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The employment agreement also provides for post termination compensation.  If Mr. Hunt terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Hunt terminates the agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through fiscal year 2015; payment of certain fringe benefits through fiscal year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2015; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through fiscal year 2015; the payment of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through fiscal year 2015; and the payment of the noncompetition compensation.

The compensation provided to Mr. Hunt in the form of annual cash bonus, long-term cash bonus and full-term cash bonus shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $2 million per year averaged over the term.

The employment agreement contains provisions that require the agreement to be renegotiated in the event certain circumstances occur.

In September 2010, the CEO’s employment agreement was amended and restated to provide clarity to the CEO’s rights to exercise the phantom unit rights and options to purchase Class A units and the procedures required and times at which the CEO may exercise such rights.  The amendment also established and clarified the CEO’s rights with respect to the phantom unit rights upon the occurrence of certain events that would dilute the CEO’s phantom unit rights.

Impact of Tax and Accounting Treatments

We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe ASC 718 Compensation – Stock Compensation does not have a material effect on our consolidated financial statements.

Unit Ownership Guidelines

USPB does not allow its named executive officers, other than the CEO, to own USPB’s Class A units.  The CEO owns 20,000 Class A phantom unit options as discussed above.

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
Duane Ramsey
Joe Morgan

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.  Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive
					Plan		All Other
	Fiscal				Compen-		Compen-
Name and Principal Position	Year	Salary ($)	Bonus ($)		sation ($)		sation ($)		Total ($)
Steven D. Hunt	2010	802,077	700,000	(7)	2,000,000	(6)	11,595	(1)	3,513,672
Chief Executive Officer	2009	710,810	-		1,792,741	(5)	11,389	(1)	2,514,940
	2008	725,614	-		2,517,995	(4)	11,116	(1)	3,254,725

Scott J. Miller	2010	133,084	10,000	(2)	135,000	(3)	10,093	(1)	288,177
Chief Financial Officer	2009	111,635	-		111,500	(3)			223,135
	2008	109,805	20,354	(2)	107,000	(3)	-		237,159

Stanley D. Linville	2010	136,116	-		140,000	(3)	13,104	(1)	289,220
Chief Operating Officer	2009	116,713	-		116,500	(3)	-		233,213
	2008	114,989	21,333	(2)	112,000	(3)	-		248,322

Danielle D. Imel	2010	117,860	-		120,000	(3)	-		237,860
Treasurer	2009	106,858	-		108,000	(3)	-		214,858
	2008	104,948	19,767	(2)	104,000	(3)	-		228,715

(1)

Amount for Mr. Hunt includes Company match under our 401(k) plan and the cost of excess life insurance, $9,769 and $1,826, respectively, in fiscal year 2010, $9,563 and $1,826, respectively, in fiscal year 2009, and $9,290 and $1,826, respectively, in fiscal year 2008. Amounts for Mr. Miller and Mr. Linville include Company match under our 401(k) plan. None of the perqusites and other benefits paid to Mr. Miller or Mr. Linville in fiscal year 2009 and 2008 and to Ms. Imel in fiscal years 2010, 2009 and 2008 exceeded $10,000.

(2)	This amount represents a discretionary bonus earned by the named executive officer.
(3)	This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.
(4)

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

(5)

This amount includes the annual cash bonus of $2,550,929 and amounts earned during fiscal year 2009 pursuant to the long-term cash bonus plan of $1,091,597 and is reduced by amounts in excess of the maximum allowable compensation per the CEO employment agreement of $1,849,785.  The amount to be paid to Mr. Hunt under the annual cash bonus and long-term cash bonus plans is $2,640,433.

(6)

The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned through August 28, 2010 pursuant to the long-term cash bonus plan, has been limited due to the cumulative annual-cap of $2,000,000 per year pursuant to Mr. Hunt's employment agreement. The limited amount represent annual cash bonus earned by Mr. Hunt for fiscal year 2010.

(7)	This amount represents a full-term cash bonus earned pursuant to the terms of Mr. Hunt's employment agreement effective September 1, 2003 through August 31, 2009.

Grants of Plan-Based Awards in Fiscal Year 2010

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2010.  Amounts actually earned pursuant to these plan-based awards will be reflected in the Summary Compensation Table in subsequent years.

Estimated Future Payouts under Non-Equity Incentive
Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Steven D. Hunt	n/a
Chief Executive Officer

Scott J. Miller	n/a
Chief Financial Officer

Stanley D. Linville	n/a
Chief Operating Officer

Danielle D. Imel	n/a
Treasurer

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

Name	Bonus Formula
Steven D. Hunt	For fiscal year 2010: 2% of the sum of USPB Total Benefits that exceed $25 million. USPB Total Benefits are audited fiscal year end USPB earnings before tax plus two times the fiscal year USPB grid premiums, as defined in the CEO
Employment Agreement effective September 1, 2009 through August 29, 2015.

Scott J. Miller,	For fiscal year 2010: The executive's proportionate share of the Management
Stanley D. Linville,	Bonus Pool, which is (1) audited fiscal year USPB earnings before tax plus the
Danielle D. Imel	fiscal year USPB grid premiums less (2) a set percentage of the prior year's book equity multiplied by (3) a set management bonus factor multiplied by (4) the current fiscal year weighted average unit transfer price of third party sales (at arm's length) divided by the prior year weighted average unit transfer price of third party sales.

For fiscal year 2011: The executive's proportionate share of the Management
Bonus Pool, which is (1) the audited fiscal year-end USPB earnings before tax plus current fiscal year USPB grid premiums, less (2) $25,000,000, multiplied by (3)
management bonus factor. The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum
Management Bonus Pool for a given fiscal year is equal to 150% the sum of the qualifying participants' salaries in effect at the end of such fiscal year.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Mr. Miller was paid such bonuses in fiscal years 2010 and 2008.  Mr. Linville and Ms. Imel were paid such bonuses in fiscal year 2008.  No such bonuses were paid in fiscal year 2009.  The bonuses are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2010

Option Awards
Number of Securities
Underlying
	Unexercised Options	Option Exercise	Option Expiration
Name and Principal Position	(#) Exercisable	Price ($)	Date
Steven D. Hunt	20,000 Class A Units	$55.00	None
Chief Executive Officer	(1)		(2)

Scott J. Miller	-	-	-
Chief Financial Officer

Stanley D. Linville	-	-	-
Chief Operating Officer

Danielle D. Imel	-	-	-
Treasurer

(1)	Mr. Hunt is fully vested in the 20,000 Class A phantom rights on phantom units.
(2)	Mr. Hunt shall be entitled to exercise phantom unit rights at his election, at the time and under the conditions, and with the same consequences as if he held similar unqualified options to purchase USPB Class A Units acquired at the same time as the phantom unit rights.

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Steven D. Hunt	-	$-
Chief Executive Officer

Scott J. Miller	-	-
Chief Financial Officer

Stanley D. Linville	-	-
Chief Operating Officer

Danielle D. Imel	-	-
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2010.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

If the CEO’s employment agreement (“Agreement”) is terminated upon death or permanent disability, Mr. Hunt is entitled to:

  Salary to the date of termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (“Deemed Termination Date”).  If Mr. Hunt were terminated upon death or permanent disability in fiscal year 2011, his payment would be approximately $775,000;

  Certain fringe benefits if terminated upon disability;

  Annual incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;

  Long-term cash bonus that would have accrued if the CEO had remained employed through the end of the Agreement;

  Full-term cash bonus that would have been paid if the CEO had remained employed through the end of fiscal year 2012 and 2015, pro-rated based upon the period of CEO’s employment under the Agreement through the Deemed Termination Date versus the period of employment under the Agreement through the end of the contract period; and

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal year 2010 through 2015.  The amount of compensation applied to toward the Incentive Cap through fiscal year 2010 is $2,000,000.

If the Agreement is terminated by USPB for cause or by the CEO for other than good reason, Mr. Hunt is entitled to:

  Salary accrued to the date of termination; and

  Noncompetition compensation, unless terminated due to being convicted of a felony or serious crime or for engaging in fraud, embezzlement or for the illegal conduct to the detriment of USPB,  for each of the eighteen months first following the termination of employment.  The amount of noncompetition compensation shall be paid monthly and is equal to the monthly salary that would be paid to the CEO if he was employed or the CEO’s monthly salary at the time of termination, whichever is greater.  USPB may terminate noncompetition compensation prior to the end of the eighteen month period if the Board of Directors determines the CEO has violated the noncompetition restrictions as outlined in the Agreement.

If the Agreement is terminated by USPB other than cause, death or disability or by CEO for reason, Mr. Hunt is entitled to:

  Salary through the end of the contract period;

  Certain fringe benefits;

  Annual incentive bonuses that would have been earned through the end of the contract period;

  Long-term cash bonus that would have been earned through the end of the contract period;

  Full-term cash bonuses that would have been earned if CEO were employed at the end of fiscal year 2012 ($775,000) and fiscal year 2015 ($825,000);

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal year 2010 through 2015.  The amount of compensation applied toward the Incentive Cap through fiscal year 2010 is $2,000,000; and

  Noncompetition compensation for each of the eighteen months first following the termination of employment.  The amount of noncompetition compensation shall be paid monthly and is equal to the monthly salary that would be paid to the CEO if he was employed or the CEO’s monthly salary at the time of termination, whichever is greater.  USPB may terminate noncompetition compensation prior to the end of the eighteen month period if the Board of Directors determines the CEO has violated the noncompetition restrictions as outlined in the Agreement.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	5,500
Duane K. Ramsey	5,500
Joe M. Morgan	5,250
Jerry L. Bohn	3,250
Douglas A. Laue	5,250
Rex W. McCloy	5,250
Jeff H. Sternberger	5,250

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

(1) See Note 6 to our consolidated financial statements for a description of the equity compensation plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of October 28, 2010 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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
PO Box 186
Scott City, KS 67871

Security Ownership of Management

The following table furnishes information, as of October 20, 2010, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 49, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A and Class B Units
Name	Number(1)	Percentage(2)
Douglas A. Laue (3)	95,000	12.6%
Jeff H. Sternberger (4)	34,500	4.6%
Jerry L. Bohn (5)	19,161	2.5%
Joe M. Morgan (6)	17,865	2.4%
Rex W. McCloy (7)	16,085	2.1%
Duane K. Ramsey (8)	8,800	1.2%
Mark R. Gardiner (9)	3,000	0.4%
Steven D. Hunt (10)	20,000	2.6%
Scott J. Miller	-	0.0%
Stanley D. Linville	-	0.0%
Danielle D. Imel	-	0.0%
Directors, Nominees, and Executive Officers as a group (11 persons) (11)	214,411	28.4%

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.

(2)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.

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

(6)	Includes 17,865 Class A and Class B units held by Mr. Morgan.

(7)	Includes 16,085 Class A and Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner. 16,085 of the Class A and Class B units are pledged as security.

(8)	Includes 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.

(9)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which Mr. Gardiner has sole voting and investment power.

(10)	Includes the option held by Mr. Hunt to purchase 20,000 Class A units and the 20,000 Class B units Mr. Hunt's spouse acquired in August 2009.

(11)	Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

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

All of USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle.  Based on the NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Messrs. Bohn, Gardiner, Laue, McCloy, Morgan, Ramsey, and Sternberger.

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

Unit Redemption Agreements

On June 2, 2010, the Company entered into a Unit Redemption Agreement pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time) to redeem at an agreed-upon redemption price a portion of the membership interests in NBP that were owned or controlled by affiliates of our President and Chief Executive Officer, Timothy M. Klein.  As a result Mr. Klein’s affiliates received $8.0 million for their redeemed units.

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of Mr. Klein and/or NBPCo Holdings have the right to require that the company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process. If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During fiscal year 2010, USPB and its owners and associates provided approximately 20% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sells beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and NBP purchases processed lean beef from BPI at negotiated prices for use in NBP’s ground beef operations.  NBP’s aggregate sales of trim to BPI totaled approximately $120.4 million, $96.9 million, and $132.4 million, respectively, in fiscal years 2010, 2009, and 2008.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $40.6 million, $28.9 million, and $15.7 million, respectively, in fiscal years 2010, 2009, and 2008.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants.  In accordance with the agreement with BPI, NBP pays BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2010, 2009 and 2008, NBP paid approximately $1.9 million, $1.7 million, and $0.7 million, respectively, to BPI in technology and support fees.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 28, 2010 and August 29, 2009 (thousands of dollars).

	Fiscal Year Ended	Fiscal Year Ended
Type of Service	August 28, 2010	August 29, 2009

Audit Fees	$673	$550
Audit Related Fees	92	26
Tax Fees	-	-
All Other Fees	905	-
Total	$1,670	$576

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal years 2010 and 2009 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

All other fees for fiscal year 2010 relate to IPO preparation fees.  We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal year 2009.

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

3.2(b)

Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of April 7, 2010 (incorporated herein by reference to Exhibit 3.1 to Form 10-Q (File No. 333-115164) filed with the SEC on April 9, 2010).

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

3.3(f)

Fifth Amended Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of June 2, 2010 (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on June 6, 2010).

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

10.4(a)*

U.S. Premium Beef, LLC Management Incentive Plan (incorporated herein by reference to Exhibit 10.8 to U.S. Premium Beef Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

10.4(b)*

U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

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

10.6(c)*

First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.7(a)*

Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.7(b)*

Amendment to Employment Agreement for Timothy M. Klein dated as of December 31, 2008 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.3 to Form 10-Q (File No. 333-111407) for the quarter ended November 29, 2008, filed with the SEC on January 13, 2010).

10.7(c)*

Second Amendment to Employment Agreement dated as of July 27, 2009, between the Company and Timothy M. Klein (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 333-111407) for the quarter ended July 27, 2009, filed with the SEC on July 28, 2009).

10.7(d)*

Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.7(e)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Jay D. Nielsen (incorporated herein by reference to Exhibit 10.2 to Form 10-K (File No. 333-111407) filed with the SEC on October 29, 2010).

10.7(f)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Terry L. Wilkerson (incorporated herein by reference to Exhibit 10.2 to Form 10-K (File No. 333-111407) filed with the SEC on October 29, 2010).

10.7(g)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and David L. Grosenheider (incorporated herein by reference to Exhibit 10.2 to Form 10-K (File No. 333-111407) filed with the SEC on October 29, 2010).

10.7(h)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Monte E. Lowe (incorporated herein by reference to Exhibit 10.2 to Form 10-K (File No. 333-111407) filed with the SEC on October 29, 2010).

10.7(i)*

Unit Redemption Agreement dated as of June 2, 2010, among National Beef Packing Company, LLC, TKK Investments, LLC and TMKCo., LLC (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2010).

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

21.1	Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on October 29, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_____________

*  Management contract or compensatory plan or arrangement.

 (1) Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to NBP’s application requesting confidential treatment under Rule 246-2 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Schedule I – Parent Company Financial Statements

U.S. PREMIUM BEEF, LLC
Balance Sheets of Parent Company
(thousands of dollars, except unit information)
Assets	August 28, 2010	August 29, 2009
Current assets:
Cash and cash equivalents	$15,034	$1,480
Accounts receivable	3	1
Other receivables	130	56
Total current assets	15,167	1,537
Property, plant, and equipment, at cost	241	248
Less accumulated depreciation	(218)	(212)
Net property, plant, and equipment	23	36
Investments in National Beef Packing Company, LLC	406,921	341,173
Other assets	482	474
Total assets	$422,593	$343,220
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$1,030	$1,030
Accounts payable	40	230
Due to affiliates	22	8
Accrued compensation and benefits	4,073	5,696
Other accrued expenses and liabilities	656	575
Distributions payable	44	-
Total current liabilities	5,865	7,539
Long-term liabilities:
Long-term debt, excluding current installments	-	6,030
Total long-term liabilities	-	6,030
Total liabilities	5,865	13,569
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 755,385
Class B units authorized, issued and outstanding	368,046	280,969
Patronage notices	48,682	48,682
Total capital shares and equities	416,728	329,651
Total liabilities and capital shares and equities	$422,593	$343,220

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations of Parent Company
(thousands of dollars, except per unit data)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	6,195	6,055	7,968
Depreciation and amortization	13	17	13
Total costs and expenses	6,208	6,072	7,981
Operating loss	(6,208)	(6,072)	(7,981)
Other income (expense):
Interest income	7	147	978
Interest expense	(85)	(211)	(247)
Equity in earnings of National Beef Packing
Company, LLC	167,253	91,570	69,441
Termination Fee	-	14,572	-
Other, net	34	19	40
Total other income	167,209	106,097	70,212
Income before taxes	161,001	100,025	62,231
Income tax expense	(50)	(42)	(20)
Net income	$160,951	$99,983	$62,211
Earnings per unit:
Basic
Class A units	$30.74	$44.87	$27.92
Class B units	$183.15	$90.89	$56.68
Diluted
Class A units	$30.25	$44.35	$27.51
Class B units	$183.15	$90.89	$55.86
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	737,052	735,385
Diluted
Class A units	747,334	744,039	746,176
Class B units	755,385	737,052	746,176

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows of Parent Company
(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Cash flows from operating activities:
Net income	$160,951	$99,983	$62,211
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13	17	13
Termination Payment	-	(14,572)	-
Equity in earnings of National Beef Packing Company, LLC	(167,253)	(91,570)	(69,441)
Distribution from National Beef Packing Company, LLC	101,505	46,741	24,826
Changes in assets and liabilities (net of acquisition):
Accounts receivable	(2)	-	2
Due from affiliates	(74)	(43)	202
Other assets	(8)	(17)	(27)
Accounts payable	(190)	189	(29)
Due to affiliates	14	(122)	(492)
Accrued compensation and benefits	(1,623)	1,871	2,168
Other accrued expenses and liabilities	81	(794)	1,105
Net cash provided by operating activities	93,414	41,683	20,538
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(27)	-
Termination Fee	-	14,572	-
Acquisition of minority interests in NBP	-	(55,841)	-
Net cash used in investing activities	-	(41,296)	-
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(5,000)	5,000	-
Payments of notes payable and fees	(1,030)	(1,029)	(1,030)
Repayment of patronage notices	-	(1,960)	-
Change in overdraft balances	44	-	-
Partnership distributions	(73,874)	(52,851)	-
Net cash used in financing activities	(79,860)	(50,840)	(1,030)
Net increase in cash	13,554	(50,453)	19,508
Cash and cash equivalents at beginning of period	1,480	51,933	32,425
Cash and cash equivalents at end of period	$15,034	$1,480	$51,933
Supplemental cash disclosures:
Cash paid during the period for interest	$95	$188	$268
Cash paid during the period for taxes, net of refunds	$50	$42	$20
Supplemental non-cash disclosures of investing activities:
Issuance of Class B units for exercise of CEO's options	$-	$1,040	$-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

U.S. Premium Beef, LLC:

Under date of October 29, 2010, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (Company) as of August 28, 2010 and August 29, 2009, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the fiscal years in the three‑year period ended August 28, 2010, as contained in the Annual Report on Form 10‑K for the fiscal year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10‑K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Kansas City, Missouri

October 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Steven D. Hunt

Name: Steven D. Hunt
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2010

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt Steven D. Hunt	Chief Executive Officer (Principal Executive Officer)	October 29, 2010
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2010
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	October 29, 2010
/s/ Duane K. Ramsey Duane K. Ramsey	Vice Chairman of the Board	October 29, 2010
/s/ Joe M. Morgan Joe M. Morgan	Secretary of the Board	October 29, 2010
/s/ Jerry L. Bohn Jerry L. Bohn	Director	October 29, 2010
/s/ Douglas A. Laue Douglas A. Laue	Director	October 29, 2010
/s/ Rex W. McCloy Rex W. McCloy	Director	October 29, 2010
/s/ Jeff H Sternberger Jeff H. Sternberger	Director	October 29, 2010
67

U.S. PREMIUM BEEF, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 28, 2010 and August 29, 2009, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the years in the three‑year period ended August 28, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 28, 2010 and August 29, 2009, and the results of their operations and their cash flows for each of the years in the three‑year period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective August 30, 2009, the Company adopted Accounting Standards Codification 810-10-65, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.

/s/ KPMG, LLP
Kansas City, Missouri
October 29, 2010

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)
Assets	August 28, 2010	August 29, 2009
Current assets:
Cash and cash equivalents	$35,439	$18,853
Accounts receivable, less allowance for returns and doubtful
accounts of $2,891 and $1,511, respectively	182,237	172,421
Due from affiliates	5,089	4,586
Other receivables	7,399	7,165
Inventories	232,943	175,300
Other current assets	45,999	16,602
Total current assets	509,106	394,927
Property, plant, and equipment, at cost	546,756	499,977
Less accumulated depreciation	222,677	175,103
Net property, plant, and equipment	324,079	324,874
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization of $16,128 and $12,123,
respectively	58,606	62,302
Other assets	8,695	4,594
Total assets	$986,737	$872,948
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$22,412	$12,488
Cattle purchases payable	70,208	49,806
Accounts payable - trade	73,562	69,303
Due to affiliates	738	1,048
Accrued compensation and benefits	82,474	56,553
Accrued insurance	15,048	16,344
Other accrued expenses and liabilities	27,747	15,160
Distributions payable	8,350	10,942
Total current liabilities	300,539	231,644
Long-term liabilities:
Long-term debt, excluding current installments	225,090	293,400
Other liabilities	2,443	2,364
Total long-term liabilities	227,533	295,764
Total liabilities	528,072	527,408
Non-controlling interest in National Beef Packing Company, LLC	291,746	183,407
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 755,385
Class B units authorized, issued and outstanding	115,452	111,085
Patronage notices	48,682	48,682
Accumulated other comprehensive (loss) income	23	(1)
Total capital shares and equities attributable to USPB	164,157	159,766
Non-controlling interest in Kansas City Steak Company, LLC	2,762	2,367
Total Capital Shares and Equities	166,919	162,133
Total liabilities, non-controlling interest in NBP and capital shares and equities	$986,737	$872,948

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net sales	$5,807,929	$5,449,278	$5,847,292
Costs and expenses:
Cost of sales	5,438,033	5,187,119	5,612,411
Selling, general, and administrative expenses	55,461	49,129	51,660
Depreciation and amortization	53,012	45,654	36,421
Total costs and expenses	5,546,506	5,281,902	5,700,492
Operating income	261,423	167,376	146,800
Other income (expense):
Interest income	44	320	1,438
Interest expense	(14,854)	(23,555)	(34,243)
Equity in loss of aLF Ventures, LLC	-	(61)	(101)
Termination Fee	-	14,572	-
Other, net	(7,310)	(6,388)	5,864
Total other expense	(22,120)	(15,112)	(27,042)
Income before taxes	239,303	152,264	119,758
Income tax expense	(939)	(965)	(1,771)
Net income	238,364	151,299	117,987
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(963)	(1,292)	(704)
National Beef Packing Company, LLC	(76,450)	(50,024)	(55,072)
Net income attributable to U.S. Premium Beef, LLC	$160,951	$99,983	$62,211

Earnings per unit:
Basic
Class A units	$30.74	$44.87	$27.92
Class B units	$183.15	$90.89	$56.68
Diluted
Class A units	$30.25	$44.35	$27.51
Class B units	$183.15	$90.89	$55.86

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	737,052	735,385
Diluted
Class A units	747,334	744,039	746,176
Class B units	755,385	737,052	746,176

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net income	$238,364	$151,299	$117,987
Other comprehensive income (expense):
Foreign currency translation adjustments	24	(24)	(37)

Comprehensive income	238,388	151,275	117,950
Comprehensive income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(963)	(1,292)	(704)
National Beef Packing Company, LLC	(76,450)	(50,024)	(55,072)
Comprehensive income attributable to USPB	$160,975	$99,959	$62,174

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(thousands of dollars)

				Noncontrolling
			Accumulated	interest in
			other	Kansas City	Total capital
	Members'	Patronage	comprehensive	Steak	shares and
	capital	notices	(loss) income	Company, LLC	equities
Balance at August 25, 2007	$102,472	$50,642	$60	$952	$154,126
Foreign currency translation adjustment	-	-	(37)	-	(37)
Allocation of net income for the year
ended August 30, 2008	62,211	-	-	704	62,915
Adjustment to fair value of non-controlling interest	(89,318)	-	-	-	(89,318)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(192)	(192)
Reversal of tax reserve	466	-	-	-	466
Balance at August 30, 2008	$75,831	$50,642	$23	$1,464	$127,960
Foreign currency translation adjustment	-	-	(24)	-	(24)
Allocation of net income for the year
ended August 29, 2009	99,983	-	-	1,292	101,275
Step up accounting for acquisition of non-controlling
interests	63,027	-	-	-	63,027
Equity issuance related to CEO option exercise	1,040	-	-	-	1,040
Adjustment to fair value of non-controlling interest	(75,945)	-	-	-	(75,945)
Partner distributions	(52,851)	-	-	-	(52,851)
Distibutions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(389)	(389)
Redemption of patronage notices	-	(1,960)	-	-	(1,960)
Balance at August 29, 2009	$111,085	$48,682	$(1)	$2,367	$162,133
Foreign currency translation adjustment	-	-	24	-	24
Allocation of net income for the year
ended August 28, 2010	160,951	-	-	963	161,914
Adjustment to fair value of non-controlling interest	(82,710)	-	-	-	(82,710)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(568)	(568)
Partner distributions	(73,874)	-	-	-	(73,874)
Balance at August 28, 2010	$115,452	$48,682	$23	$2,762	$166,919

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

52 weeks ended		52 weeks ended	53 weeks ended
August 28, 2010		August 29, 2009	August 30, 2008
Cash flows from operating activities:
Net income	$238,364	$151,299	$117,987
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	54,528	45,654	36,421
Termination fee	-	(14,572)	-
(Gain) loss on disposal of property, plant, and equipment	(75)	(13)	24
Gain on disposal of investment	-	-	(1,342)
Write-off of debt issuance costs	496	1,462	372
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(9,816)	45,602	(28,295)
Due from affiliates	(501)	2,498	(2,475)
Other receivables	(234)	(1,773)	2,997
Inventories	(57,643)	17,180	(15,236)
Other assets	(30,625)	990	1,237
Cattle purchases payable	4,425	(3,963)	(453)
Accounts payable	463	(615)	15,246
Due to affiliates	(312)	40	31
Accrued compensation and benefits	25,921	8,273	30,535
Accrued insurance	(1,296)	3,426	(1,632)
Other accrued expenses and liabilities	12,666	3,792	(117)
Net cash provided by operating activities	236,361	259,280	155,300
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(49,536)	(40,791)	(59,877)
Termination fee	-	14,572	-
Acquisition of businesses	-	(11,007)	(600)
Proceeds from sale of property, plant, and equipment	1,399	1,406	245
Proceeds from redemption of investment	-	-	1,342
Net cash used in investing activities	(48,137)	(35,820)	(58,890)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(7,168)	22,801	(27,001)
Borrowings under term note payable	275,000	-	-
Repayments of other indebtedness/capital leases	(6,430)	(8,547)	(3,413)
Purchase and cancellation of Senior Notes	(66,855)	(62,542)	(30,603)
Payments of patronage notices	-	(1,960)	-
Payments of notes payable and fees	(252,933)	(26,742)	(1,030)
Cash paid for financing costs	(5,194)	(1,343)	-
Change in overdraft balances	19,817	(13,012)	(1,346)
Member capital redeemed	(8,000)	(125,484)	-
Minority owner capital contribution	-	19,643	-
Distributions to non-controlling interests in National Beef Packing Company, LLC	(46,025)	(31,945)	(18,450)
Partnership distributions and redemptions	(73,874)	(52,851)	-
Net cash used in financing activities	(171,662)	(281,982)	(81,843)
Effect of exchange rate changes on cash	24	(24)	(37)
Net increase (decrease) in cash	16,586	(58,546)	14,530
Cash and cash equivalents at beginning of period	18,853	77,399	62,869
Cash and cash equivalents at end of period	$35,439	$18,853	$77,399
Supplemental cash disclosures:
Cash paid during the period for interest	$13,934	$23,250	$35,061
Cash paid during the period for taxes, net of $925, $0, and $0 refunds,
respectively	$814	$(76)	$2,074
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$139	$70	$98
Issuance of equity for the exercise of CEO's options	$-	$1,040	$-

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

On December 1, 1997, USPB became operational by acquiring 25.4966% of Farmland National Beef Packing Co., L.P. (FNB), a partnership owned by USPB and Farmland Industries, Inc. (Farmland). USPB acquired an additional 3.29% partnership interest in February 1998, bringing its ownership to 28.7866% of FNB. Farmland owned the remaining 71.2134%.

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

In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflect current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 20% of NBP’s total cattle processed in fiscal year 2010, are processed in NBP’s three processing facilities.

USPB sources all of its cattle requirements from its unitholders and associates.  Unitholders enter into Uniform Cattle Delivery and Marketing Agreements and are obligated to deliver a designated number of cattle to USPB during specified delivery periods, as defined. The original agreements were for a term of ten years; renewal agreements carry a term of five years and have an evergreen renewal provision.  Both agreements provide for minimum quality standards, delivery variances, and termination provisions, as defined.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cattle acquired from unitholders pursuant to the Uniform Cattle Delivery and Marketing Agreements are delivered to NBP pursuant to the Cattle Purchase Agreement.  Both agreements remain in effect under the LLC structure.

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

Class A1 Interests. Class A1 interests are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if the NBP’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests will be deemed to be converted to Class B interests at a ratio defined in NBP’s Limited Liability Company Agreement, but will remain A1 interests after such determination.

Class B Interests. Class B interests are entitled to receive all assets available for distribution upon liquidation after payment of the Class A and Class A1 face amounts together with all unpaid Class A and Class A1 priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A and Class A1 priority distributions.  In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments which consist of 48% of the NBP’s remaining estimated taxable net income after the Class A and Class A1 priority distributions are made. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

 USPB holds approximately 69.3% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.8% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 5.9% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

Non-controlling interests in National Beef Packing Company, LLC on USPB balance sheet represents Class A, A1 and B interests held NBPCo Holding and Class A and Class B interests held by affiliates of Timothy M. Klein (see Note 13).

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Effective August 30, 2009, the Company adopted ASC 810 – Consolidations, which includes ASC 810-10-65 Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  ASC 810-10-65 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary. ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the non-controlling interest. Minority owners’ interest in net income of National Beef Packing Company, LLC and Kansas City Steak Company, LLC were previously presented as a reduction in the calculation of net income in the Consolidated Statements of Operations and are now presented as net income attributable to non-controlling interest, which is presented as a reduction of net income to calculate net income attributable to USPB. Corresponding changes have been made to the Consolidated Statements of Cash Flows and Capital Shares and Equities. The Company has applied the provisions of ASC 810-10-65 prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August.  Fiscal years 2010 and 2009 were 52 week fiscal years while fiscal year 2008 was a 53 week fiscal year.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of August 28, 2010 and August 29, 2009, the Company had cash and cash equivalents of $35.4 million and $18.9 million, respectively, as presented in the consolidated statements of cash flows.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008 (thousands of dollars).

	Beginning			Ending
Period Ending	Balance	Provision	Charge Off	Balance

August 28, 2010	$(1,511)	$(9,211)	$7,831	$(2,891)
August 29, 2009	$(1,665)	$(6,201)	$6,355	$(1,511)
August 30, 2008	$(4,642)	$(5,399)	$8,376	$(1,665)

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Inventories at August 28, 2010 and August 29, 2009 consisted of the following (thousands of dollars):

	August 28,	August 29,
	2010	2009
Product inventories:
Dressed and boxed meat products	$154,927	$119,274
Beef by-products	46,891	29,756
Supplies and other	31,125	26,270
Total Inventory	$232,943	$175,300

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

NBP capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets.  Interest capitalized was $0.3 million, $0.3 million, and $0.3 million for the fiscal years 2010, 2009, and 2008, respectively.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 28, 2010 and August 29, 2009 follows (thousands of dollars):

	August 28,	August 29,
	2010	2009
Land and improvements	$27,310	$18,777
Building and improvements	128,326	125,095
Machinery and equipment	334,270	313,650
Furniture and fixtures	10,115	7,979
Trailers and automotive equipment	5,008	5,565
Construction in process	41,727	28,911
Total property, plant, and equipment, at cost	546,756	499,977
Accumulated depreciation	222,677	175,103
Property, plant, and equipment, net	$324,079	$324,874

Debt Issuance Costs

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

On April 13, 2009, NBP’s Credit Facility was amended to permit the redemption of NBP’s membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 interests to help fund the redemption.  In addition, the terms of NBP’s Credit Facility were amended to:  (1) increase the borrowings under NBP’s Credit Facility by up to $100.0 million, of which up to $75.0 million is under NBP’s term loan and $25.0 million is under NBP’s revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing NBP’s senior notes and require the repurchase or redemption of $100 million aggregate principal amount of NBP’s senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, was capitalized and is being amortized over the life of the related debt instruments.

During fiscal year 2009, NBP repurchased and cancelled approximately $62.5 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, a portion of the unamortized loans costs of approximately $0.5 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 29, 2009.

On June 4, 2010, NBP’s Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove the limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LLP and National Carriers, Inc., as loan parties and guarantors.  The related financing charges, of approximately $4.2 million, will be amortized over the life of the loan.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During fiscal year 2010, NBP repurchased and cancelled the remaining approximately $66.9 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, the remaining unamortized loans costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 28, 2010.

Amortization of $1.5 million, $0.9 million and $1.0 million was charged to interest expense during the fiscal years 2010, 2009 and 2008, respectively, related to these costs.  NBP had unamortized costs of $5.3 million and $3.1 million included in other assets on the consolidated balance sheets for the fiscal years 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  The Company calculates the fair value of each reporting unit using estimates of future cash flows.

 In connection with NBP’s redemption of the minority interests in NBP (see Note 4 for further detail of the redemption), USPB recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $5.0 million as goodwill.

In accordance with ASC 350, goodwill was tested for impairment and, as of August 28, 2010, management determined there was no impairment.

The amounts of goodwill are as follows (thousands of dollars):

	August 28,	August 29,
	2010	2009
Beginning balance	$86,251	$80,642
Adjustment of goodwill related to acquisitions	-	5,609
Ending balance	$86,251	$86,251

The amounts of other intangibles assets are as follows (thousands of dollars):

		August 28, 2010		August 29, 2009
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	17.1 years	$51,964	$16,128	$51,655	$12,123

Intangible assets not subject to amortization:
Trademarks	indefinite	22,770	-	22,770	-
Total intangible assets		$74,734	$16,128	$74,425	$12,123

Customer relationships, including contractual and non-contractual relationships, are being amortized using the straight-line method over their useful lives which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with ASC 350, these trademarks were tested for impairment and, as of August 28, 2010, management determined there was no impairment.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the fiscal years 2010, 2009, and 2008, the Company recognized $4.0 million, $2.8 million, and $2.1 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of August 28, 2010, for each of the next five years and thereafter (thousands of dollars):

2011	$2,104
2012	2,103
2013 (1)	2,109
2014	2,057
2015	2,011
Thereafter	25,452

(1) FYE 2013 consists of 53 weeks.

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder.  Checks issued pending clearance that result in overdraft balances for accounting purposes are included in distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances of $79.1 million and $59.3 million were included in trade accounts and cattle purchases payables at August 28, 2010 and August 29, 2009, respectively.

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

Environmental Expenditures and Remediation Liabilities

Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at the time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

The provision for income taxes for NBP is computed on a separate legal entity basis.  Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2010, 2009, and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 29, 2009, NBP’s senior notes had a carrying value of $66.9 million and an approximate fair value of $66.9 million, or par, based on NBP’s ability to redeem the senior notes at 100% of face value after August 1, 2009.  The carrying value of other debt approximates its fair value at August 28, 2010 and August 29, 2009, as substantially all such debt has a variable interest rate.

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

 Advertising and Promotion Expenses

 Advertising and promotion expenses are charged to operations in the period incurred and were $5.3 million, $4.6 million, and $2.1 million in fiscal years 2010, 2009, and 2008, respectively.

Comprehensive Income

 Comprehensive income consists of net income and foreign currency translation adjustments.  NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

 Derivatives and Hedging Activities

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

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

Basic EPU excludes dilution and is computed by first allocating a portion of net income attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  Accordingly, for fiscal year 2010, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A’s and 67% to the Class B’s and the remainder of the income for the fiscal year was allocated 10% to the Class A’s and 90% to the Class B’s.  Income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.   On March 27, 2010, the Class A and Class B units were de-linked, allowing the transfer of each class of units without a concurrent transfer of a unit of the other Class.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until eighteen months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement.  Diluted EPU was not computed for fiscal years 2010 and 2009 for Class B units as the CEO exercised his right to purchase 20,000 Class B units at an exercise price of $0 per unit in fiscal year 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings Per Unit Calculation

(thousands of dollars, except unit and per unit data)	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Basic earnings per unit:
Income available to unitholders (numerator)	$160,951	$99,983	$62,211

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	737,052	735,385

Per unit amount
Class A	$30.74	$44.87	$27.92
Class B	$183.15	$90.89	$56.68

Diluted earnings per unit:
Income available to unitholders (numerator)	$160,951	$99,983	$62,211

Weighted average outstanding Class A units	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	11,949	8,654	10,791
Units (denominator)	747,334	744,039	746,176

Weighted average outstanding Class B units	755,385	737,052	735,385
Effect of dilutive securities - Class B unit options	-	-	10,791
Units (denominator)	755,385	737,052	746,176

Per unit amount
Class A	$30.25	$44.35	$27.51
Class B	$183.15	$90.89	$55.86

(3)       New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Generally Accepted Accounting Principles under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

In December 2007, the FASB issued Business Combinations under ASC 805.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  The Company adopted ASC 805 on August 30, 2009 and the impact will depend on future acquisitions at the time.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2008, the FASB issued Fair Value Measurements and Disclosures under ASC 820-10, which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

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

In order to partially finance such redemptions, NBP created a new series of Class A units (Class A1Units), a portion of which were issued to USPB for approximately $55.8 million.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units, but will remain Class A1 Units after such determination.  As a result, USPB’s ownership of NBP’s Class B ownership for liquidation or redemption purposes increased by 13.8385% to 69.3527%.

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

(thousands of dollars)
Current assets	$52,342
Investments	95
Property, plant, and equipment	61,496
Tradenames (20 year lives)	480
Customer relationships (20 year lives)	36,091
Tradenames (indifinite lives)	5,160
Goodwill	5,009
Other assets	1,215
Current liabilities	(24,524)
Debt	(46,924)
Other liabilities	(299)
Total estimated fair value	$90,141

Had the acquisition of the membership interests occurred at the beginning of fiscal year 2008, pro forma net income attributable to USPB for fiscal years 2008 and 2009, would have been $78.8 million and $107.0 million, respectively.  Basic earnings per Class A unit for fiscal years 2008 and 2009 would have been $35.36 and $48.03, respectively.  Basic earnings per Class B unit for fiscal years 2008 and 2009 would have been $71.80 and $97.29, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (5)      Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis.  As of August 28, 2010 and August 29, 2009, debt consisted of the following (thousands of dollars):

	August 28,	August 29,
	2010	2009
Short-term debt:
Current portion of long-term debt(a,b)	$21,030	$6,030
Industrial Development Revenue Bonds(d)	-	4,075
Current portion of capital lease obligations(e)	1,382	2,383
	$22,412	$12,488
Long-term debt:
Term loan facility, net of current portion(a)	$-	$1,030
Term loan facility, net of current portion(b)	180,000	171,903
Senior Notes(c)	-	66,855
Industrial Development Revenue Bonds(d)	12,245	12,245
Revolving credit facility(a)	-	5,000
Revolving credit facility(b)	27,000	29,168
Long-term capital lease obligations and other(e)	5,845	7,199
	$225,090	$293,400
Total debt	$247,502	$305,888

            (a)   Amended and Restated Credit Agreement and Security Agreement

The Company’s Amended and Restated Credit Agreement and Security Agreement (Agreement) with CoBank contains certain covenants which require, among other things:

  reporting requirements;

  a minimum consolidated working capital reserve;

  a minimum debt service coverage ratio (not required if working capital falls above the greater of one half the aggregate commitment or $4 million);

  a minimum consolidated net worth of $70.0 million;

  restrictions on transactions with related parties; and

  restrictions on dividend payments.

The Company was in compliance with all of the CoBank Agreement debt covenants as of August 28, 2010.

USPB’s CoBank term debt of approximately $1.0 million is payable in quarterly installments with final payment due in July 1, 2011, bearing interest at the 90 day LIBOR index plus applicable margin (2.54% at August 28, 2010, 3.10% at August 29, 2009, and 5.29% at August 30, 2008).  The applicable margin is adjusted annually and is determined pursuant to a table based on the NBP leverage ratio, as of the end of each fiscal year of NBP. Based on the table, the rate margin was 2.00% at fiscal year ending August 28, 2010 and 2.50% at fiscal years ending August 29, 2009 and August 30, 2008.

USPB’s Agreement also provides for a $10 million revolving line of credit, all of which was available at the end of fiscal year 2010.  Borrowings under the revolving line of credit bear interest at the base rate or LIBOR rate plus applicable margin.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (b) Senior Credit Facilities

Effective as of June 4, 2010, NBP’s Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors.  The lender financing charges for the amended and restated Credit Facility of approximately $4.2 million are being amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different rations of funded debt to EBITDA as depicted in the table below:

		Base Rate
		Advance Line
		of Credit and
Borrowing Base		Swing Line	LIBOR Rate
Availability	Funded Debt to EBITDA	Loans and	Line of Credit
Level	Ratio	Term Loans	Loan	LC Fees	Non-Use Fee
Level 1	Less than 1:00:1:00	1.25%	2.25%	2.25%	0.250%

	Greater than or equal to
Level 2	1:00:1:00 and less than
	2:00:1:00	1.50%	2.50%	2.50%	0.375%

	Greater than or equal to
Level 3	2:00:1:00 and less than
	3:00:1:00	1.75%	2.75%	2.75%	0.500%

Level 4	Greater than or equal to 3:00:1:00	2.25%	3.25%	3.25%	0.625%

As of August 28, 2010, the interest rate for the term and revolving loans were equal to 2.79% and 3.66%, respectively.  As of August 29, 2009, the interest rate for the term and revolving loans were equal to 3.51% and 3.88%, respectively.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  The Credit Facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

The principal amount outstanding under the term loan is due and payable in equal quarterly installments, beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan.  All outstanding loan amounts are due and payable June 4, 2015.  Prepayment of the loans is allowed at any time.

The Credit Facility contains customary affirmative covenants relating to NBP and its subsidiaries, including, without limitation, conduct of business, maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants relating to NBP and its subsidiaries, including, without limitation, restrictions on:  distributions, mergers, asset sales, investments and acquisitions, encumbrances, affiliate transactions, and ERISA matters.  The ability of NBP and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

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

(c)   Senior Notes

During fiscal year 2010, NBP purchased and cancelled all remaining senior notes.  During fiscal years 2010, and 2009, NBP purchased and cancelled approximately $66.9 million and $62.5 million, respectively, of its senior notes.  No material gains or losses were incurred as a result of the purchase and cancellation of these senior notes.

(d)   Industrial Development Revenue Bonds

In conjunction with NBP’s fourth amended and restated credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased NBP’s Dodge City facility (facility) by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase NBP’s Dodge City facility and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by NBP using proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 28, 2010, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million.  In addition, the $5.9 million series of bonds were fully paid off during the first quarter of fiscal year 2010. Pursuant to a lease agreement, NBP leased the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% in fiscal year 2010 and 1.5% in fiscal year 2009.  NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2010 and 2009 was 0.4% and 1.6%, respectively.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

            (e)   Capital and Operating Leases

NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at August 28, 2010, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
	(thousands of dollars)
For the fiscal years ended August:
2011	$1,746	$10,115
2012	1,717	6,517
2013	1,674	3,534
2014	3,069	2,525
2015	-	599
Thereafter	-	-
Net minimum lease payments	$8,206	$23,290
Less amount representing interest	(1,099)
Present value of net minimum lease payments	$7,107

Rent expense associated with operating leases was $14.1 million, $14.5 million, and $14.3 million, for fiscal years 2010, 2009 and 2008, respectively.  NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 28, 2010, are as follows:

Minimum
Principal
Maturities
(thousands of dollars)
Fiscal Year ending August:
2011	$22,412
2012	21,431
2013	21,479
2014	22,935
2015	150,430
Thereafter	8,815
$247,502
Fiscal year 2013 consists of 53 weeks

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(f)    Other Commitments

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.7 million, $1.4 million and $1.4 million was paid in each of the fiscal years 2010, 2009 and 2008, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015, with the remaining balance of $7.3 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.   NBP’s estimated cattle commitments as of August 28, 2010 were $70.2 million.

(6)       Employee Compensation and Benefits

The cooperative established a phantom stock option plan which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 12, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  In August 2009, the CEO exercised 20,000 Class B units at an exercise price of $0 per unit.  The Company recognizes compensation expense for the Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price.  A decrease in compensation expense of $0.4 million was recognized in fiscal year 2010, an increase of $1.5 million was recognized in fiscal year 2009 and a reduction in compensation expense of $0.1 million was recognized for the fiscal year 2008.

The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.9 million, $0.7 million, and $0.5 million for fiscal years 2010, 2009, and 2008, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.8 million, $0.7 million and $0.7 million for fiscal years 2010, 2009 and 2008, respectively.

Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.0 million, $0.2 million and $0.3 million, for fiscal years 2010, 2009 and 2008, respectively, and are included in cost of sales.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The health care trend rate used to value the accumulated benefit obligation at August 28, 2010 is a rate of 8.5% per year, declining by 0.5% per year to an ultimate rate of 5% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 5%.  The unfunded accumulated benefit obligation was $1.4 million and $1.5 million at August 28, 2010 and August 29, 2009, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

 (7)      Other Income

Other non-operating expense, net was $7.3 million in fiscal year 2010 and $6.4 million in fiscal year 2009, while other non-operating income, net was $5.9 million in fiscal year 2008.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 6. Employee Compensation and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million in legal fees written off related to the tannery litigation and approximately $2.2 million related to the write-off of IPO related costs.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.  Other non-operating expense, net for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  In addition, approximately $0.7 million of obsolete parts were written off at our case ready facilities during fiscal year 2009.  Other non-operating income for fiscal year 2008 includes approximately $3.4 million for the settlement of a lawsuit related to corrugated packaging materials and about $1.3 million related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

 (8)      Income Taxes

Income tax expense includes the following current and deferred provisions (dollars in thousands):

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Current provision:
Federal	$61	$144	$297
State	958	733	638
Foreign	80	77	18
Total current tax expense	1,099	954	953

Deferred provision:
Federal	(144)	32	625
State	(16)	(21)	193
Foreign	-	-	-
Total deferred tax expense	(160)	11	818
Total income tax expense	$939	$965	$1,771

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to net income attributable to USPB before income taxes) as follows (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28,	August 29,	August 30,
	2010	2009	2008
Computed “expected” income tax expense	$56,661	$35,332	$22,394
Passthrough “expected” income tax expense	(56,656)	(35,066)	(21,321)
State taxes, net of federal	928	686	770
Other	5	13	(72)
Total income tax expense	$938	$965	$1,771

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2010 and August 29, 2009 are presented below (thousands of dollars):

	August 28,	August 29,
Deferred tax assets:	2010	2009
Accounts receivable, due to allowance for doubtful accounts	$189	$94
Intangible assets	370	222
Self-insurance and workers compensation accruals	1,044	1,028
Accrued vacation pay and bonuses	18	-
Employee benefit accruals	9	-
Total gross deferred tax assets	1,630	1,344
Deferred tax liabilities:
Prepaid assets	43	-
Property, plant, and equipment, principally due to differences in depreciation	718	740
Total gross deferred tax liabilities	761	740
Net deferred tax assets	$869	$604

Net deferred tax assets and liabilities at August 28, 2010 and August 29, 2009 are included in the consolidated balance sheet as follows (thousands of dollars):

	August 28,	August 29,
	2010	2009
Other assets	$1,630	$1,344
Other liabilities	761	740
	$869	$604

Deferred tax assets and liabilities relate primarily to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 28, 2010 and August 29, 2009.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Beginning in calendar year 2008, some states in which the Company conducts business modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.7 million of these business taxes in income tax expense during fiscal year 2008 as compared to the same period of fiscal years 2010 and 2009.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During the fiscal year 2010, USPB’s unitholders and associates provided approximately 20% of NBP’s cattle requirements. During the fiscal years 2009 and 2008, USPB’s unitholders and associates provided approximately 20% and 19%, respectively, of NBP’s cattle requirements.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At August 28, 2010 and August 29, 2009, the Company had payables to unitholders in the amount of $0.0 million and $0.0 million, respectively.  At August 28, 2010 and August 29, 2009, the Company had receivables from unitholders in the amount of $0.1 million and $0.1 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During fiscal years 2010, 2009, and 2008, NBP had sales and purchases with the following related parties (thousands of dollars):

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Sales to:
Beef Products, Inc. (1)	$120,362	$96,896	$132,415
Total Sales to Affiliate	$120,362	$96,896	$132,415

Purchases from:
Beef Products, Inc. (1)	$40,649	$28,930	$15,710
Total Purchases from Affiliate	$40,649	$28,930	$15,710

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 28, 2010 and August 29, 2009, the amounts due from Beef Products, Inc. (BPI) for sale of beef trimmings were approximately $5.0 million and $4.5 million, respectively.  At August 28, 2010 and August 29, 2009, the amounts due to BPI for the purchase of processed lean beef were approximately $0.7 million and $1.0 million, respectively.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2010, 2009 and 2008, NBP paid approximately $1.9 million, $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table details the assets and liabilities measured at fair value on a recurring basis as of August 28, 2010 and also the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 28, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$15,563	$61	$15,502	$-

Other accrued expenses and
liabilities - derivatives	$14,672	$14,672	$-	$-

Non-controlling interests in NBP	$291,746	$-	$61,854	$229,892

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 29, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$1,442	$1,442	$-	$-

Other accrued expenses and
liabilities - derivatives	$5,087	$3,535	$1,552	$-

Non-controlling interests in NBP	$183,407	$-	$183,407	$-

Management has used certain agreed-upon contractual redemption prices in measuring the fair value of the Klein Affiliates non-controlling interest, which is included in level 2 as of August 28, 2010.  NBPCo Holdings non-controlling interest is based upon unobservable inputs and was included in level 3 as of August 28, 2010.  Management has used certain agreed-upon redemption prices in measuring the fair value of the non-controlling interest as of August 29, 2009.  We have transferred the calculated fair value of NBPCo’s non-controlling interest from level 2 to level 3 during the year ended August 28, 2010 based upon adjustments in valuation techniques due to the amount of time lapsed and changes in business from the previous agreed-upon redemption price.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 28, 2010 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $19.9 million and $6.0 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheet as of August 28, 2010 and August 29, 2009, respectively.

The following table presents the fair values and other information regarding derivative instruments not designated as hedging instruments as of August 28, 2010 and August 29, 2009 (thousands of dollars):

August 28, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$15,563	liabilities	$14,672
Total		$15,563		$14,672
August 29, 2009	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$1,442	liabilities	$5,087
Total		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008 (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on
Instruments	Derivatives	Amount of Gain (Loss) Recognized in Income On Derivatives
			Fiscal year ended
		August 28, 2010	August 29, 2009	August 30, 2008

Commodity contracts	Net sales	$14,860	$(37,386)	$(4,652)
Commodity contracts	Cost of sales	2,397	22,224	3,448
Total		$17,257	$(15,162)	$(1,204)

 (12)    Capital Shares and Equities

LLC Structure

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC (Conversion).  Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the Conversion, there were 691,845 Class A units and 691,845 Class B units.  For a period of time determined by the board of directors, each Class A unit was linked to its corresponding Class B unit and each pair of linked units was required, if transferred, to be transferred together.  On March 27, 2010, the board of directors amended the USPB’s LLC Agreement to enable the Class A and Class B units to be transferred separately.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount as Patronage Notices.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 1, 2006, U.S. Premium Beef’s majority owned subsidiary, NBP, completed the acquisition of the assets of Brawley Beef.  As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California, LP (NBC), a subsidiary of National Beef.  USPB then exchanged the limited partnership units with National Beef for a higher ownership percentage in National Beef.  Immediately following the issuance, there were 736,005 Class A units and 736,005 Class B units.

Class A Units.  When the Conversion occurred, holders of USPB Class A units were entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November, 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders to 10%.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

Class B Units.  When the Conversion occurred, holders of USPB Class B units were entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November, 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class B unitholders to 90%.  Holders of USPB Class B units have no cattle delivery commitment.

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

(13)     Non-controlling Interest

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, certain affiliates of NBP’s Chief Executive officer, Timothy M. Klein (collectively referred to herein as “the Klein Affiliates”), and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed appraisal process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

On June 2, 2010, NBP entered into a Unit Redemption Agreement to redeem at agreed upon redemption prices approximately 5% of the membership interests in NBP that were owned by the Klein’s Affiliates.  As a result, the Klein Affiliates received $8.0 million for their redeemed units.

Generally accepted accounting principles require USPB to determine the fair value of the non-controlling interests in USPB at the end of each reporting period.  To the extent this value increases, this change in fair value is accreted over the redemption period.  In determining the fair value of the non-controlling interests in USPB held by NBPCo Holdings as of August 28, 2010, management has considered previous redemption prices, valuations of peer companies and other factors.  The non-controlling interests in USPB held by the Klein Affiliates as of August 28, 2010 was valued based upon a contractually stipulated valuation formula.  At August 29, 2009 management used previous redemption prices and a contractually stipulated valuation formula in measuring the fair value of the non-controlling interests in USPB.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

USPB accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 28, 2010, the value of the non-controlling interests in USPB was determined to be $297.2 million, which was in excess of its carrying value.  The total value of the non-controlling interests in USPB at August 28, 2010, increased by approximately $56.7 million compared to the value at August 29, 2009.  Accordingly, the carrying value of the non-controlling interests in USPB increased by approximately $82.7 million through accretion during fiscal year 2010, resulting in the $291.7 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 28, 2010.  Offsetting the change in the value of the non-controlling interests in USPB is a corresponding change in the members’ capital.

(14)     Legal Proceedings

National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary of NBP, is a named defendant in two currently pending purported class actions involving NBL's tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri. The lawsuits allege that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs are seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring. On May 11, 2010, the court issued an order ruling that NBL is not liable under a successor liability theory for the conduct of the tannery’s previous owner and another party prior to NBL’s purchase of the tannery.  As a result of this ruling, the plaintiffs in 15 lawsuits filed between April 22, 2009 and April 29, 2010, in the Circuit Courts of Buchannan County, Clinton County, and DeKalb County, Missouri seeking damages for economic damages, punitive damages, diminished property values and medical monitoring voluntarily dismissed their claims against NBL in June 2010.  NBL believes it has meritorious defenses to the claims in the remaining two lawsuits and intends to defend them vigorously.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business.  NBP management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

(15)     Business Segments

ASC 820, Disclosures about Segments of an Enterprise and Related Information establishes annual and interim reporting standards for operating segments of a company. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB operates in one operating segment and reports only certain enterprise‑wide disclosures.

Customer Concentration

In the fiscal years 2010, 2009 and 2008 one customer with its consolidated subsidiaries represented 9.5%, 9.6% and 7.8%, respectively, of total sales, with no other customer representing more than 3.0%, 4.0% and 3.8%, respectively, of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years 2010, 2009 and 2008 of approximately $636.9 million, $608.2 million and $675.1 million, respectively.  No single country outside the United States of America accounted for more than 3% of total sales. The amount of assets maintained outside the United States of America is not material.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)     Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2010 and 2009 is set forth below (dollars in thousands, except per unit data):

			Net
			Income
		Operating	Attributable	Basic Earnings / (Loss) Per		Diluted Earnings / (Loss) Per
	Net Sales	Income	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2010 quarterly results:
November 28, 2009	$1,342,610	$43,350	$25,465	$9.06	$24.89	$8.92	$24.89
February 27, 2010	1,340,926	54,245	31,233	$4.25	$37.21	$4.18	$37.21
May 29, 2010	1,537,879	80,390	51,992	$7.07	$61.95	$6.96	$61.95
August 28, 2010	1,586,514	83,438	52,261	$7.11	$62.27	$6.99	$62.27
	$5,807,929	$261,423	$160,951

2009 quarterly results:
November 29, 2008	$1,428,977	$2,084	$(3,245)	$(1.46)	$(2.96)	$(1.46)	$(2.96)
February 28, 2009	1,298,218	40,631	31,430	$14.10	$28.64	$13.90	$28.22
May 30, 2009	1,318,020	51,342	27,692	$12.43	$25.23	$12.24	$24.84
August 29, 2009	1,404,063	73,319	44,106	$19.79	$39.12	$19.51	$39.12
	$5,449,278	$167,376	$99,983

(17)     Subsequent Event

On October 27, 2010 NBP's Board of Managers approved a $150.0 million cash distribution to the members.  NBP intends to make the distribution on or before December 1, 2010 and utilize the Credit Facility to fund the distribution.