Form 10-Q
period 2010-11-27
U. S. Premium Beef, LLC
filed 2011-01-07
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of December 25, 2010, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit data)
	November 27,	August 28,
Assets	2010	2010

Current assets:
Cash and cash equivalents	$48,315	$35,439
Accounts receivable, less allowance for returns and doubtful accounts
of $2,971 and $2,891, respectively	177,470	182,237
Due from affiliates	4,914	5,089
Other receivables	7,860	7,399
Inventories	240,811	232,943
Other current assets	68,431	45,999
Total current assets	547,801	509,106
Property, plant, and equipment, at cost	558,967	546,756
Less accumulated depreciation	234,431	222,677
Net property, plant, and equipment	324,536	324,079
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $16,650 and $16,128, respectively	58,094	58,606
Other assets	8,085	8,695
Total assets	$1,024,767	$986,737

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$22,185	$22,412
Cattle purchases payable	88,713	70,208
Accounts payable - trade	69,553	73,562
Due to affiliates	942	738
Patronage notices payable in cash	6,552	-
Accrued compensation and benefits	34,043	82,474
Accrued insurance	17,841	15,048
Other accrued expenses and liabilities	35,701	27,747
Distributions payable	149,903	8,350
Total current liabilities	425,433	300,539
Long-term liabilities:
Long-term debt, excluding current installments	257,771	225,090
Other liabilities	2,482	2,443
Total long-term liabilities	260,253	227,533
Total liabilities	685,686	528,072
Noncontrolling interest in NBP	268,291	291,746
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	25,803	115,452
Patronage notices	42,130	48,682
Accumulated other comprehensive income (loss) attributable to USPB	33	23
Total capital shares and equities attributable to USPB	67,966	164,157
Noncontrolling interest in Kansas City Steak Company, LLC	2,824	2,762
Total Capital Shares and Equities	70,790	166,919
Commitments and contingencies	-	-
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$1,024,767	$986,737

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended
	November 27, 2010	November 28, 2009

Net sales	$1,587,320	$1,342,610

Costs and expenses:
Cost of sales	1,505,439	1,273,312
Selling, general, and administrative expenses	14,421	13,189
Depreciation and amortization	13,062	12,758
Total costs and expenses	1,532,922	1,299,259

Operating income	54,398	43,351

Other income (expense):
Interest income	12	31
Interest expense	(2,609)	(4,563)
Other, net	592	4
Income before taxes	52,393	38,823

Income tax expense	(334)	(400)
Net income	52,059	38,423
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(62)	(223)
National Beef Packing Company, LLC	(16,548)	(12,735)
Net income attributable to U.S. Premium Beef, LLC	$35,449	$25,465
Earnings per unit:
Basic
Class A units	$4.82	$9.06
Class B units	$42.24	$24.89
Diluted
Class A units	$4.75	$8.92
Class B units	$42.24	$24.89

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	746,063	747,471
Class B units	755,385	755,385
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
	13 weeks ended	13 weeks ended
	November 27, 2010	November 28, 2009

Cash flows from operating activities:
Net income	$52,059	$38,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,062	12,758
Gain on disposal of property, plant, and equipment	(365)	(128)
Amortizaton of debt issuance costs	345	195
Changes in assets and liabilities:
Accounts receivable	4,767	7,574
Due from affiliates	177	990
Other receivables	(461)	(2,491)
Inventories	(7,868)	(12,020)
Other assets	(22,177)	(638)
Cattle purchases payable	15,986	8,713
Accounts payable	(608)	(1,938)
Due to affiliates	202	64
Accrued compensation and benefits	(48,431)	(26,178)
Accrued insurance	2,793	(569)
Other accrued expenses and liabilities	7,993	(242)
Net cash provided by operating activities	17,474	24,513
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(13,407)	(9,532)
Proceeds from sale of property, plant, and equipment	776	484
Net cash used in investing activities	(12,631)	(9,048)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	37,991	(34,168)
Borrowings under term note payable	-	75,000
Payments of term notes payable	(5,258)	(258)
Repayments of other indebtedness / capital leases	(279)	(4,576)
Purchase and cancellation of senior notes	-	(39,798)
Cash paid for financing costs	-	(1,018)
Change in overdraft balances	(882)	12,705
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(10,132)	(11,179)
Member distributions	(13,417)	(12,184)
Net cash provided by (used in) financing activities	8,023	(15,476)
Effect of exchange rate changes on cash	10	22
Net increase in cash	12,876	11
Cash and cash equivalents at beginning of the period	35,439	18,853
Cash and cash equivalents at end of the period	$48,315	$18,864
Supplemental cash disclosures:
Cash paid during the period for interest	$2,450	$3,552
Cash paid during the period for taxes, net of refunds	$14	$79
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$52	$55

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission, or SEC, for the fiscal year ended August 28, 2010.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2) New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures.  The ASU issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy.  This guidance will become effective for the Company’s year ending in fiscal year 2012.  The adoption of ASU No. 2010-06 should not significantly impact the Company’s consolidated financial position or results of operations.

(3) Inventories

Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are recorded based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.  Inventories at November 27, 2010 and August 28, 2010 consisted of the following (thousands of dollars):

	November 27, 2010	August 28, 2010

Dressed and boxed meat products	$157,490	$154,927
Beef by-products	45,863	46,891
Supplies and other	37,458	31,125
	$240,811	$232,943

(4) Comprehensive Income Attributable to USPB

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (thousands of dollars):

	13 weeks ended	13 weeks ended
	November 27, 2010	November 28, 2009
Net income	$52,059	$38,423
Other comprehensive (loss) income:
Foreign currency translation adjustments	10	22
Comprehensive income	$52,069	$38,445
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(62)	(223)
National Beef Packing Company, LLC	(16,548)	(12,735)
Comprehensive income attributable to USPB	$35,459	$25,487

(5) Noncontrolling Interests In NBP

At any time after certain dates, the earliest being July 31, 2010 in the case of NBPCo Holdings, the latest being July 31, 2011 in the case of certain affiliates of NBP’s Chief Executive officer, Timothy M. Klein, or the Klein Affiliates, NBPCo Holdings and the Klein Affiliates have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process or a specified formula.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Generally accepted accounting principles require the Company to determine the fair value of the noncontrolling interest in NBP at the end of each reporting period.  To the extent this value increases, this change in fair value is accreted over the redemption period.  In determining the fair value of the noncontrolling interest in NBP held by NBPCo Holdings as of November 27, 2010, management has considered previous redemption prices, valuations of peer companies and other factors.  The noncontrolling interest in NBP held by the Klein Affiliates as of November 27, 2010 was valued based upon a contractually stipulated valuation formula.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At November 27, 2010, the value of the noncontrolling interest in NBP was determined to be $273.9 million, which was in excess of its carrying value.  The total value of the noncontrolling interest in NBP at November 27, 2010, decreased by approximately $23.3 million compared to the value at August 28, 2010, primarily related to distributions offset by net income.  The carrying value of the noncontrolling interest in NBP increased by approximately $14.2 million through accretion during the three months ended November 27, 2010, resulting in the $268.3 million carrying value, as reflected in the accompanying consolidated balance sheet as of November 27, 2010.  Offsetting the change in value of noncontrolling interest in NBP is a corresponding change in members’ capital.

(6) Contingencies

National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary of NBP, has been a named defendant in two purported class actions involving NBL's tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri. The lawsuits alleged that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs were seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring. The claims against NBL in these lawsuits were dismissed on December 2, 2010 and December 10, 2010.  As a result of these dismissals, NBL is no longer a party to these lawsuits.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of November 27, 2010 and also the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	November 27, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$27,639	$4,966	$22,673	$-

Other accrued expenses and
liabilities - derivatives	$22,925	$22,925	$-	$-

Noncontrolling interests in NBP	$268,291	$-	$56,720	$211,571

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 28, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$15,563	$61	$15,502	$-

Other accrued expenses and
liabilities - derivatives	$14,672	$14,672	$-	$-

Noncontrolling interests in NBP	$291,746	$-	$61,854	$229,892

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates share of the noncontrolling interest in NBP, which is included in level 2 as of November 27, 2010 and August 28, 2010.  NBPCo Holdings share of the noncontrolling interest in NBP is based upon unobservable inputs, thus included in level 3 as of November 27, 2010 and August 28, 2010.

The following table presents a reconciliation of noncontrolling interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended November 27, 2010 (thousands of dollars).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Minority Owners'
Interest

Balance at August 28, 2010	$229,892
Allocation of year-to-date net income	13,486
Class A priority distribution	(736)
Class B distributions	(6,021)
Equity distributions	(37,156)
Appraisal valuation adjustment	12,106
Balance at November 27, 2010	$211,571

(8) Disclosure about Derivative Instruments and Hedging Activities

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative instruments pursuant to its established policies:

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of November 27, 2010 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $27.9 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 6 and other information regarding derivative instruments not designated as hedging instruments as of November 27, 2010, and August 28, 2010 (thousands of dollars):

November 27, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Accrued
	Other current		expenses and
Commodity contracts	assets	$27,639	other liabilities	$22,925
Total		$27,639		$22,925
August 28, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Accrued
	Other current		expenses and
Commodity contracts	assets	$15,563	other liabilities	$14,672
Total		$15,563		$14,672
8

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen week period ended November 27, 2010 (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on	Amount of Gain (Loss) Recognized in
Instruments	Derivatives	Income On Derivatives
		13 weeks ended	13 weeks ended
		November 27, 2010	November 28, 2009

Commodity contracts	Net sales	$6,970	$(6,757)
Commodity contracts	Cost of sales	(6,489)	3,543
Total		$481	$(3,214)

(9) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  Accordingly, for the thirteen week period ended November 28, 2009, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A’s and 67% to the Class B’s and the remainder of the income for the quarter was allocated 10% to the Class A’s and 90% to the Class B’s.  For the thirteen week period ended November 27, 2010 income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

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

Income Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	November 27, 2010	November 28, 2009
	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,545	$6,663
Class B	$31,904	$18,802

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$4.82	$9.06
Class B	$42.24	$24.89

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,545	$6,663
Class B	$31,904	$18,802

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	10,678	12,086
Units (denominator)	746,063	747,471

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$4.75	$8.92
Class B	$42.24	$24.89

(10) Subsequent Events

On November 29, 2010, NBP drew $175 million under its Amended and Restated Credit Agreement.  The draw was made to fund distributions to NBP’s members and for general corporate purposes.  The draw constitutes the last of a series of term loans under the Credit Facility not to exceed $375 million in the aggregate.  The total amount of term loans outstanding under the Credit Facility immediately following the draw was approximately $370 million.

On November 29, 2010, NBP paid an approximately $141.2 million cash distribution to certain members based on approval by NBP’s Board of Managers on October 27, 2010 of a $150 million cash distribution.  USPB received approximately $104 million of the cash distribution.  The remaining $8.8 million was paid to certain members on January 3, 2011.

  On December 17, 2010, USPB distributed approximately $9.7 million to the holders of USPB’s Class A units and approximately $87.7 million to holders of Class B units.  USPB used the remaining proceeds of approximately $6.6 million to redeem fiscal year 1999 patronage notices.

On December 17, 2010, NBP entered into a series of agreements with the City of St. Joseph, Missouri to provide Missouri Chapter 100 bonds in the amount of $14.5 million.  NBP agreed to purchase the bonds which would effectively provide property tax abatement on certain equipment, which will be leased to NBP by the City of St. Joseph under a capital lease, located at NBP’s hide processing facilities in St. Joseph, Missouri.  Additionally, NBP entered into a Payment in Lieu of Taxes Agreement related to the abatement.  As a result of the legal right of offset, the capital lease obligation and corresponding bond investment will be eliminated in consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety issues, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy, or BSE, product contamination and recall concerns, competitive practices and consolidation in the cattle production and processing industries and among our customers, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, trade barriers and exchange controls, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

Industry Outlook

We anticipate fed cattle supplies to remain above prior year levels through the winter quarter following active late summer placements and very favorable cattle feeding conditions through the fall.  The anticipated greater supplies and heavier weights should contribute to gains in beef production compared to the prior year.  Beyond the first calendar quarter of 2011, we expect fed cattle supplies to tighten following placement of cattle with more diverse placement weights and the continuing calf crop decline.  Larger cow and bull slaughter during 2010 continues to imply herd liquidation and the trend of smaller cattle supplies into the coming years.  While the cattle supply may appear negative to NBP’s operations, recent beef demand, supported by beef export tonnage near that of pre-BSE (2003) levels and encouraging domestic economic conditions, appears positive.  Absent significant deterioration in domestic and global economic conditions, we expect cattle and beef prices to remain strong throughout 2011.

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

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may have a material adverse effect on our revenues and net income.

In December 2010, the United States Department of Agriculture (USDA) announced that China has agreed to resume talks with the Unites States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months in early 2011.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or our operations and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

Recent Events

On June 22, 2010, the Grain Inspection and Packers and Stockyards Administration published a proposed rule adding new regulations under the Packers and Stockyards Act.  If adopted as currently proposed, the new regulations could have a significant impact on marketing and procurement practices in the beef processing industry and could affect how we procure cattle for our value-added programs and how we process and market value-added beef products. We cannot presently assess the full economic impact of the proposed rule on the beef processing industry or on our operations.

Results of Operations

Thirteen weeks ended November 27, 2010 compared to thirteen weeks ended November 29, 2008

General.  Net income for the thirteen weeks ended November 27, 2010 was approximately $52.1 million compared to net income of approximately $38.4 million for the thirteen weeks ended November 28, 2009, an increase of $13.7 million.  Sales were higher in the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009 due in part to an approximate 4.0% increase in the volume of cattle processed and increase in the average sales price per head of approximately14.3% during the current reporting period.

Total costs and expenses of $1,532.9 million for the thirteen weeks ended November 27, 2010 were 96.6% of sales compared to approximately $1,299.3 million for the thirteen weeks ended November 28, 2009, or 96.8% of sales.  An increase in the volume of cattle processed, and a decrease in total costs as a percentage of sales resulted in increased operating income of approximately $11.0 million for the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009.

Net Sales.  Net sales were $1,587.3 million for the thirteen weeks ended November 27, 2010 compared to $1,342.6 million for the thirteen weeks ended November 28, 2009, an increase of $244.7 million, or 18.2%.  The increase in net sales primarily resulted from an approximately 14.3% increase in the average sales price per head during the thirteen weeks ended November 27, 2010 as the demand for beef products was stronger as compared to the thirteen weeks ended November 28, 2009.  Also contributing to the increase in net sales was an approximately 4.0% increase in the volume of cattle processed.

Cost of Sales.  Cost of sales was $1,505.4 million for the thirteen weeks ended November 27, 2010 compared to $1,273.3 million for the thirteen weeks ended November 28, 2009, an increase of $232.1 million, or 18.2%.  The increase was primarily a result of an approximate 15.3% increase in cattle prices for the comparable periods.  Also contributing to the increase was an increase in the volume of cattle processed of approximately 4.0% during the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.4 million for the thirteen weeks ended November 27, 2010 compared to $13.2 million for the thirteen weeks ended November 28, 2009, an increase of approximately $1.2 million, or 9.1%.  The increase primarily reflects an increase of approximately $0.5 million in both consulting and salaries expense for the period.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $13.1 million for the thirteen weeks ended November 27, 2010 compared to $12.8 million for the thirteen weeks ended November 28, 2009, an increase of $0.3 million, or 2.3%.  The slight increase in depreciation expense was primarily related to fixed assets being placed into service during fiscal year 2011.

Operating Income.  Operating income was approximately $54.4 million for the thirteen weeks ended November 27, 2010 compared to operating income of approximately $43.4 million for the thirteen weeks ended November 28, 2009, an increase of $11.0 million, or 25.3%. The improvement in operating income during the first quarter of fiscal year 2010 resulted primarily from an increase in the sales per head of approximately 14.3% and increase in the volume of cattle processed of approximately 4.0% during the thirteen weeks ended November 27, 2010.  These increases were offset by an increase in average live cattle prices of approximately 15.3% during the period.

Interest Expense.  Interest expense was $2.6 million for the thirteen weeks ended November 27, 2010 compared to $4.6 million for the thirteen weeks ended November 28, 2009, a decrease of $2.0 million, or 43.5%.  The decrease in interest expense during the thirteen weeks ended November 27, 2010 as compared to the thirteen weeks ended November 28, 2009 was due primarily to a decrease in the average borrowings during the period of approximately12.3%, and a decrease of approximately 226 basis points on the average daily interest rate during each of the respective reporting periods.  These decreases are primarily due to the purchase and cancellation of the remaining approximately $66.9 million of NBP’s senior notes.  Portions of these notes were outstanding during the thirteen weeks ended November 28, 2009, but were retired and cancelled in their entirety prior to the beginning of the thirteen weeks ending November 27, 2010.

Income Tax Expense.  Income tax expense was $0.3 million and $0.4 million for the thirteen weeks ended November 27, 2010 and November 28, 2009, respectively.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  As a result of the factors described above, net income for the thirteen-week period ended November 27, 2010 was approximately $52.1 million compared to net income of approximately $38.4 million for the thirteen-week period ended November 28, 2009, an increase of approximately $13.7 million, or 35.7%.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended November 27, 2010 was $16.5 million compared to noncontrolling interest in the net income for the thirteen weeks ended November 28, 2009 of $12.7 million, a change of $3.8 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Liquidity and Capital Resources

As of November 27, 2010, we had net working capital of approximately $122.4 million, which included $149.9 million in distributions payable, and cash and cash equivalents of $48.3 million.  As of August 28, 2010, we had net working capital of approximately $208.6 million, which included cash and cash equivalents of $35.4 million, with $8.4 million in distributions payable.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility (Credit Facility).

As of November 27, 2010, we had $280.0 million of long-term debt, $22.2 million of which was classified as a current liability. As of November 27, 2010, NBP’s Credit Facility originally consisted of a $375.0 million term loan, of which $195.0 million was outstanding and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $65.0 million, outstanding letters of credit of $24.1 million and available borrowings of $159.6 million, based on the most restrictive financial covenant calculations.  We also had a term loan with CoBank of which $0.8 million was outstanding and a $10.0 million revolving line of credit with CoBank all of which was available.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  USPB and NBP were in compliance with all of the financial covenants under the Credit Facilities as of November 27, 2010.

In addition to outstanding borrowings under NBP Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $12.2 million and capital lease and other obligations of $7.0 million as of November 27, 2010.

We believe that available borrowings under NBP’s Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 28, 2010.

Operating Activities

Net cash provided through operating activities in the thirteen weeks ended November 27, 2010 was $17.5 million compared to net cash provided through operating activities of $24.5 million in the thirteen weeks ended November 28, 2009.  The $7.0 million decrease in operating activities was primarily related a decrease in working capital changes during the period, primarily related to an increase in cash paid in fiscal year 2011 for bonuses earned in fiscal year 2010 and an increase in cash collateral posted on derivatives liabilities.  These decreases are partially offset by an increase in net income of approximately $13.7 million during the thirteen weeks ended November 27, 2010 as compared to the thirteen weeks ended November 28, 2009.

Investing Activities

Net cash used in investing activities was $12.6 million in the thirteen weeks ended November 27, 2010 compared to $9.0 million in the thirteen weeks ended November 28, 2009.  This increase in cash used was primarily attributable to an approximate $3.9 million increase in expenditures for property, plant and equipment during the thirteen weeks ended November 27, 2010 as compared to the thirteen weeks ended November 28, 2009.

Financing Activities

Net cash provided by financing activities was $8.0 million during the thirteen weeks ended November 27, 2010 compared to net cash used in financing activities of $15.5 million during the thirteen weeks ended November 28, 2009.  The change was primarily attributed to an approximately $72.2 million increase in net receipts under our revolving credit lines during the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009, and the purchase and cancellation of approximately $39.8 million of NBP’s senior notes during the thirteen weeks ended November 28, 2009.  These increases in cash provided by financing activities was partially offset by an approximate $75.0 million in borrowings under NBP’s term note payable during the thirteen weeks ended November 28, 2009 and an approximate $13.6 million change in the overdraft balances during the period.

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

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid  based on different ratios of funded debt to EBITDA. As of November 27, 2010, the interest rates for the term loan and revolving loan were approximately 2.76% and 3.53%, respectively.

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

From time to time, NBP purchases cattle futures and options contracts.  Its primary use of these contracts is to partially determine its future input costs when NBP has committed forward sales purchase orders from customers at a specified fixed price.  The longest duration futures contract owned is sixteen months.  In accordance with ASC 815, Derivatives and Hedging, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of November 27, 2010 and August 28, 2010, the potential change in the fair value of the derivative instruments NBP holds that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $9.3 million and $0.3 million, respectively.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of November 27, 2010, the weighted average interest rate on our $273.0 million of variable interest debt was approximately 2.84%.  As of August 28, 2010, the weighted average interest rate on our $240.2 million of variable interest debt was approximately 2.77%.

We had total interest expense of approximately $2.6 million during the thirteen weeks ended November 27, 2010.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.3 million during the thirteen weeks ended November 27, 2010.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan, South Korea and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 28, 2010 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended August 28, 2010 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits
3.0

Redemption of 1999 Patronage Notices and Distribution by U.S. Premium Beef, LLC (incorporated herein by reference to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 20, 2010).

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

Date: January 7, 2011

