Form 10-Q
period 2011-02-26
U. S. Premium Beef, LLC
filed 2011-04-08
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of April 6, 2011, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit data)
	February 26,	August 28,
Assets	2011	2010

Current assets:
Cash and cash equivalents	$50,621	$35,439
Accounts receivable, less allowance for returns and doubtful accounts
of $2,961 and $2,891, respectively	191,853	182,237
Due from affiliates	6,090	5,089
Other receivables	7,965	7,399
Inventories	245,905	232,943
Other current assets	95,246	45,999
Total current assets	597,680	509,106
Property, plant, and equipment, at cost	576,215	546,756
Less accumulated depreciation	246,909	222,677
Net property, plant, and equipment	329,306	324,079
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $17,176 and $16,128, respectively	57,568	58,606
Other assets	8,558	8,695
Total assets	$1,079,363	$986,737

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$38,966	$22,412
Cattle purchases payable	77,429	70,208
Accounts payable - trade	72,341	73,562
Due to affiliates	1,215	738
Accrued compensation and benefits	49,306	82,474
Accrued insurance	16,624	15,048
Other accrued expenses and liabilities	52,765	27,747
Distributions payable	22,871	8,350
Total current liabilities	331,517	300,539
Long-term liabilities:
Long-term debt, excluding current installments	398,189	225,090
Other liabilities	2,483	2,443
Total long-term liabilities	400,672	227,533
Total liabilities	732,189	528,072
Noncontrolling interest in NBP	310,501	291,746
Capital shares and equities:
Members' (deficit) / capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	(8,481)	115,452
Patronage notices	42,130	48,682
Accumulated other comprehensive income attributable to USPB	44	23
Total capital shares and equities attributable to USPB	33,693	164,157
Noncontrolling interest in Kansas City Steak Company, LLC	2,980	2,762
Total Capital Shares and Equities	36,673	166,919
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$1,079,363	$986,737

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010

Net sales	$1,652,606	$1,340,926	$3,239,926	$2,683,536

Costs and expenses:
Cost of sales	1,562,350	1,259,860	3,067,789	2,533,171
Selling, general, and administrative expenses	16,222	13,596	30,643	26,786
Depreciation and amortization	13,419	13,225	26,481	25,983
Total costs and expenses	1,591,991	1,286,681	3,124,913	2,585,940

Operating income	60,615	54,245	115,013	97,596

Other income (expense):
Interest income	12	6	24	36
Interest expense	(3,485)	(3,539)	(6,094)	(8,102)
Other, net	228	(3,785)	821	(3,780)
Income before taxes	57,370	46,927	109,764	85,750

Income tax (expense) benefit	(383)	48	(718)	(352)
Net income	56,987	46,975	109,046	85,398
Less: Net income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(372)	(568)	(433)	(791)
National Beef Packing Company, LLC	(18,564)	(15,174)	(35,113)	(27,909)
Net income attributable to U.S. Premium Beef, LLC	$38,051	$31,233	$73,500	$56,698

Earnings per unit:
Basic
Class A units	$5.17	$4.25	$9.99	$13.95
Class B units	$45.34	$37.21	$87.57	$61.48
Diluted
Class A units	$5.09	$4.18	$9.85	$13.72
Class B units	$45.34	$37.21	$87.57	$61.48

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	746,981	747,471	746,546	747,471
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010

Cash flows from operating activities:
Net income	$109,046	$85,398
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	26,481	25,983
Gain on disposal of property, plant, and equipment	(645)	(120)
Amortization of debt issuance costs	757	484
Write-off of debt issuance costs	-	418
Changes in assets and liabilities:
Accounts receivable	(9,616)	741
Due from affiliates	(1,001)	501
Other receivables	(566)	(199)
Inventories	(12,962)	(13,252)
Other assets	(49,366)	(2,302)
Cattle purchases payable	1,924	223
Accounts payable	(2,491)	(4,818)
Due to affiliates	477	22
Accrued compensation and benefits	(33,168)	(12,627)
Accrued insurance	1,576	(221)
Other accrued expenses and liabilities	25,058	(4,912)
Net cash provided by operating activities	55,504	75,319
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(31,660)	(17,986)
Proceeds from sale of property, plant, and equipment	1,645	683
Net cash used in investing activities	(30,015)	(17,303)
Cash flows from financing activities:
Net receipts under revolving credit lines	30,000	16,100
Borrowings under term note payable	175,000	75,000
Payments of term notes payable	(14,765)	(23,617)
Repayments of other indebtedness / capital leases	(582)	(5,245)
Payment of patronage notices	(6,552)	-
Purchase and cancellation of senior notes	-	(66,855)
Cash paid for financing costs	(509)	(1,103)
Change in overdraft balances	6,567	14,191
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(65,396)	(21,767)
Member distributions	(134,091)	(38,068)
Net cash used in financing activities	(10,328)	(51,364)
Effect of exchange rate changes on cash	21	18
Net increase in cash	15,182	6,670
Cash and cash equivalents at beginning of the period	35,439	18,853
Cash and cash equivalents at end of the period	$50,621	$25,523
Supplemental cash disclosures:
Cash paid during the period for interest	$5,340	$8,212
Cash paid during the period for taxes	$722	$9
Supplemental non-cash disclosures fo investing and financing activities:
Assets acquired dthorugh capital lease	$129	$111
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended August 28, 2010.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2) New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures.  The ASU issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy.  This guidance will become effective for the Company’s year ending in fiscal year 2012.  The adoption of ASU No. 2010-06 should not significantly impact the Company’s consolidated financial position or results of operations.

(3) Inventories

Inventories at February 26, 2011 and August 28, 2010 consisted of the following (thousands of dollars):

	February 26, 2011	August 28, 2010

Dressed and boxed meat products	$160,970	$154,927
Beef by-products	42,290	46,891
Supplies and other	42,645	31,125
	$245,905	$232,943

(4) Comprehensive Income Attributable to USPB

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income	$56,987	$46,975	$109,046	$85,398
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(4)	21	18
Comprehensive income	$56,998	$46,971	$109,067	$85,416
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(372)	(568)	(433)	(791)
National Beef Packing Company, LLC	(18,564)	(15,174)	(35,113)	(27,909)
Comprehensive income attributable to USPB	$38,062	$31,229	$73,521	$56,716

(5) Noncontrolling Interests In NBP

At any time after certain dates, the earliest being July 31, 2010 in the case of NBPCo Holdings, the latest being July 31, 2011 in the case of certain affiliates of NBP’s Chief Executive Officer, Timothy M. Klein, (Klein Affiliates), NBPCo Holdings and the Klein Affiliates have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process or a specified formula.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Generally accepted accounting principles require the Company to determine the fair value of the noncontrolling interest in NBP at the end of each reporting period.  To the extent this value increases, the change in fair value is accreted over the redemption period.  In determining the fair value of the noncontrolling interest in NBP held by NBPCo Holdings as of February 26, 2011, management has considered previous redemption prices, valuations of peer companies and other factors.  The noncontrolling interest in NBP held by the Klein Affiliates as of February 26, 2011 was valued based upon a contractually stipulated formula.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At February 26, 2011, the value of the noncontrolling interest in NBP was determined to be $315.9 million, which was in excess of its carrying value.  The total value of the noncontrolling interest in NBP at February 26, 2011, increased by approximately $42.0 million and $18.7 million compared to the value at November 27, 2011 and August 28, 2010, respectively.  The carrying value of the noncontrolling interest in NBP increased through accretion during the thirteen and twenty-six week periods ending February 26, 2011 by approximately $35.7 million and $49.9 million, respectively.  Offsetting the change in value of noncontrolling interest in NBP is a corresponding change in members’ capital.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of February 26, 2011 and August 28, 2010 and also the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
Description	February 26, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Other current assets - derivatives	$40,013	$2,226	$37,787	$-

Other accrued expenses and
liabilities - derivatives	$38,090	$38,090	$-	$-

Noncontrolling interests in NBP	$310,501	$-	$61,220	$249,281

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
Description	August 28, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Other current assets - derivatives	$15,563	$61	$15,502	$-

Other accrued expenses and
liabilities - derivatives	$14,672	$14,672	$-	$-

Noncontrolling interests in NBP	$291,746	$-	$61,854	$229,892

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates share of the noncontrolling interest in NBP, which is included in level 2 as of February 26, 2011 and August 28, 2010.  NBPCo Holdings share of the noncontrolling interest in NBP is based upon unobservable inputs, thus included in level 3 as of February 26, 2011 and August 28, 2010.

The following table presents a reconciliation of noncontrolling interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the thirteen and twenty-six weeks ended February 26, 2011 (thousands of dollars).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	13 weeks ended	26 weeks ended
	February 26, 2011	February 26, 2011

Beginning Balance	$211,571	$229,892
Allocation of year-to-date net income	15,103	28,590
Class A priority distribution	(736)	(1,472)
Class B distributions	(9,117)	(15,138)
Equity distributions	-	(37,156)
Appraisal valuation adjustment	32,460	44,565
Balance at February 26, 2011	$249,281	$249,281

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of February 26, 2011.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $43.6 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of February 26, 2011 and August 28, 2010 (thousands of dollars):

February 26, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

	Other current		Accrued expenses and
Commodity contracts	assets	$40,013	other liabilities	$38,090
Total		$40,013		$38,090
August 28, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

	Other current		Accrued expenses and
Commodity contracts	assets	$15,563	other liabilities	$14,672
Total		$15,563		$14,672

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income	Amount of Gain (Loss) Recognized in
Instruments	on Derivatives	Income On Derivatives
		13 weeks ended	26 weeks ended
		February 26, 2011	February 26, 2011

Commodity contracts	Net sales	$2,959	$9,929
Commodity contracts	Cost of sales	(11,482)	(17,971)
Total		$(8,523)	$(8,042)

		13 weeks ended	26 weeks ended
		February 27, 2010	February 27, 2010

Commodity contracts	Net sales	$3,588	$(3,169)
Commodity contracts	Cost of sales	4,393	7,937
Total		$7,981	$4,768

(9) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  Accordingly, for the thirteen week period ended February 27, 2010, income was allocated 10% to the Class A’s and 90% to the Class B’s.  For the twenty-six week period ended February 27, 2010, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A’s and 67% to the Class B’s and the remainder of the income for the period was allocated 10% to the Class A’s and 90% to the Class B’s.  For the thirteen and twenty-six week periods ended February 26, 2011 income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

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

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,805	$3,125	$7,350	$10,258
Class B	$34,246	$28,108	$66,150	$46,440

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.17	$4.25	$9.99	$13.95
Class B	$45.34	$37.21	$87.57	$61.48

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,805	$3,125	$7,350	$10,258
Class B	$34,246	$28,108	$66,150	$46,440

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	11,596	12,086	11,161	12,086
Units (denominator)	746,981	747,471	746,546	747,471

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.09	$4.18	$9.85	$13.72
Class B	$45.34	$37.21	$87.57	$61.48

(10) Debt

On November 29, 2010, NBP drew $175 million under its Amended and Restated Credit Agreement.  The draw was made to fund distributions to NBP’s members and for general corporate purposes.  The draw constituted the last of a series of term loans under the Credit Facility not to exceed $375 million in the aggregate.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also Part II. Item 1A, Risk Factors, included in this report, and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended August 28, 2010 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

We anticipate strong beef demand to offset possible negative implications of year-over-year increases in fed cattle supplies into mid-summer.  Cattle placement has been active during the first calendar quarter as dry conditions in the Central and South Plains moved larger numbers of lightweight cattle onto feed.  We anticipate this early placement of calves, combined with smaller calf crops, to contribute to a decline in cattle supplies during the second half of calendar year 2011.  The long term cattle industry outlook remains essentially unchanged, although herd liquidation appears to be easing.   Export of beef products is expected to remain strong supported by an improving global economy and the value of the dollar relative to other major currencies.

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

In December 2010, the United States Department of Agriculture (USDA) announced that China has agreed to resume talks with the Unites States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months in early 2011.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or our operations, and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

In March 2011 a major earthquake followed by a tsunami hit the east coast of Japan and caused significant damage to parts of the country.  A portion of our export sales are delivered to Japan, and while we cannot presently assess the full long-term economic impact of the earthquake and tsunami on our operations, so far there have been few interruptions.

Regulatory Developments

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

Results of Operations

Thirteen weeks ended February 26, 2011 compared to thirteen weeks ended February 27, 2010

General.  Net income for the thirteen weeks ended February 26, 2011 was approximately $57.0 million compared to net income of approximately $47.0 million for the thirteen weeks ended February 27, 2010, an improvement of approximately $10.0 million, or 21.3%.  Net sales were higher in the thirteen weeks ended February 26, 2011 compared to the thirteen weeks ended February 27, 2010 primarily due to a 20.1% increase in the net sales per head, as well as a 2.4% increase in the volume of cattle processed.

Total costs and expenses of approximately $1,592.0 million for the thirteen weeks ended February 26, 2011, were 96.3% of net sales compared to approximately $1,286.7 million for the thirteen weeks ended February 27, 2010, or 96.0% of net sales.  Continued stable demand for beef products and increases in cattle prices during the second quarter of fiscal year 2011 as compared to the same period of fiscal year 2010 resulted in a slight increase in the percentage of total costs to net sales during the period.

Net Sales.  Net sales were approximately $1,652.6 million for the thirteen weeks ended February 26, 2011 compared to approximately $1,340.9 million for the thirteen weeks ended February 27, 2010, an increase of approximately $311.7 million, or 23.2%.  The increase in net sales resulted primarily from a 20.1% increase in the net sales per head during the thirteen weeks ended February 26, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and the price of beef products increased during the period.  Also contributing to the increase in net sales was an approximately 2.4% increase in the number of cattle processed compared to the same period of the prior year.

Cost of Sales.  Cost of sales was approximately $1,562.4 million for the thirteen weeks ended February 26, 2011 compared to approximately $1,259.9 million for the thirteen weeks ended February 27, 2010, an increase of approximately $302.5 million, or 24.0%.   The increase was primarily a result of an approximately 23.9% increase in average cattle prices during the period compared to the prior period.  In addition, the cost of sales increase was partially due to the 2.4% increase in the volume of cattle processed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $16.2 million for the thirteen weeks ended February 26, 2011 compared to approximately $13.6 million for the thirteen weeks ended February 27, 2010, an increase of approximately $2.6 million, or 19.1%.   The increase is primarily driven by a $1.7 million increase in accrued compensation associated with a higher estimated enterprise value for NBP, which impacts the compensation expense recorded for the CEO phantom unit plan, and the implementation of a management phantom unit plan in the current fiscal year.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $13.4 million for the thirteen weeks ended February 26, 2011 compared to approximately $13.2 million for the thirteen weeks ended February 27, 2010, an increase of approximately $0.2 million, or 1.5%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2011.

Operating Income.  Operating income was approximately $60.6 million for the thirteen weeks ended February 26, 2011 compared to operating income of approximately $54.2 million for the thirteen weeks ended February 27, 2010, an improvement of approximately $6.4 million, or 11.8%.  The increased operating income resulted from an approximately 20.1% increase in net sales per head for and a 2.4% increase in the volume of cattle processed.  These increases are partially offset by an approximately 23.9% increase in average cattle prices during the period.

Other, net.  Other, net non-operating income was approximately $0.2 million for the thirteen weeks ended February 26, 2011 compared to other, net non-operating expense of approximately $3.8 million for the thirteen weeks ended February 27, 2010, an improvement of  approximately $4.0 million.  During the thirteen weeks ended February 27, 2010, we expensed $2.2 million incurred in connection with the attempted IPO by National Beef, Inc. in December 2009.  In addition, during the thirteen weeks ended February 27, 2010, we expensed approximately $1.8 million of legal fees, and the remaining senior notes issuance fees of $0.2 million.

Income Tax Expense/Benefit.  Income tax expense was $0.4 million for the thirteen weeks ended February 26, 2011 compared to an income tax of $0.0 million for the same period of fiscal year 2010, a tax expense increase of $0.4 million.  Income tax expense is recorded on taxable income from National Carriers, Inc., which is organized as a C Corporation, and the apportioned taxable income of USPB by certain states which impose privilege taxes.

Twenty-six weeks ended February 26, 2011 compared to twenty-six weeks ended February 27, 2010

General.  Net income for the twenty-six weeks ended February 26, 2011 was approximately $109.0 million compared to net income of approximately $85.4 million for the twenty-six weeks ended February 27, 2010, an improvement of approximately $23.6 million, or 27.6%.  Net sales were higher in the twenty-six weeks ended February 26, 2011 compared to those of the prior period primarily due to an increase in net sales per head of approximately 17.2%, and an approximately 3.2% increase in the volume of cattle processed.

Total costs and expenses of $3,124.9 million for the twenty-six weeks ended February 26, 2011 were 96.5% of net sales compared to $2,585.9 million for the twenty-six weeks ended February 27, 2010, or 96.4% of net sales.  Total costs as a percentage of sales are similar primarily due to the increase in net sales per head of approximately 17.2%, offset by an increase in cattle prices of approximately 19.6% for the comparable periods.

Net Sales.  Net sales were approximately $3,239.9 million for the twenty-six weeks ended February 26, 2011 compared to approximately $2,683.5 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $556.4 million, or 20.7%.  The increase in net sales resulted primarily from an average increase in net sales per head of 17.2%, and an increase in the volume of cattle processed by approximately 3.2% in the twenty-six weeks ended February 26, 2011, as compared to the same period in the prior year.

Cost of Sales.  Cost of sales was approximately $3,067.8 million for the twenty-six weeks ended February 26, 2011 compared to approximately $2,533.2 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $534.6 million, or 21.1%.  The increase was primarily a result of an approximately 19.6% increase in average cattle prices during the period, and an approximately 3.2% increase in the number of cattle processed during the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $30.6 million for the twenty-six weeks ended February 26, 2011 compared to approximately $26.8 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $3.8 million, or 14.2%.  The increase for the period is primarily due to an approximately $1.6 million increase in compensation expense associated with a higher estimated enterprise value for NBP, which impacts the compensation expense recorded for the CEO phantom unit plan, and the implementation of a management phantom unit plan in the current fiscal year, a $0.8 million increase in consulting expenses, approximately $0.7 million increase in salaries expense and an increase in travel expenses of approximately $0.5 million during the current period as compared to the same period of the prior year.  These increases are offset by a decrease in bad debt expense of approximately $0.3 million during the period.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $26.5 million for the twenty-six weeks ended February 26, 2011 compared to approximately $26.0 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $0.5 million, or 1.9%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2011.

Operating Income.  Operating income was approximately $115.0 million for the twenty-six weeks ended February 26, 2011 compared to operating income of approximately $97.6 million for the twenty-six weeks ended February 27, 2010, an improvement of approximately $17.4 million, or 17.8%.  The increased operating income primarily resulted from an approximately 17.2% increase in net sales per head and a 3.2% increase in the volume of cattle processed.  These increases are partially offset by an approximately 19.6% increase in average cattle prices during the period.

Interest Expense.  Interest expense was approximately $6.1 million for the twenty-six weeks ended February 26, 2011 compared to $8.1 million for the twenty-six weeks ended February 27, 2010, a decrease of approximately $2.0 million, or 24.7%.  The decrease in interest expense during the twenty-six weeks ended February 26, 2011 as compared to the same period in the prior fiscal year was due primarily to an average daily interest rate reduction from 4.5% to 2.8%.  This decrease was primarily the result of purchasing and cancelling the remaining $66.9 million of our Senior Notes during the twenty-six weeks ended February 27, 2010.

Other, net.  Other, net non-operating income was approximately $0.8 million for the twenty-six weeks ended February 26, 2011 compared to other, net non-operating expense of approximately $3.8 million for the twenty-six weeks ended February 27, 2010, an improvement of  approximately $4.6 million.  During the twenty-six weeks ended February 27, 2010, we expensed $2.2 million incurred in connection with the attempted IPO by National Beef, Inc. in December 2009.  In addition, during the twenty-six weeks ended February 27, 2010, we expensed approximately $1.8 million of legal fees, and the remaining senior notes issuance fees of $0.4 million.

Income Tax Expense.  Income tax expense was $0.7 million for the twenty-six weeks ended February 26, 2011 compared to $0.4 million for the same period of fiscal year 2010, an increase of $0.3 million.  Income tax expense is recorded on taxable income from National Carriers, Inc., which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Liquidity and Capital Resources

As of February 26, 2011, we had net working capital of approximately $266.2 million, which included $22.9 million in distributions payable, and cash and cash equivalents of $50.6 million.  As of August 28, 2010, we had net working capital of approximately $208.6 million, which included cash and cash equivalents of $35.4 million, with $8.4 million in distributions payable.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility (Credit Facility).

As of February 26, 2011, we had $437.2 million of long-term debt, $39.0 million of which was classified as a current liability.  As of February 26, 2011, NBP’s Credit Facility consisted of a term loan, of which $360.8 million was outstanding and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $57.0 million, outstanding letters of credit of $24.1 million and available borrowings of $168.9 million, based on the most restrictive financial covenant calculations.  We also had a term loan with CoBank of which $0.6 million was outstanding and a $10.0 million revolving line of credit with CoBank all of which was available.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  USPB and NBP were in compliance with all of the financial covenants under the Credit Facilities as of February 26, 2011.

In addition to outstanding borrowings under NBP Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $12.2 million and capital leases and other obligations of $6.6 million as of February 26, 2011.

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

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended February 26, 2011 was approximately $55.5 million compared to net cash provided by operating activities of approximately $75.3 million in the twenty-six weeks ended February 27, 2010.  The $19.8 million change in operating activities was primarily due to a decrease in working capital changes during the period.  The working capital changes were primarily related to an increase in cash paid in fiscal year 2011 for bonuses earned in fiscal year 2010 and an increase in cash collateral posted on derivatives liabilities.  These decreases are partially offset by an increase in net income of approximately $23.6 million during the twenty-six weeks ended February 26, 2011 as compared to the twenty-six weeks ended February 27, 2010.

Investing Activities

Net cash used in investing activities was approximately $30.0 million in the twenty-six weeks ended February 26, 2011 compared to approximately $17.3 million in the twenty-six weeks ended February 27, 2010.  This increase in cash used was primarily attributable to an approximate $13.7 million increase in expenditures for property, plant and equipment during the twenty-six weeks ended February 26, 2011 as compared to the twenty-six weeks ended February 27, 2010.

Financing Activities

Net cash used in financing activities was approximately $10.3 million during the twenty-six weeks ended February 26, 2011 compared to approximately $51.4 million during the twenty-six weeks ended February 27, 2010.  The change was primarily attributed to additional $100.0 million of borrowings on the term loan during the twenty-six weeks ended February 26, 2011 compared to the prior year period.  In addition, the remaining $66.9 million was purchased and cancelled on NBP’s senior notes during the twenty-six weeks ended February 27, 2010.  These increases in cash provided by financing activities were partially offset by an additional $139.7 million in member distributions made during the twenty-six weeks ended February 26, 2011 compared to the twenty-six weeks ended February 27, 2010.

Amended and Restated Senior Credit Facility

Effective as of June 4, 2010, NBP’s Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors. The lender financing charges for the amended and restated Credit Facility of approximately $4.7 million are being amortized over the life of the loan.

On November 29, 2010, NBP drew $175 million under the Credit Facility. The draw was made to fund distributions to NBP’s members and for general corporate purposes. The draw constitutes the last of a series of term loans under the Credit Facility not to exceed $375 million in the aggregate.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of February 26, 2011, the interest rates for the term loan and revolving loan were both approximately 2.52%.

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

From time to time, NBP purchases cattle futures and options contracts.  Its primary use of these contracts is to partially fix its future input costs when NBP has committed forward sales purchase orders from customers at a specified fixed price.  The longest duration futures contract owned is sixteen months.  In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC Topic 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of February 26, 2011 and August 28, 2010, the potential change in the fair value of the derivative instruments NBP holds that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $4.0 million and $0.3 million, respectively.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of February 26, 2011, the weighted average interest rate on our $430.5 million of variable rate debt was approximately 2.45%.  As of August 28, 2010, the weighted average interest rate on our $240.2 million of variable rate debt was approximately 2.77%.

We had total interest expense of approximately $6.1 million during the twenty-six week period ending February 26, 2011.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.4 million during in the twenty-six week period ending February 26, 2011.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

3.0

Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

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

Date: April 8, 2011

