Form 10-Q
period 2011-05-28
U. S. Premium Beef, LLC
filed 2011-07-08
CIK 1289237

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011
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

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☑	Smaller Reporting Company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s units are not traded on an exchange or in any public market.  As of July 7, 2011, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit data)

	May 28, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$44,440	$35,439
Accounts receivable, less allowance for returns and doubtful accounts
of $2,982 and $2,891, respectively	208,404	182,237
Due from affiliates	6,014	5,089
Other receivables	9,379	7,399
Inventories	272,577	232,943
Other current assets	19,302	45,999
Total current assets	560,116	509,106
Property, plant, and equipment, at cost	593,796	546,756
Less accumulated depreciation	258,666	222,677
Net property, plant, and equipment	335,130	324,079
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $17,702 and $16,128, respectively	57,045	58,606
Other assets	8,192	8,695
Total assets	$1,046,734	$986,737
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$38,731	$22,412
Cattle purchases payable	74,898	70,208
Accounts payable - trade	82,218	73,562
Due to affiliates	1,222	738
Accrued compensation and benefits	64,738	82,474
Accrued insurance	15,142	15,048
Other accrued expenses and liabilities	19,947	27,747
Distributions payable	6,640	8,350
Total current liabilities	303,536	300,539
Long-term liabilities:
Long-term debt, excluding current installments	356,615	225,090
Other liabilities	2,423	2,443
Total long-term liabilities	359,038	227,533
Total liabilities	662,574	528,072
Noncontrolling interest in National Beef Packing Company, LLC	327,718	291,746
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	11,200	115,452
Patronage notices	42,130	48,682
Accumulated other comprehensive income attributable to USPB	60	23
Total capital shares and equities attributable to USPB	53,390	164,157
Noncontrolling interest in Kansas City Steak Company, LLC	3,052	2,762
Total capital shares and equities	56,442	166,919
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$1,046,734	$986,737
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statement of Operations
(thousands of dollars, except unit data)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$1,772,903	$1,537,879	$5,012,828	$4,221,415

Costs and expenses:
Cost of Sales	1,681,816	1,429,435	4,749,605	3,962,607
Selling, general, and administrative expenses	14,976	14,734	45,619	41,520
Depreciation and amortization	13,642	13,320	40,122	39,303
Total costs and expenses	1,710,434	1,457,489	4,835,346	4,043,430

Operating income	62,469	80,390	177,482	177,985

Other income (expense)
Interest income	4	6	28	43
Interest expense	(3,473)	(3,539)	(9,567)	(11,640)
Other, net	496	256	1,317	(3,524)
Income before taxes	59,496	77,113	169,260	162,864

Income tax (expense) benefit	(794)	(376)	(1,512)	(728)
Net income	58,702	76,737	167,748	162,136
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(81)	(58)	(514)	(850)
National Beef Packing Company, LLC	(18,690)	(24,687)	(53,802)	(52,595)
Net income attributable to U.S. Premium Beef, LLC	$39,931	$51,992	$113,432	$108,691

Earnings per unit:
Basic
Class A units	$5.43	$7.07	$15.42	$22.75
Class B units	$47.58	$61.95	$135.15	$121.74
Diluted
Class A units	$5.34	$6.96	$15.18	$22.38
Class B units	$47.58	$61.95	$135.15	$121.74

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	748,254	747,471	747,199	747,471
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars, except unit data)

	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010
Cash flows from operating activities:
Net income	$167,748	$162,136
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	40,122	40,075
Gain on disposal of property, plant, and equipment	(949)	(154)
Amortization of debt issuance costs	1,125	—
Write-off of debt issuance costs	—	418
Changes in assets and liabilities:
Accounts receivable	(26,167)	(33,365)
Due from affiliates	(924)	702
Other receivables	(1,980)	95
Inventories	(39,634)	(41,406)
Other assets	26,565	(3,357)
Cattle purchases payable	4,798	5,505
Accounts payable	11,708	(1,680)
Due to affiliates	483	78
Accrued compensation and benefits	(17,736)	8,919
Accrued insurance	94	(1,182)
Other accrued expenses and liabilities	(7,820)	(3,060)
Net cash provided by operating activities	157,433	133,724
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(51,605)	(28,867)
Proceeds from sale of property, plant, and equipment	2,960	974
Net cash used in investing activities	(48,645)	(27,893)
Cash flows from financing activities:
Net receipts under revolving credit lines	(2,000)	3,718
Borrowings under term note payable	175,000	75,000
Payments of term notes payable	(24,273)	(23,875)
Repayments of other indebtedness / capital leases	(883)	(5,838)
Payment of patronage notices	(6,552)	—
Purchase and cancellation of senior notes	—	(66,855)
Cash paid for financing costs	(509)	(1,017)
Change in overdraft balances	(3,160)	6,883
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(77,979)	(32,531)
Member distributions	(159,468)	(55,432)
Net cash used in financing activities	(99,824)	(99,947)
Effect of exchange rate changes on cash	37	7
Net increase in cash	9,001	5,891
Cash and cash equivalents at beginning of the period	35,439	18,853
Cash and cash equivalents at end of the period	$44,440	$24,744
Supplemental cash disclosures:
Cash paid during the period for interest	$8,573	$11,369
Cash paid during the period for taxes	$2,221	$779
Supplemental non-cash disclosures fo investing and financing activities:
Assets acquired through capital lease	$187	$139
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

(2) New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures. The ASU issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance will become effective for the Company's year ending in fiscal year 2012. The adoption of ASU No. 2010-06 is not expected to significantly impact the Company's consolidated financial position or results of operations.
(3) Inventories
Inventories at May 28, 2011 and August 28, 2010 consisted of the following (thousands of dollars):

	May 28, 2011	August 28, 2010
Dressed and boxed meat products	$166,933	$154,927
Beef by-products	57,898	46,891
Supplies and other	47,746	31,125
Total Inventory	$272,577	$232,943

(4) Comprehensive Income Attributable to USPB
Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (thousands of dollars):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income	$58,702	$76,737	$167,748	$162,136
Other comprehensive income (loss):
Foreign currency translation adjustments	16	(11)	37	7
Comprehensive income	$58,718	$76,726	$167,785	$162,143
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(81)	(58)	(514)	(850)
National Beef Packing Company, LLC	(18,690)	(24,687)	(53,802)	(52,595)
Comprehensive income attributable to USPB	$39,947	$51,981	$113,469	$108,698

(5) Noncontrolling Interests In NBP
At any time after certain dates, the earliest being July 31, 2010 in the case of NBPCo Holdings, the latest being July 31, 2011 in the case of certain affiliates of NBP's Chief Executive Officer, Timothy M. Klein, (Klein Affiliates), NBPCo Holdings and the Klein Affiliates have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process or a specified formula. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.
Generally accepted accounting principles require the Company to determine the fair value of the noncontrolling interest in NBP at the end of each reporting period. To the extent the Klein Affiliates value increases, the change in fair value is accreted over the redemption period. NBPCo Holdings' interests reflect fair value. In determining the fair value of the noncontrolling interest in NBP held by NBPCo Holdings as of May 28, 2011, management has considered previous redemption prices, valuations of peer companies and other factors. The noncontrolling interest in NBP held by the Klein Affiliates as of May 28, 2011 was valued based upon a contractually stipulated formula.
At May 28, 2011, the value of the noncontrolling interest in NBP was determined to be $330.9 million, which was in excess of its carrying value.  The total value of the noncontrolling interest in NBP at May 28, 2011, increased by approximately $15.0 million and $33.6 million compared to the value at February 26, 2011 and August 28, 2010, respectively.  The carrying value of the noncontrolling interest in NBP increased through valuation and accretion during the thirteen and thirty-nine week period ending May 28, 2011 by approximately $7.6 million and $57.5 million, resulting in the $327.7 million carrying value, as reflected in the accompanying consolidated balance sheet as of May 28, 2011.  Offsetting the change in value of noncontrolling interest in NBP is a corresponding change in members' capital.

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

(7) Fair Value Measurements
The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•
Level 2 - observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of May 28, 2011 and August 28, 2010 and also the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

Description	May 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets - derivatives	$7,945	$7,945	$—	$—

Other accrued expenses and liabilities - derivatives	$7,836	$50	$7,786	$—

Noncontrolling interests in NBP	$327,718	$—	$67,776	$259,942

Description	August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets - derivatives	$15,563	$61	$15,502	$—

Other accrued expenses and liabilities - derivatives	$14,672	$14,672	$—	$—

Noncontrolling interests in NBP	$291,746	$—	$61,854	$229,892

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates share of the noncontrolling interest in NBP, which is included in Level 2 as of May 28, 2011 and August 28, 2010. NBPCo Holdings share of the noncontrolling interest in NBP is based upon unobservable inputs, thus included in Level 3 as of May 28, 2011 and August 28, 2010.
The following table presents a reconciliation of noncontrolling interests measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the thirteen and thirty-nine weeks ended May 28, 2011 (thousands of dollars).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	13 weeks ended	39 weeks ended
	May 28, 2011	May 28, 2011
Beginning Balance	$249,281	$229,892
Allocation of year-to-date net income	15,214	43,804
Class A priority distribution	(736)	(2,208)
Class B distributions	(6,710)	(21,848)
Equity distributions	—	(37,156)
Appraisal valuation adjustment	2,893	47,458
Balance at May 28, 2011	$259,942	$259,942

(8) Disclosure about Derivative Instruments and Hedging Activities

As part of NBP's ongoing operations, NBP is exposed to market risks such as changes in commodity prices. To manage these risks, NBP may enter into the following derivative instruments pursuant to its established policies:

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
NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of May 28, 2011. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features. NBP has $1.7 million in cash collateral posted on its derivative liabilities.
The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of May 28, 2011 and August 28, 2010 (thousands of dollars):

May 28, 2011	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$7,945	Accrued expenses and other liabilities	$7,836
Total		$7,945		$7,836

August 28, 2010	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$15,563	Accrued expenses and other liabilities	$14,672
Total		$15,563		$14,672

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively (thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income On Derivatives
		13 weeks ended	39 weeks ended
		May 28, 2011	May 28, 2011
Commodity contracts	Net sales	$(445)	$9,483
Commodity contracts	Cost of sales	(17,655)	(35,626)
Total		$(18,100)	$(26,143)

		13 weeks ended	39 weeks ended
		May 29, 2010	May 29, 2010
Commodity contracts	Net sales	$(11,866)	$(8,697)
Commodity contracts	Cost of sales	8,794	857
Total		$(3,072)	$(7,840)

(9) Income Attributable to USPB Per Unit
Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.
Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company's members approved changing the allocation of income from 33% to the Class A's and 67% to the Class B's to 10% to the Class A's and 90% to the Class B's. Accordingly, for the thirteen week period ended May 29, 2010, income was allocated 10% to the Class A's and 90% to the Class B's. For the thirty-nine week period ended May 29, 2010, the pro-rata share of income earned through November 1, 2009 was allocated 33% to the Class A's and 67% to the Class B's and the remainder of the income for the period was allocated 10% to the Class A's and 90% to the Class B's. For the thirteen and thirty-nine week periods ended May 28, 2011 income was allocated 10% to the Class A's and 90% to the Class B's. Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit. On March 27, 2010, the Class A and Class B units were de-linked, allowing the transfer of each class of units without a concurrent transfer of a unit of the other Class.
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

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)

Class A	$3,993	$5,197	$11,343	$16,730
Class B	$35,938	$46,795	$102,089	$91,961

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.43	$7.07	$15.42	$22.75
Class B	$47.58	$61.95	$135.15	$121.74

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,993	$5,197	$11,343	$16,730
Class B	$35,938	$46,795	$102,089	$91,961

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,869	12,086	11,814	12,086
Units (denominator)	748,254	747,471	747,199	747,471

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	—	—	—	—
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.34	$6.96	$15.18	$22.38
Class B	$47.58	$61.95	$135.15	$121.74

(10) Debt
On June 10, 2011, NBP entered into the First Amendment to the Amended and Restated Credit Agreement with CoBank, ACB and various other lenders (First Amendment). The First Amendment amends the Amended and Restated Credit Agreement dated as of June 4, 2010 (Credit Facility).

The primary purpose of the First Amendment was to amend the Credit Facility to (i) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (ii) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (iii) extend the maturity date of the Credit Facility to June 4, 2016.

NBP determined that as of May 28, 2011, it was in violation of a negative covenant within its Credit Facility restricting the number of cattle permitted to be owned. NBP reported this violation to its lenders and sought to have the violation waived and the Credit Facility amended. On July 7, 2011, the lenders granted a waiver and the parties amended the Credit Facility.

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

Industry Outlook
Cattle supplies during the summer are expected to remain above prior year levels, and shift below prior year levels during the fourth quarter of 2011 due to drought induced placement of cattle onto feed earlier than anticipated. Liquidation of herds on the Southern Plains and Southwest due to drought continues to keep long term prospects for any type of herd growth unlikely through 2012. We anticipate annual fed cattle supplies to continue to decline with the ongoing downsizing at the cow-calf sector.

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
In December 2010, the United States Department of Agriculture (USDA) announced that China has agreed to resume talks with the United States regarding beef market access and that technical talks will resume with the goal of re-opening China's market for U.S. beef under the age of 30 months in 2011. We cannot presently assess the full economic impact of the re-opening of China's market to age verified beef on the U.S. beef packing industry or our operations, and there can be no assurance that such talks will occur or result in re-opening of China's market to U.S. beef products.
In March 2011, a major earthquake followed by a tsunami hit the east coast of Japan and caused significant damage to parts of the country. A portion of our export sales are delivered to Japan, and while we cannot presently assess the full long-term economic impact of the earthquake and tsunami on our operations, so far there have been few interruptions.

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

Results of Operations
Thirteen weeks ended May 28, 2011 compared to thirteen weeks ended May 29, 2010
General.  Net income for the thirteen weeks ended May 28, 2011 was approximately $58.7 million compared to net income of approximately $76.7 million for the thirteen weeks ended May 29, 2010, a decrease of approximately $18.0 million, or 23.5%.  Net sales were higher in the thirteen weeks ended May 28, 2011 compared to the thirteen weeks ended May 29, 2010 primarily due to a 15.9% increase in the net sales per head.

Total costs and expenses of approximately $1,710.4 million for the thirteen weeks ended May 28, 2011, were 96.5% of net sales compared to approximately $1,457.5 million for the thirteen weeks ended May 29, 2010, or 94.8% of net sales.  Continued stable demand for beef products and increases in cattle prices during the third quarter of fiscal year 2011 as compared to the same period of fiscal year 2010 resulted in an increase in the percentage of total costs to net sales during the period.

Net Sales.  Net sales were approximately $1,772.9 million for the thirteen weeks ended May 28, 2011 compared to approximately $1,537.9 million for the thirteen weeks ended May 29, 2010, an increase of approximately $235.0 million, or 15.3%.  The increase in net sales resulted primarily from a 15.9% increase in the net sales per head during the thirteen weeks ended May 28, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Cost of Sales.  Cost of sales was approximately $1,681.8 million for the thirteen weeks ended May 28, 2011 compared to approximately $1,429.4 million for the thirteen weeks ended May 29, 2010, an increase of approximately $252.4 million, or 17.7%.   The increase was primarily a result of an approximately 19.8% increase in average cattle prices during the period compared to the prior period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $15.0 million for the thirteen weeks ended May 28, 2011 compared to approximately $14.7 million for the thirteen weeks ended May 29, 2010, an increase of approximately $0.3 million, or 2.0%.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $13.6 million for the thirteen weeks ended May 28, 2011 compared to approximately $13.3 million for the thirteen weeks ended May 29, 2010, an increase of approximately $0.3 million, or 2.3%.  Depreciation expense increased due to assets being placed into service during fiscal year 2011, primarily at our three beef plants and two case ready plants.

Operating Income.  Operating income was approximately $62.5 million for the thirteen weeks ended May 28, 2011 compared to operating income of approximately $80.4 million for the thirteen weeks ended May 29, 2010, a decrease of approximately $17.9 million, or 22.3%.  The decreased operating income primarily resulted from an approximately 19.8% increase in average cattle prices during the period.

Income Tax Expense/Benefit.  Income tax expense was $0.8 million for the thirteen weeks ended May 28, 2011 compared to income tax expense of $0.4 million for the same period of fiscal year 2010, an increase of $0.4 million.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Thirty-nine weeks ended May 28, 2011 compared to thirty-nine weeks ended May 29, 2010

General.  Net income for the thirty-nine weeks ended May 28, 2011 was approximately $167.7 million compared to net income of approximately $162.1 million for the thirty-nine weeks ended May 29, 2010, an improvement of approximately $5.6 million, or 3.5%.  Net sales were higher in the thirty-nine weeks ended May 28, 2011 compared to those of the prior period primarily due to an increase in net sales per head of approximately 16.7%, and an approximately 2.0% increase in the volume of cattle processed.

Total costs and expenses of $4,835.3 million for the thirty-nine weeks ended May 28, 2011 were 96.5% of net sales compared to $4,043.4 million for the thirty-nine weeks ended May 29, 2010, or 95.8% of net sales.  Total costs as a percentage of net sales are similar primarily due to the increase in net sales per head of approximately 16.7%, offset by an increase in average cattle prices of approximately 19.7% for the comparable periods.

Net Sales.  Net sales were approximately $5,012.8 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $4,221.4 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $791.4 million, or 18.7%.  The increase in net sales resulted primarily from an average increase in net sales per head of 16.7%, and an increase in the volume of cattle processed by approximately 2.0% in the thirty-nine weeks ended May 28, 2011, as compared to the same period in the prior year.

Cost of Sales.  Cost of sales was approximately $4,749.6 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $3,962.6 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $787.0 million, or 19.9%.  The increase was primarily a result of an approximately 19.7% increase in average cattle prices during the period, and an approximately 2.0% increase in the number of cattle processed during the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $45.6 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $41.5 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $4.1 million, or 9.9%.  The increase for the period is primarily due to an approximately $3.3 million increase in salary and compensation expense, an increase in travel expenses of approximately $0.8 million and an approximately $0.7 million increase in consulting expenses during the current period as compared to the same period of the prior year.  These increases are partially offset by a decrease in bad debt expense of approximately $1.3 million during the period.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $40.1 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $39.3 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $0.8 million, or 2.0%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2011.

Operating Income.  Operating income was approximately $177.5 million for the thirty-nine weeks ended May 28, 2011 compared to operating income of approximately $178.0 million for the thirty-nine weeks ended May 29, 2010, a decrease of approximately $0.5 million, or 0.3%.  The decreased operating income primarily resulted from an approximately 16.7% increase in net sales per head and a 2.0% increase in the volume of cattle processed.  These increases were offset by an approximately 19.7% increase in average cattle prices during the period and increased selling, general and administrative expenses.

Interest Expense.  Interest expense was approximately $9.6 million for the thirty-nine weeks ended May 28, 2011 compared to $11.6 million for the thirty-nine weeks ended May 29, 2010, a decrease of approximately $2.0 million, or 17.2%.  The decrease in interest expense during the thirty-nine weeks ended May 28, 2011 as compared to the same period in the prior fiscal year was due primarily to an average daily interest rate reduction from 4.3% to 2.8%.  This decrease was primarily the result of purchasing and canceling the remaining $66.9 million of NBP's Senior Notes during the thirty-nine weeks ended May 29, 2010.

Other, net.  Other, net non-operating income was approximately $1.3 million for the thirty-nine weeks ended May 28, 2011 compared to other, net non-operating expense of approximately $3.5 million for the thirty-nine weeks ended February 27, 2010, an improvement of  approximately $4.8 million.  During the thirty-nine weeks ended May 29, 2010, NBP expensed $2.2 million incurred in connection with the attempted IPO by National Beef Inc. in December 2009.  In addition, during the thirty-nine weeks ended May 29, 2010, NBP expensed approximately $2.1 million of legal fees, and the remaining senior notes issuance fees of $0.4 million.

Income Tax Expense.  Income tax expense was $1.5 million for the thirty-nine weeks ended May 28, 2011 compared to $0.7 million for the same period of fiscal year 2010, an increase of $0.8 million.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Liquidity and Capital Resources
As of May 28, 2011, we had net working capital of approximately $256.6 million, which included $6.6 million in distributions payable, and cash and cash equivalents of $44.4 million. As of August 28, 2010, we had net working capital of approximately $208.6 million, which included cash and cash equivalents of $35.4 million, with $8.4 million in distributions payable. NBP's primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility (Credit Facility).
As of May 28, 2011, we had $395.3 million of long-term debt, $38.7 million of which was classified as a current liability. As of May 28, 2011, NBP's Credit Facility consisted of a term loan, of which $351.5 million was outstanding and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $25.0 million, outstanding letters of credit of $24.1 million and available borrowings of $200.9 million, based on the most restrictive financial covenant calculations. We also had a term loan with CoBank of which $0.2 million was outstanding and a $10.0 million revolving line of credit with CoBank all of which was available. Cash flows from operations and borrowings under NBP's Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes. USPB and NBP were in compliance with all of the financial covenants under the Credit Facilities as of May 28, 2011.
NBP determined that as of May 28, 2011, it was in violation of a negative covenant within its Credit Facility restricting the number of cattle permitted to be owned. NBP reported this violation to its lenders and sought to have the violation waived and the Credit Facility amended. On July 7, 2011, the lenders granted a waiver and the parties amended the Credit Facility.

In addition to outstanding borrowings under NBP Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $12.2 million and capital leases and other obligations of $6.4 million as of May 28, 2011.
We believe that available borrowings under NBP's Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. NBP's ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 28, 2010.
Operating Activities
Net cash provided by operating activities in the thirty-nine weeks ended May 28, 2011 was approximately $157.4 million compared to net cash provided by operating activities of approximately $133.7 million in the thirty-nine weeks ended May 29, 2010.  The $23.7 million change was primarily due to changes in working capital during the period.  The working capital changes were primarily related to an increase in cash paid in fiscal year 2011 for bonuses earned in fiscal year 2010 offset by a decrease in cash collateral posted on derivatives liabilities, and an increase in net income of approximately $5.6 million during the thirty-nine weeks ended May 28, 2011 as compared to the thirty-nine weeks ended May 29, 2010.

Investing Activities

Net cash used in investing activities was approximately $48.6 million in the thirty-nine weeks ended May 28, 2011 compared to approximately $27.9 million in the thirty-nine weeks ended May 29, 2010.  This increase in cash used was primarily attributable to an approximate $22.7 million increase in expenditures for property, plant and equipment during the thirty-nine weeks ended May 28, 2011 as compared to the thirty-nine weeks ended May 29, 2010.

Financing Activities

Net cash used in financing activities was approximately $99.8 million in the thirty-nine weeks ended May 28, 2011 compared to net cash used in financing activities of approximately $99.9 million in the thirty-nine weeks ended May 29, 2010.  There were various financing activity changes during the period, including an additional $100.0 million of borrowings on the term loan during the thirty-nine weeks ended May 28, 2011 compared to the prior year period.  In addition, the remaining $66.9 million was purchased and canceled on NBP's senior notes during the thirty-nine weeks ended May 29, 2010.  These increases in cash provided by financing activities were partially offset by an additional $149.5 million in member distributions made during the thirty-nine weeks ended May 28, 2011 compared to the thirty-nine weeks ended May 29, 2010.

Amended and Restated Senior Credit Facility

Effective as of June 4, 2010, NBP's Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors. The lender financing charges for the amended and restated Credit Facility of approximately $4.7 million are being amortized over the life of the loan.

On November 29, 2010, NBP drew $175 million under the Credit Facility. The draw was made to fund distributions to NBP's members and for general corporate purposes. The draw constitutes the last of a series of term loans under the Credit Facility not to exceed $375 million in the aggregate.

On June 10, 2011, NBP entered into the First Amendment to the Amended and Restated Credit Agreement with CoBank, ACB and various other lenders (First Amendment). The First Amendment amends the Credit Facility to (i) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (ii) revise the “fixed charge coverage ratio” covenant provisions to provide NBP credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (iii) extend the maturity date of the Credit Facility to June 4, 2016.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of May 28, 2011, the interest rates for the term loan and revolving loan were both approximately 2.71%.

The borrowings under the revolving loan are available for NBP's working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of NBP's assets and the assets of its subsidiaries.

The principal amount outstanding under the term loan is due and payable in equal quarterly installments beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

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

The Credit Facility contains customary events of default, including, without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP's property, changes in control of NBP, failure of any of the loan documents to remain in full force, and NBP's failure to properly fund its employee benefit plans. The Credit Facility also includes customary provisions protecting the lenders against increased costs or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. NBP feels the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments. As of May 28, 2011 and August 28, 2010, the potential change in the fair value of the derivative instruments NBP holds that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $4.9 million and $0.3 million, respectively.

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Our variable interest expense is sensitive to changes in the general level of interest rates. As of May 28, 2011, the weighted average interest rate on our $388.9 million of variable rate debt was approximately 2.63%. As of August 28, 2010, the weighted average interest rate on our $240.2 million of variable rate debt was approximately 2.77%.

We had total interest expense of approximately $9.6 million during the thirty-nine week period ending May 28, 2011. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.6 million during in the thirty-nine week period ending May 28, 2011.

Foreign Operations. Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4. Controls and Procedures.
We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.
The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 28, 2010 have not materially changed. Please refer to the Company's report on Form 10-K for the fiscal year ended August 28, 2010 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits.
(A)    Exhibits
10.1    Limited Waiver and Second Amendment (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 28, 2011 (File No. 333-111407), filed with the SEC on July 8, 2011).
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
Date: July 8, 2011