Form 10-K
period 2011-08-27
U. S. Premium Beef, LLC
filed 2011-11-16
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

     (Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended August 27, 2011

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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of October 29, 2011, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review Item 1A, Risk Factors, included in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

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

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered more than 9.1 million head of cattle to NBP for processing since it commenced deliveries.

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

On June 1, 2006, USPB’s majority owned subsidiary, NBP, completed the acquisition of substantially all of the assets of Brawley Beef.  As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California, LP (NBC), a subsidiary of NBP.  USPB then exchanged the limited partnership units with NBP for a higher ownership percentage in NBP.  After the acquisition, Brawley Beef, LLC changed its name to Desert Beef, LLC.

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

On June 4, 2010, NBP, USPB’s majority owned subsidiary, redeemed 164,631 NBP Class B units held by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.  As a result of the redemption, our ownership percentage in NBP increased.

When the Conversion occurred, holders of USPB Class A units were entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders to 10%.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

When the Conversion occurred, holders of USPB Class B units were entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class B unitholders to 90%.  Holders of USPB Class B units have no cattle delivery commitment.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the United States (U.S.), accounting for approximately 14% of the federally inspected steer and heifer slaughter during fiscal year ended August 27, 2011, as reported by the United States Department of Agriculture (USDA).  During the fiscal year ended August 27, 2011, NBP generated approximately $6.8 billion in total net sales and had net income of approximately $259.1 million.

Led by an entrepreneurial management team, NBP began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, it has successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing its value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  NBP has invested approximately $478.2 million from the beginning of fiscal year 2001 through the end of fiscal year 2011 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products.  In 1997, USPB entered into a strategic relationship with NBP.  In fiscal year 2011, USPB Class A unitholders and associates supplied NBP with approximately 20% of the cattle NBP processed pursuant to its contractual arrangement with USPB.  NBP believes its relationship with USPB provides it with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in NBP’s value-added and other programs.

NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  NBP emphasizes the sale of higher-margin, value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its branded products under several trade names that it owns including Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef® and Imperial Valley® Premium Beef.  In addition to brands NBP owns, it also markets value-added products under the following registered trademarks pursuant to license agreements: Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks of Certified Hereford Beef, LLC.

NBP markets its products to retailers, food service providers, distributors, further processors, and the U.S. military.  Value-added products represented approximately 36% of NBP’s total net sales, and a substantially higher proportion of its operating profit, during fiscal year 2011.  NBP currently exports its products to more than 30 countries and has dedicated sales offices in Japan, South Korea, and China.  NBP’s export sales represented approximately 13% of its net sales for the fiscal year ended August 27, 2011.  According to export data from PIERS, NBP is currently the largest exporter of chilled beef produced in the U.S. to Japan.  In addition, NBP is a majority owner of Kansas City Steak Company, LLC (Kansas City Steak), which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

NBP believes its Dodge City, Kansas and Liberal, Kansas beef processing facilities are among the highest capacity and most efficient plants in the U.S.  In addition, NBP believes its beef processing facility in Brawley, California is among the newest in the industry.  These three beef processing facilities are located to provide efficient access to a ready supply of high quality cattle.  NBP’s two case-ready facilities, which take primal cuts and further process and package meat to customer specifications, are located in Hummels Wharf, Pennsylvania and Moultrie, Georgia and service key customers in readily accessible high density population centers.  NBP also owns and operates a refrigerated and livestock transportation company, National Carriers, Inc. (NCI), as part of its commitment to provide high service levels to its customers and suppliers.

Competitive Strengths

Significant Value-Added Product Portfolio.  NBP is a leading producer of value-added beef products. Its customers market these products under its brands as well as through their own premium private label programs. NBP believes its value-added products are able to command higher prices because of its ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  NBP also provides marketing support for its value-added programs.  NBP believes its value-added products and programs not only provide higher profitability, but also improve customer acquisition and retention.

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

NBP’s total value-added sales in fiscal year 2011 were approximately $2,482.2 million, comprising approximately 36% of its total net sales. This represents a compound annual growth rate of 17% from approximately $595.2 million of total value-added sales in fiscal year 2002.  NBP believes its value-added products will continue to be an important contributor to its profitability.  Margins on NBP’s value-added products historically have been less volatile than margins on its commodity products.

Differentiated Cattle Supply.  USPB is contractually obligated to deliver approximately 735,000 head of cattle per year to NBP.  NBP believes the cattle it receives from USPB producers are of high quality, which is important for NBP’s value-added programs.  In fiscal year 2011, pursuant to the contractual arrangement with NBP, USPB producers provided NBP with approximately 20% of the total cattle NBP processed.  NBP believes this supply relationship with USPB provides it with significant competitive advantages, including: (i) the ability to consistently provide NBP’s customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

NBP’s two largest beef processing facilities, which represent approximately 86% of its slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 48% of the cattle on feed in the U.S. during fiscal year 2011.  A significant portion of USPB’s unitholders and associates are located in this area.  NBP’s third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom NBP has cattle supply agreements.

The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. NBP has invested more than $478.2 million from the beginning of fiscal year 2001 through the end of fiscal year 2011 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products. NBP believes its beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, NBP expanded its daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently western U.S. and Asian export markets. NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve key customers in high density population centers in the Eastern U.S.  NBP is in the process of an expansion project (budgeted at approximately $28.9 million) at its tannery in St. Joseph, Missouri, which is expected to be completed in 2012. This project, which was contemplated as part of the acquisition plan for the tannery assets in March 2009, is designed to increase the capacity and product capabilities of the tannery facility. NBP believes this facility will be one of the largest and most efficient wet blue processing plants in the world once this expansion is completed.

Customer and Channel Diversification. NBP has a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer.  NBP sells its products to retailers, food service providers, distributors, further processors, the U.S. military and through other channels.  Across these channels, NBP serves over 1,100 customers worldwide, which represent most major retailers and food service providers in the U.S.  In fiscal year 2011, no one customer represented more than 3% of its total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 9% of its total net sales.  NBP’s top 10 customers represented approximately 30% of its total net sales in fiscal year 2011.

Export products provide NBP with geographic diversification and reduce its reliance on the U.S. market.   Of NBP’s export sales for fiscal year 2011, approximately 56% were meat and offal products.  The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Disciplined Financial Management. NBP’s indebtedness of $360.4 million as of August 27, 2011 represents approximately 1.1 times its earnings before interest, taxes, depreciation and amortization (EBITDA) for the 52 weeks ended August 27, 2011 (EBITDA is calculated in a substantially similar manner under NBP’s amended and restated credit facility (Credit Facility)).  This relatively low leverage provides NBP with significant operating and financial flexibility to respond to market conditions and to capitalize on business opportunities. A core aspect of NBP’s disciplined approach to financial management is its proprietary management information systems that enable it to make data driven, analytical decisions to operate efficiently, allocate capital prudently and manage risk.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. NBP is led by an experienced management team. Timothy M. Klein, its Chief Executive Officer, has more than 31 years of experience in the beef processing industry and is a founding member and significant owner of NBP. The rest of NBP’s executive management team has, on average, over 25 years of industry experience and over 13 years with NBP. NBP believes its entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Its entrepreneurial culture is evidenced by its record of growth, emphasis on individual employee accountability and company-wide focus on profitability. NBP has never experienced a work stoppage at any of its facilities.

NBP’s Business Strategy

Expand Sales of Value-Added Products. NBP’s value-added sales grew to approximately $2,482.2 million in fiscal year 2011 from approximately $595.2 million in fiscal year 2002, representing a compound annual growth rate of approximately 17%. NBP intends to continue expanding sales of value-added products by increasing its penetration with existing customers, targeting new customers that are well-suited for its value-added programs and expanding the number of value-added products NBP offers. NBP believes that the investments it has already made in its value-added business, including in retail merchandising expertise, customer service and fulfillment capabilities and operational/processing technologies, along with its differentiated cattle supply chain, position it well to capitalize on this strategy.

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

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 26.4 billion pounds of beef in calendar year 2010. According to the USDA, beef consumption in the United States increased from approximately 24.3 billion pounds in 1992 to approximately 26.4 billion pounds in calendar year 2010, representing a compound annual growth rate of 0.5%.

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

During the past few decades, consumer demand for beef products in the U.S. has generally grown in line with population growth, which is a key driver of aggregate demand.  We believe consumer demand for U.S. exports in international markets is driven not only by population growth, but also by economic growth. As international consumers’ economic circumstances improve, they increasingly shift their diets to protein.  The ability of the U.S. beef industry to supply the growing international demand has been hindered in certain international markets following the discovery, in 2003 and 2004, of isolated cases of Bovine Spongiform Encephalopathy (BSE) (also commonly referred to as mad cow disease), which resulted in the temporary closing of those markets to U.S. beef.  Industry-wide export sales, however, have been increasing from 2004 through mid-2010, trending toward their pre-2003 levels.

In recent years, one U.S. beef processor eliminated approximately two million head per year of slaughter capacity in four plants.  These eliminations represented a reduction of approximately 7% of total U.S. industry-wide capacity based on information from Cattle Buyers Weekly, an industry publication, and have helped improve the supply/demand balance of beef in the U.S. and export markets.  We currently do not expect the industry to experience a material increase in capacity for the foreseeable future.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. NBP’s products compete with a large number of other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions, and JBS USA LLC.  NBP management believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty.  In particular, NBP focuses on quality, food safety, customer service and the offering of value-added programs on an ongoing basis. Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than NBP.

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

NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions. In general (unless otherwise agreed in writing by NBP’s livestock suppliers), this statute requires NBP to make full payment for livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that NBP make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. Any delay or attempt to delay payment as required by the PSA will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold in trust for the benefit of its unpaid livestock suppliers all livestock it purchases in cash sales (as well as all inventories of, or receivables for or proceeds from, meat, meat food products or livestock products derived from these cash sales) until the sellers have received full payment. As of August 27, 2011, NBP has secured a bond of $35.9 million to satisfy these requirements.

             On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. Among other things, the proposed rule would eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices.  Elimination of this requirement could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, it could impair our ability to pay premiums for cattle that meet the quality standards for our value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

NBP’s Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits expired on January 25, 2010, but were administratively extended pending renewal by the Kansas Department of Health and Environment (KDHE) of NBP’s renewal applications.  The Brawley and St. Joseph plants are subject to secondary air permits which are in place.  The Moultrie and Hummels Wharf plants are subject only to certain reporting requirements. NBP’s Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley, facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant. In February 2010, KDHE requested the Liberal plant submit a construction permit application and a ‘‘Best Available Control Technology’’ (BACT) analysis for a bone dryer that was installed in the Liberal plant in 1981 by a prior owner of the Liberal plant. NBP has completed the BACT analysis and has submitted a construction permit for the bone dryer pursuant to KDHE’s request.

All of NBP’s plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. NBP has an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. NBP has an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant, and has a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant. This permit was reissued in March 2010, and NBP is making the capital improvements needed to meet new phosphorus limits that are in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in NBP’s wastewater at Moultrie are estimated at approximately $3.0 million, of which approximately $2.7 million was spent during fiscal years 2010 and 2011, with the remaining included in NBP’s fiscal year 2012 capital expenditure budget. NBP has upgraded its treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and is in the process of making improvements that will allow it to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls.

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

NBP’s Dodge City, Liberal, Hummels Wharf, and St. Joseph plants are supplied by water from supply wells on its property. NBP purchases water from the City of Moultrie and the City of Brawley and some water is purchased from the City of St. Joseph, all pursuant to municipal water rate structures. NBP has purchased irrigation water rights for the majority of water needed at the Dodge City plant, which originally were governed by renewable term permits. NBP has since converted the renewable term permits into certificates of appropriation.  NBP holds public water supply permits allowing it to supply potable water to its employees at its Dodge City, Kansas and Liberal, Kansas facilities. The public water supply permits do not have expiration dates.

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

In fiscal year 2011, NBP incurred expenses of approximately $4.1 million in environmentally-related capital expenditures, of which approximately $1.1 million was spent for wastewater improvements at its Moultrie plant.

In addition to the environmental matters discussed above, from time to time NBP receives notices from regulatory authorities and others asserting that it is not in compliance with some laws and regulations. In some instances, litigation ensues.

Employees

As of August 27, 2011, NBP had approximately 9,100 employees, of which approximately 44% are represented by collective bargaining agreements.  Approximately 2,800 employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2012. Approximately 1,100 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  Approximately 90 of NBP’s employees at the St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The employees at our Dodge City, Kansas facility have voted in favor of union representation in a two day National Labor Relations Board-supervised secret ballot election.  The tally of ballots, released November 5, 2011, was in favor of representation by the United Food and Commercial Workers International Union.  The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse.  The election was conducted on November 3, 2011 and November 4, 2011.

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

Intellectual Property

NBP holds a number of trademarks and domain names it believes are material to its business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, Leading the Way in Quality Beef®, Royal Blue® Leather, Regal Blue Leather®, Radiant Blue Leather®, and W.E.L.L. Initiatives®.  NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which it sells its products. Currently, NBP has a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

NBP may be subject to significant liability potentially in excess of applicable liability insurance policy limits if the consumption of any of its products or products made by others using its products causes injury, illness or death due to contamination or otherwise.  In addition, NBP may in the future recall products in the event its products are or may be contaminated, spoiled or inappropriately labeled. Contamination of NBP’s products or those of its competitors also may create adverse publicity or cause consumers to lose confidence in the safety and quality of NBP’s products that could negatively affect its business. NBP may encounter the same risks of contamination or negative publicity if a third party tampers with NBP’s products. Allegations of contamination of NBP’s products may also be harmful to NBP even if such allegations are untrue. The occurrence of any of these risks may increase NBP’s costs and decrease demand for its products, which could negatively affect its business, financial condition, results of operations and cash flows. Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in NBP’s products. For example, E. coli is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if pathogens are present or increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level.  There can be no assurance NBP will not be required to perform product recalls, or that product liability claims will not be asserted against NBP, in the future.

NBP’s margins may be negatively impacted by fluctuating raw material and utility costs, selling prices, changes in its relationships with its suppliers and other factors that are outside of NBP’s control.

NBP’s margins are dependent on the price at which its beef products can be sold and the price it pays for raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for competing or complimentary products, such as pork and poultry.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as Specific Risk Materials (SRMs), have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.

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

In fiscal year 2011, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 12.6% of NBP’s total net sales and these sales on average had a higher margin than its sales generally.   A reduction in its international sales would likely adversely affect its margins.  In addition, NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

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

As of August 27, 2011, NBP had $360.4 million of long-term debt, of which $38.5 million was classified as a current liability.  As of August 27, 2011, NBP’s Credit Facility consisted of a $375.0 million term loan, $342.3 million of which was outstanding, a $250.0 million revolving line of credit loan, which had no outstanding borrowings, outstanding letters of credit of $24.1 million and available borrowings of $225.9 million, based on the most restrictive financial covenant calculations.  In addition, as of August 27, 2011, NBP had outstanding industrial revenue bonds of $12.2 million and capital leases and other obligations of $5.9 million.

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

Sales to Wal-Mart Stores, Inc., (Wal-Mart), and its affiliate, Sam’s Club, represented approximately 9% of total net sales in fiscal year 2011.  NBP’s contractual agreement with Wal-Mart expired on January 31, 2004, and NBP has not entered into a new agreement.  If Wal-Mart and its affiliates do not continue to purchase from NBP, it could have a material adverse effect on NBP’s sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and its noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, our operations are subject to extensive regulation and oversight by the USDA (including GIPSA), the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Our domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions.  In general (unless otherwise agreed in writing by our livestock suppliers), this statute requires us to make full payment for our livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA.  Among other things, the proposed rule would eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices.  Elimination of this requirement could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, it could impair our ability to pay premiums for cattle that meet the quality standards for our value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

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

NBP’s principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions and JBS USA LLC. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. NBP’s ability to be an effective competitor will depend on its ability to compete on the basis of these characteristics. Some of its competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than NBP does.  There can be no assurance that NBP will be able to compete effectively with these companies and its ability to compete could be adversely affected by NBP’s debt levels.

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

As of August 27, 2011, NBP had approximately 9,100 employees worldwide. Approximately 2,800 employees at its Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012. Approximately 1,100 employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013. Approximately 90 employees at NBP’s St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The employees at our Dodge City, Kansas facility have voted in favor of union representation in a two day National Labor Relations Board-supervised secret ballot election.  The tally of ballots, released November 5, 2011, was in favor of representation by the United Food and Commercial Workers International Union.  The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse.  The election was conducted on November 3, 2011 and November 4, 2011.

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

NBP is involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. These actions could also divert the attention of NBP’s management team and expose it to significant liability and adverse publicity, which might adversely affect its brands, reputation and/or customer preference for its products.  Due to the unpredictable nature of litigation, it is not possible to predict the ultimate outcome of any potential lawsuits, and NBP may be held liable for significant judgments, or other losses, that are not fully covered by its insurance and could have a material adverse effect on NBP’s business.

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

USPB’s sole customer for the cattle provided by its unitholders and associates is NBP.  Given USPB’s ownership of a majority interest in NBP, USPB has not developed alternative customers for the cattle provided by USPB’s unitholders and associates.  If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB’s unitholders and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB’s unitholders that would permit USPB to reduce the number of cattle acquired from unitholders and sold to NBP.  While such provisions would mitigate harm to USPB, it is likely that the value of the Class A and Class B units and the associated delivery rights held by USPB’s unitholders would be impaired.

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

Under applicable regulations, an unincorporated entity such as a limited liability company is treated as a partnership for federal income tax purposes unless the entity is considered a “publicly traded partnership” or the entity affirmatively elects to be taxed as a corporation.  USPB has not elected to be taxed as a corporation, and USPB believes that it should be treated as a partnership not taxable as a corporation for federal income tax purposes.  USPB has not requested and will not request any ruling from the IRS, however, with respect to its classification as a partnership for federal income tax purposes.  If the IRS were to assert successfully that USPB were taxable as a corporation for federal income tax purposes in any taxable year, holders of Class A units and Class B units would not be required to report on their federal income tax returns their allocable share of USPB’s items of income, gain, deduction, and loss for that year and USPB would be subject to tax on its net income for that year at corporate tax rates.  In addition, any distributions would be taxable to holders of Class A units and Class B units as dividend income.  Taxation of USPB as a corporation could materially reduce the after−tax return on an investment in units and could substantially reduce the value of your units.

Failure to achieve and maintain effective internal controls could have a material adverse effect on USPB’s business, operating results and financial condition.

USPB documents and tests its internal control procedures in order to satisfy the requirements of Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. This process is both costly and challenging.  If USPB fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for USPB to produce reliable financial reports and are important to helping prevent financial fraud.  If USPB cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and its business, results of operation and financial condition could be adversely affected.

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

NBP owns its Liberal, Kansas, Dodge City, Kansas, Brawley, California, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and St. Joseph, Missouri facilities, as well as National Carriers, Inc.’s (NCI) headquarters in Irving, Texas. It leases its headquarters facility in Kansas City, Missouri, its Kansas City Steak processing facility in Kansas City, Kansas. NBP also has short-term leases in place for its offices in Chicago, Illinois, Denison, Iowa, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Guangzhou, China.  The Credit Facility is secured by a first priority lien on substantially all of NBP’s real and personal property.  The table below provides additional information regarding NBP’s primary facilities:

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

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of October 29, 2011, there were 463 record holders of Class A units and 464 record holders of Class B units.  During fiscal year 2011, Class A and Class B units started trading independently.  The per unit sales prices by quarter and since the end of the fiscal year 2011 were as follows:

		Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2011
Quarter ending:
November 27, 2010	$20.00	$150.00	$40.00	$236.00	$165.00	$166.00	$311.00	$311.00
February 26, 2011	$170.00	$170.00	$300.00	$451.00	$169.00	$200.00	$451.00	$505.00
May 28, 2011	$1.00	$165.00	$1.00	$290.00	$203.00	$210.00	$-	$-
August 27, 2011	$95.00	$178.68	$175.00	$397.22	$200.00	$225.00	$525.00	$550.00
Subsequent to August 27, 2011	$220.00	$220.00	$503.00	$525.00	$-	$-	$503.00	$504.00

 During fiscal year 2010, although delinked, the Class A and Class B units did not trade independently.  The per unit sales prices by quarter for fiscal year 2010 were as follows:

	Affiliated Sales		Third Party Sales
	Low	High	Low	High
Fiscal Year 2010
Quarter ending:
November 28, 2009	$60.00	$60.00	$140.00	$155.00
February 27, 2010	$130.00	$149.38	$-	$-
May 29, 2010	$70.00	$245.75	$-	$-
August 28, 2010	$150.00	$150.00	$-	$-

The affiliated sales represent sales for fiscal years 2011 and 2010 that were not at arms length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the individual or combined Class A and Class B units during the periods in question.

USPB made the following per unit cash distributions to its Class A and Class B unitholders in fiscal year 2011:

	Class A	Class B
September 10, 2010	$1.83	$16.00
December 17, 2010	$13.25	$116.11
January 13, 2011	$2.24	$19.63
February 22, 2011	$2.74	$24.03
April 4, 2011	$1.72	$15.07
June 8, 2011	$1.96	$17.14

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

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the fiscal years in the five-year period ended August 27, 2011.  The selected consolidated financial information for the five fiscal years ended August 27, 2011 (statement of operations data) and as of the five fiscal years ended August 27, 2011, August 28, 2010, August 29, 2009, August 30, 2008, and August 25, 2007 (balance sheet data) has been derived from our audited consolidated financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation,  which was adopted by the Company as of August 30, 2009 with retrospective application to the historical years presented.  Our fiscal year ends on the last Saturday in August.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Years Ended (1)
	August 27,	August 28,	August 29,	August 30,	August 25,
	2011	2010	2009	2008	2007
	(millions of dollars, except unit, share, and per unit data)
Statement of Operations Data:
Net sales	$6,849.5	$5,807.9	$5,449.3	$5,847.3	$5,578.5
Costs and expenses:
Cost of sales	6,473.3	5,438.0	5,187.1	5,612.4	5,444.0
Selling, general, and administrative	60.7	55.5	49.1	51.7	46.1
Depreciation and amortization	54.6	53.0	45.7	36.4	32.4
Operating income	260.9	261.4	167.4	146.8	56.0
Other income (expense):
Interest income	-	-	0.3	1.4	2.1
Interest expense	(11.7)	(14.9)	(23.6)	(34.2)	(39.8)
Termination fee	-	-	14.6	-	-
Other, net	0.3	(7.3)	(6.4)	5.8	1.3
Total other expense	(11.4)	(22.2)	(15.1)	(27.0)	(36.4)
Income tax expense	(2.6)	(0.9)	(1.0)	(1.8)	(1.9)
Net income	246.9	238.4	151.3	118.0	17.7
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.6)	(1.0)	(1.3)	(0.7)	(0.3)
National Beef Packing Company, LLC	(78.7)	(76.5)	(50.0)	(55.1)	(7.8)
Net income attributable to U.S. Premium Beef, LLC	$167.6	$160.9	$100.0	$62.2	$9.6

Selected Balance Sheet Data:
Cash and cash equivalents	$78.6	$35.4	$18.9	$77.4	$62.9
Total assets	$1,082.2	$986.7	$872.9	$927.1	$848.6
Long-term debt, less current maturities	$321.9	$225.1	$293.4	$376.3	$438.5
Non-controlling interest in National Beef Packing
Company, LLC and Kansas City Steak Company, LLC	$354.2	$294.5	$185.8	$188.0	$77.9
Capital shares and equities	$85.1	$166.9	$159.8	$126.5	$153.2

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	735,385	735,385

Per Unit Data:
Earnings Per Unit
Basic
Class A Units	$22.79	$30.74	$44.87	$27.92	$4.33
Class B Units	$199.68	$183.15	$90.89	$56.68	$8.79
Diluted
Class A Units	$22.42	$30.25	$44.35	$27.51	$4.26
Class B Units	$199.68	$183.15	$90.89	$55.86	$8.65

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,455
Class B Units	755,385	755,385	737,052	735,385	735,455
Diluted
Class A Units	747,600	747,334	744,039	746,176	747,067
Class B Units	755,385	755,385	737,052	746,176	747,067

(1)

Our fiscal year ends on the last Saturday in August.  Fiscal years 2011, 2010 and 2009 consisted of a 52 week year; fiscal year 2008 consisted of a 53 week year; and fiscal year 2007 consisted of a 52 week year.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A, Risk Factors, Item 7, Disclosure Regarding Forward-Looking Statements and elsewhere in this report.

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

USPB fulfills its annual obligation to deliver cattle to NBP through its unitholders and associates. Under Uniform Cattle Delivery and Marketing Agreements, unitholders are obligated to deliver a designated number of cattle to USPB. The original agreements were for a term of ten years; the renewal agreements carry a term of five years and have an evergreen renewal provision.  Both agreements provide for minimum quality standards, delivery variances, and termination provisions, as defined. Cattle acquired pursuant to the agreements are delivered to NBP pursuant to the cattle purchase agreement. Sales transactions are based upon prevailing cash market prices, and purchases are on terms no less favorable to NBP than would be obtained from an unaffiliated party.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during our fiscal year ended August 27, 2011, as reported by the USDA.  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products.  In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its products to retailers, food service providers, distributors, further processors and the U.S. military.  USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

NBP Results of Operations

The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	52 weeks	52 weeks	52 weeks
	ended	ended	ended
	August 27,	August 28,	August 29,
	2011	2010	2009
	(millions of dollars)
Net sales	$6,849.5	$5,807.9	$5,449.3

Costs and expenses:
Cost of sales	6,473.3	5,438.0	5,187.1
Selling, general, and administrative	52.0	49.3	43.1
Depreciation and amortization	51.2	49.6	44.4
Operating income	273.0	271.0	174.7

Other income (expense):
Interest income	-	-	0.2
Interest expense	(11.7)	(14.8)	(23.3)
Other, net	0.3	(7.3)	(6.5)
Total other expense, net	(11.4)	(22.1)	(29.6)
Income tax expense	(2.5)	(0.9)	(0.9)
Net income	259.1	248.0	144.2
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.6)	(0.9)	(1.3)
Net income attributable to National Beef Packing Company, LLC	$258.5	$247.1	$142.9

NBP’s net income for the fiscal year 2011 was $259.1 million compared to $248.0 million for the fiscal year 2010, an increase of $11.1 million. Net sales were approximately $6,849.5 million for the fiscal year ended August 27, 2011 compared to approximately $5,807.9 million for the fiscal year ended August 28, 2010, an increase of approximately $1,041.6 million, or 17.9%.   The increase in net sales resulted primarily from a 16.7% increase in the net sales per head during the fiscal year ended August 27, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.  Cost of sales was approximately $6,473.3 million for the fiscal year ended August 27, 2011 compared to approximately $5,438.0 million for the fiscal year ended August 28, 2010, an increase of approximately $1,035.3 million, or 19.0%.   The increase was primarily a result of an approximate 19.1% increase in average cattle prices during the period compared to the prior period. Operating income increased $2.0 million over the prior year.  As a percent of sales, operating income was 4.0% and 4.7% for fiscal years 2011 and 2010, respectively.

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

Overall Industry Outlook

Growing global demand and increases in beef exports continues to provide underlying demand support for record cattle and beef prices.  Meanwhile, drought-accelerated placements continue to keep total cattle on feed supplies above the prior year, which is expected to continue through the first quarter of 2012.  Herd liquidation in the southern plains continues to offset slight gains in other areas.  The lack of any measurable moisture persists in limiting winter grazing while hay shortages keep beef cow culling very active in this very important cow-calf region.  Nationally, the U.S. cattle herd continues to shrink and is expected to keep the supply situation very supportive to cattle and beef prices through 2012 and potentially 2013.

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

In December 2010, the USDA announced that China has agreed to resume talks with the United States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months in 2011.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or our operations, and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

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

Accounting for Investment in NBP.  In accordance with accounting principles generally accepted in the U.S., NBP’s financial position and results of operations are consolidated into our financial statements and all transactions between the two companies are eliminated in the consolidation. A non-controlling interest is presented which represents the earnings of NBP attributable to those holding a non-controlling interest in NBP.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows.  In accordance with the provisions included within Intangibles – Goodwill and Other under ASC 350, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 27, 2011, management determined there was no impairment.

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

At August 27, 2011, the value of the non-controlling interest in NBP was determined to be $351.1 million, which was equal to its carrying value.  The total value of the non-controlling interest in NBP at August 27, 2011 increased by approximately $53.8 million through valuation changes compared to the value at August 28, 2010, resulting in the $351.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 27, 2011.  Offsetting the change in the value of the non-controlling interest in NBP is a corresponding change in the members’ capital.

Generally accepted accounting principles require NBP to determine the fair value of the non-controlling interest in NBP at the end of each reporting period.  As the latest redemption period discussed above, was in July 2011, the carrying value of the non-controlling interest in NBP is equal to its fair value.  Management has considered previous redemption prices, valuations of peer companies and other factors in measuring the fair value of the non-controlling interest in NBP for units held by NBPCo Holdings, Inc. as of August 27, 2011.  The non-controlling interest in NBP held by Mr. Klein’s affiliates as of August 27, 2011 was valued based upon a contractually stipulated valuation formula.

New Accounting Policies

In May 2011, the Financial Accounting Standards Board (FASB), issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04,  or ASU 2011-04.  ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal year 2012.  The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal year 2013.  The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require a change in the presentation of the Company's comprehensive income from the statement of capital shares and equities, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively.   The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary.  The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2013, with early adoption permitted under certain circumstances.  The Company is currently evaluating options related to early adoption.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

	52 weeks	52 weeks	52 weeks
	ended	ended	ended
	August 27,	August 28,	August 29,
	2011	2010	2009
	(millions of dollars)
Net sales	$6,849.5	$5,807.9	$5,449.3

Costs and expenses:
Cost of sales	6,473.3	5,438.0	5,187.1
Selling, general, and administrative	60.7	55.5	49.1
Depreciation and amortization	54.6	53.0	45.7
Operating income	260.9	261.4	167.4

Other income (expense):
Interest income	-	-	0.3
Interest expense	(11.7)	(14.9)	(23.6)
Termination fee	-	-	14.6
Other, net	0.3	(7.3)	(6.4)
Total other expense, net	(11.4)	(22.2)	(15.1)
Income tax expense	(2.6)	(0.9)	(1.0)
Net income	246.9	238.4	151.3
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(0.6)	(1.0)	(1.3)
National Beef Packing Company, LLC	(78.7)	(76.5)	(50.0)
Net income attributable to U.S. Premium Beef, LLC	$167.6	$160.9	$100.0

The results of operations of NBP for the fiscal years ending August 27, 2011, August 28, 2010, and August 29, 2009 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

Fiscal Year Ending August 27, 2011 compared to August 28, 2010

Net Sales.    Net sales were approximately $6,849.5 million for the fiscal year ended August 27, 2011 compared to approximately $5,807.9 million for the fiscal year ended August 28, 2010, an increase of approximately $1,041.6 million, or 17.9%.  The increase in net sales resulted primarily from a 16.7% increase in the net sales per head during the fiscal year ended August 27, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Cost of Sales.   Cost of sales was approximately $6,473.3 million for the fiscal year ended August 27, 2011 compared to approximately $5,438.0 million for the fiscal year ended August 28, 2010, an increase of approximately $1,035.3 million, or 19.0%.   The increase was primarily a result of an approximately 19.1% increase in average cattle prices during the period compared to the prior period.  Cost of sales, as a percentage of net sales, was 94.5% and 93.6% for fiscal years 2011 and 2010, respectively.

Selling, General, and Administrative Expenses.  Selling, general and administrative expenses were approximately $60.7 million for the fiscal year ended August 27, 2011 compared to approximately $55.5 million for the fiscal year ended August 28, 2010, an increase of approximately $5.2 million, or 9.4%.  This increase is primarily the result of an approximate $2.2 million increase in compensation expense on phantom options, $1.9 million increase in salaries, and approximately $1.0 million increase in travel related expenditures, offset by an approximate $0.8 million reduction in bad debt expense.  Selling, general and administrative expenses, as a percentage of net sales, were 0.9% and 1.0% in fiscal years 2011 and 2010, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $54.6 million for the fiscal year ended August 27, 2011 compared to approximately $53.0 million for the fiscal year ended August 28, 2010, an increase of approximately $1.6 million, or 3.0%.  Depreciation expense increased due to assets being placed into service during fiscal year 2011, primarily at our three beef plants and two case ready plants.

Operating Income.  Operating income was approximately $260.9 million for the fiscal year ended August 27, 2011 compared to operating income of approximately $261.4 million for the fiscal year ended August 28, 2010, a decrease of approximately $0.5 million. Operating income, as a percentage of net sales, was 3.8% and 4.5% for fiscal years 2011 and 2010, respectively.

Interest Expense.  Interest expense was $11.7 million for fiscal year 2011 compared to $14.9 million for fiscal year 2010, a decrease of $3.2 million, or 21.5%.  The decrease in interest expense during fiscal year 2011 as compared to the fiscal year 2010 was due primarily to a decrease of approximately 1.39% of the average daily interest rate during the period.

Other, net.  Other, net non-operating income was $0.3 million in the fiscal year ended August 27, 2011 compared to other, net non-operating expense of $7.3 million in the fiscal year ended August 28, 2010, an increase of $7.6 million.  Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, which was partially offset by $0.8 million in expenses related to an abandoned IPO effort.  Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.

Income Tax Expense.  Income tax expense was $2.6 million for the fiscal year ended August 27, 2011 compared to income tax expense of $0.9 million for the same period of fiscal year 2010, an increase of $1.7 million resulting from an increase in taxable income at NCI.  Income tax expense is recorded on taxable income from NCI, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  As a result of the factors described above, net income for fiscal year 2011 was approximately $246.9 million compared to net income of approximately $238.4 million for fiscal year 2010, an increase of approximately $8.5 million.

Net Income Attributable to Non-controlling Interest in NBP.  Non-controlling interest in the net income of NBP for fiscal year 2011 was $78.7 million compared to non-controlling interest in the net income of NBP for fiscal year 2010 of $76.5 million, an increase of $2.2 million. The non-controlling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Net Income Attributable to USPB.  Net income attributable to USPB for fiscal year 2011 was $167.6 million compared to net income attributable to USPB of $160.9 million for fiscal year 2010, an increase of $6.7 million.

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

Net Income Attributable to USPB.  Net income attributable to USPB for fiscal year 2010 was $160.9 million compared to net income attributable to USPB of $100.0 million for fiscal year 2009, an increase of $60.9 million.

Liquidity and Capital Resources

As of August 27, 2011, we had net working capital (the excess of current assets over current liabilities) of approximately $272.7 million, which included cash and cash equivalents of $78.6 million, with $8.2 million in distributions payable.  As of August 28, 2010, we had net working capital of approximately $208.6 million, which included cash and cash equivalents of $35.4 million, with $8.4 million in distributions payable.  Our primary sources of liquidity are cash flow from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of August 27, 2011, we had $360.4 million of long-term debt, of which $38.5 million was classified as a current liability.  As of August 27, 2011, NBP’s Credit Facility consisted of a $375.0 million term loan, of which $342.3 million was outstanding and a $250.0 million revolving line of credit loan, which had no outstanding borrowings, outstanding letters of credit of $24.1 million and available borrowings of $225.9 million, based on the most restrictive financial covenant calculations.  We also had a $15.0 million revolving term loan with CoBank all of which was available.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  NBP was in compliance with all of the financial covenants under its Credit Facility as of August 27, 2011. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of August 27, 2011.

On July 28, 2011, USPB and CoBank entered into a Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, and Pledge Agreement.  These agreements replace the Amended and Restated Credit Agreement and Security Agreement dated June 22, 2009.

The Master Loan Agreement and the Revolving Term Loan Supplement provide for a $15 million revolving credit commitment.  That commitment carries a term of three years, maturing on June 30, 2014.  The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

Effective June 4, 2010, NBP amended and restated the Credit Facility to increase the maximum borrowings under the facility by increasing the revolving line of credit to $250 million and the availability under the term loan to $375 million ($342.3 million of which was outstanding as of August 27, 2011). Based on the borrowing base tests in NBP’s Credit Facility, $225.9 million of the revolving line of credit was available at August 27, 2011.

On June 10, 2011, NBP’s Credit Facility was amended and restated to (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide NBP credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders’ aggregate credit commitments under the Credit Facility and (3) extend the maturity date of the Credit Facility to June 4, 2016.

In addition to outstanding borrowings under the Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $12.2 million and capital lease and other obligations of $5.9 million as of August 27, 2011.

Capital spending through fiscal year 2012 is expected to be approximately $75.0 million. These expenditures are planned primarily for plant expansion (including funding a portion of the remaining expansion costs for NBP’s St. Joseph plant), equipment renewals and improvements.

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

Operating Activities

Net cash provided by operating activities was $266.5 million in fiscal year 2011 as compared to $236.4 million in fiscal year 2010.  The $30.1 million increase was primarily due to approximately $8.5 million of additional net income in fiscal year 2011 as compared to fiscal year 2010, and an increase in the change in other assets and inventories by approximately $50.5 million and $13.8 million, respectively.  These increases were offset by a decrease in the change in accrued compensation and benefits and other accrued expenses of approximately $25.3 million and $21.0 million, respectively.

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

Investing Activities

Net cash used in investing activities was $63.2 million in fiscal year 2011 as compared to $48.1 million in fiscal year 2010, an increase of $15.1 million. The increase was primarily due to an increase in capital expenditures of approximately $18.8 million during fiscal year 2011, which was offset by an increase in proceeds from the sale of property, plant and equipment of approximately $3.7 million in fiscal year 2011.

Net cash used in investing activities was $48.1 million in fiscal year 2010 as compared to $35.8 million in fiscal year 2009, an increase of $12.3 million. The increase was primarily attributable to the receipt of the $14.6 million termination fee received by the Company related to the termination fee received in fiscal year 2009 as a result of the termination of the Membership Interest Purchase Agreement dated February 29, 2008, between and among USPB, NBP, JBS S.A., and the other holders of membership interests in NBP and approximately $8.7 million additional capital expenditures during fiscal year 2010 compared to fiscal year 2009, partially offset by the acquisition of National Beef Leathers for approximately $10.9 million during fiscal year 2009.

Financing Activities

Net cash used in financing activities was approximately $160.2 million in fiscal year 2011 compared to net cash used in financing activities of $171.7 million in fiscal year 2010.  The decrease in cash used in financing activities was primarily attributable to an approximate $119.2 million decrease in net payments on NBP’s term loan, and a $66.9 million purchase and cancellation of senior notes during fiscal year 2010.  These changes are offset by an increase in revolver payments of $19.8 million, as well as an increase in member and non-controlling interests’ distributions of approximately $143.3 million.

Net cash used in financing activities was approximately $171.7 million in fiscal year 2010 compared to net cash used in financing activities of $282.0 million in fiscal year 2009.  The decrease in cash used in financing activities was primarily attributable to an approximate $125.5 million redemption of member capital in the prior fiscal year compared to an $8.0 million redemption in the current year, an additional $47.8 million in net borrowings on the term loan, primarily related to the amended and restated Credit Facility on June 4, 2010, and approximately $32.8 million change in overdraft balances at August 28, 2010 as compared to August 29, 2009.  These decreases were partially offset by an approximate $19.6 million member capital contribution during the fiscal year ended August 29, 2009, an approximate $35.1 million increase in partnership and non-controlling interests’ distributions paid in the current year, a $25.0 million reduction in net borrowings under the revolving loan, and the purchase and cancellation of approximately $66.9 million in aggregate principal amount of NBP’s senior notes compared to the purchase and cancellation of only $62.5 million of senior notes in the prior fiscal year.

CoBank Debt

On July 28, 2011, USPB and CoBank entered into a Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, and Pledge Agreement.  These agreements replace the Amended and Restated Credit Agreement and Security Agreement dated June 22, 2009.

The Master Loan Agreement and the Revolving Term Loan Supplement provide for a $15 million revolving credit commitment.  That commitment carries a term of three years, maturing on June 30, 2014.  The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

Credit Facility

Effective as of June 4, 2010, NBP’s Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors. The lender financing charges for amending and restating the Credit Facility of approximately $4.2 million are being amortized over the life of the loan.

On June 10, 2011, NBP’s Credit Facility was amended and restated to (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide NBP credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders’ aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio and (3) extend the maturity date of the Credit Facility to June 4, 2016.  The related financing charges of approximately $0.8 million will be amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of August 27, 2011, the interest rate for the term loan was approximately 1.96%.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of NBP’s assets and the assets of its subsidiaries.

Effective as of the June 10, 2011 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of $9.25 million. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

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

Industrial Revenue Bonds

Effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, designed to provide NBP property tax savings.  Under the transaction, the City issued $102.3 million in bonds due in December 2019, used the proceeds to purchase the Dodge City facility (facility) and leased the facility to NBP for an identical term under a capital lease.  NBP purchased the City’s bonds with proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction of improvements at NBP’s facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 27, 2011, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October 1, 2009.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.3% in fiscal year 2011. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2011 was 0.3%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

On December 17, 2010, National Beef Leathers, LLC (NBL), a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase NBP’s equipment within the NBL facility and subsequently leased the equipment back to NBP for an identical term under a capital lease.  NBP purchased the city of St. Joseph bonds with proceeds of the term loan under the Credit Facility.  Because the city of St. Joseph has assigned the lease to the bond trustee for NBP’s benefit as the sole bondholder, NBP effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments of $0.8 million, $1.7 million, and $1.4 million were paid in fiscal years 2011, 2010, and 2009, respectively.  Payments under the commitment for fiscal years 2012 through 2016 will be $0.8 million per year, with the remaining balance of $6.5 million to be paid in subsequent years.

10 ½% Senior Notes

During fiscal year 2010, NBP purchased and cancelled the remaining approximately $66.9 million of its senior notes.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 27, 2011 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2012 (Year 1)	2013 (Year 2)	2014 (Year 3)	2015 (Year 4)	2016 (Year 5)	After Year 5
Term loan facility	$342,250	$37,000	$37,000	$37,000	$37,000	$194,250	$-
Interest on long-term debt(1)	$24,868	$6,506	$5,766	$5,026	$4,286	$3,284	$-
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Industrial Revenue Bonds	$12,245	$-	$-	$-	$3,430	$-	$8,815
Capital Leases (including interest)	$6,544	$1,775	$1,745	$3,024	$-	$-	$-
City of Brawley loan	$80	$40	$40	$-	$-	$-	$-
Operating leases	$41,154	$12,866	$9,647	$8,633	$5,283	$2,008	$2,717
Purchase commitments	$17,695	$17,695	$-	$-	$-	$-	$-
Cattle commitments(2)	$73,407	$73,407	$-	$-	$-	$-	$-
Utilities commitment	$10,573	$820	$818	$816	$816	$815	$6,488
Total	$528,816	$150,109	$55,016	$54,499	$50,815	$200,357	$18,020

(1) Computed based on scheduled maturities and current effective interest rates.

(2)  NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at its facilities.  This amount approximates its outstanding cattle commitments at August 27, 2011.

Off-Balance Sheet Arrangements

As of August 27, 2011, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2011, 2010, and 2009.  Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels the sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 27, 2011 and August 28, 2010, the potential change in the fair value of applicable commodity derivatives instruments assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $11.6 million and $0.3 million, respectively.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 27, 2011, the weighted average interest rate on our $354.5 million of variable interest debt was approximately 1.90%.  As of August 28, 2010, the weighted average interest rate on our $240.2 million of variable rate debt was approximately 2.77%.

We had total interest expense of approximately $11.7 million, $14.9 million, and $23.6 million in fiscal years 2011, 2010, and 2009, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $7.4 million, $5.6 million, and $4.9 million in fiscal years 2011, 2010 and 2009, respectively.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.               CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2011.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

            Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 27, 2011, the Company’s internal control over financial reporting was operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.               OTHER INFORMATION

The Company may purchase a portion of its outstanding Class A and Class B units from time to time in accordance with the limits imposed under the CoBank Master Loan Agreement.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	50	Chairman of the Board	2013
Duane K. Ramsey	74	Vice Chairman of the Board	2012
Joe M. Morgan	60	Secretary	2013
Jerry L. Bohn	61	Director	2012
Douglas A. Laue	60	Director	2013
Rex W. McCloy	56	Director	2011
Jeff H. Sternberger	51	Director	2011
Steven D. Hunt	52	Chief Executive Officer	—
Scott J. Miller	47	Chief Financial Officer	—
Stanley D. Linville	52	Chief Operating Officer	—
Danielle D. Imel	36	Treasurer	—

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

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 45 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  Mr. Ramsey is familiar with accounting, finance, audit, risk management and compensation matters.  He holds a Bachelors degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO.  Mr. Ramsey has served as a member of the Company’s board since 2006.  Mr. Ramsey also serves as a director of three banks, one of which he has been a director of for more than 35 years.  As a member of USPB’s board of directors, Mr. Ramsey is considered an affiliate of USPB.

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

Douglas A. Laue. Mr. Laue runs a grazing program in the Kansas Flint Hills. Mr. Laue has been involved in every sector of cattle feeding for over twenty-five years.  He is a member of the National Cattlemen’s Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the chairman of the KLA Feeders Council. Mr. Laue has been a member of the Company’s Board of Directors since 1996 and served as vice chairman of the Board of Directors from 1996 through 2002. Mr. Laue holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.  As a member of USPB’s board of directors, Mr. Laue and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Jeff H. Sternberger.  Mr. Sternberger is the manager and part owner of Midwest Feeders, Inc.  Mr. Sternberger has been the manager of Midwest Feeders, Inc. since 1992 and has overseen large growth in his company and directed the acquisition of other business to add to their holdings.  Mr. Sternberger has been the direct contact during that time frame for all banking and accounting relationships.  He also owns and operates a farming and cattle operation in Oklahoma as well as a personal cattle feeding operation.  He serves as a director of Midwest Feeders, Inc., CRI Feeders of Guymon LLC, and Brookover Cattle Co. of Scott City LLC.  Mr. Sternberger holds a Bachelor of Science Degree in Agricultural Economics from Oklahoma State University.  As a member of USPB’s board of directors, Mr. Sternberger and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Steven D. Hunt. Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with U.S. Premium Beef, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996.  As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt became experienced in many areas of commercial banking.  In previous banking positions, Mr. Hunt also gained experience in direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt has served on the Board of National Beef Packing Company, LLC, (NBP) since 1997 and was elected chairman of NBP’s Board in 2003. Mr. Hunt holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

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

  Alignment with the equity interests of our unitholders—A management phantom unit plan, approved in September 2010, aligns management’s interest with the equity interests of USPB’s unitholders.

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

Fiscal Year 2011 Executive Compensation Elements

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

Under the terms of the employment agreement effective September 1, 2009 through August 29, 2015, if the CEO is employed by USPB on the last day of any fiscal year (except as otherwise provided in the agreement) during the term of that employment agreement, the CEO shall be paid an annual incentive compensation, equal to two percent (2.0%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000.  USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) two times the fiscal year USPB grid premiums which is the net sum of all USPB member grid premiums and discounts calculated through all USPB grids.

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

Under the CEO employment agreement effective September 1, 2009 through August 29, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per year averaged over the term (as provided in the agreement) (Incentive Cap).

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

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB, other than the CEO.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively.  The phantom units will vest over a 5 year period.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers, other than the CEO, to own USPB’s Class A units.  The CEO owns 20,000 Class A phantom unit options as discussed above. Certain members of management own a total of 5,000 Class A and 5,000 Class B phantom unit rights awarded under the management phantom unit plan as discussed above.

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

							Non-Equity
							Incentive Plan		All Other
	Fiscal				Option		Compen-		Compen-
Name and Principal Position	Year	Salary ($)	Bonus ($)		Awards ($)		sation ($)		sation ($)		Total ($)
Steven D. Hunt	2011	784,232	-		-		2,000,000	(5)	11,592	(1)	2,795,824
Chief Executive Officer	2010	802,077	700,000	(7)	-		2,000,000	(5)	11,595	(1)	3,513,672
	2009	710,810	-		-		1,792,741	(4)	11,389	(1)	2,514,940

Scott J. Miller	2011	139,724	-		122,172	(6)	202,500	(3)	-		464,396
Chief Financial Officer	2010	133,084	10,000	(2)	-		135,000	(3)	10,093	(1)	288,177
	2009	111,635	-		-		111,500	(3)			223,135

Stanley D. Linville	2011	143,283	-		132,353	(6)	210,000	(3)	-		485,636
Chief Operating Officer	2010	136,116	-		-		140,000	(3)	13,104	(1)	289,220
	2009	116,713	-		-		116,500	(3)	-		233,213

Danielle D. Imel	2011	120,968	-		101,810	(6)	180,000	(3)	-		402,778
Treasurer	2010	117,860	-		-		120,000	(3)	-		237,860
	2009	106,858	-		-		108,000	(3)	-		214,858

(1)

Amount for Mr. Hunt includes Company match under our 401(k) plan and the cost of excess life insurance, $9,766 and $1,826, respectively, in fiscal year 2011, $9,769 and $1,826, respectively, in fiscal year 2010, and $9,563 and $1,826, respectively, in fiscal year 2009. Amounts for Mr. Miller and Mr. Linville include Company match under our 401(k) plan. None of the perqusites and other benefits paid to Mr. Miller or Mr. Linville in fiscal year 2011 and 2009 and to Ms. Imel in fiscal years 2011, 2010 and 2009 exceeded $10,000.

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

(5)

The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned through August 27, 2011 and August 28, 2010 pursuant to the long-term cash bonus plan, has been limited due to the cumulative annual-cap of $2,000,000 per year pursuant to Mr. Hunt's employment agreement. The limited amount represent annual cash bonus earned by Mr. Hunt for fiscal years 2011 and 2010.

(6)

Certain executive officers were granted phantom Class A and phantom Class B units on August 29, 2010. The phantom units under this plan provide for the award of unit appreciation rights only. Mr. Miller was granted 1,200 Class A and 1,200 Class B phantom units; Mr. Linville was granted 1,300 Class A and 1,300 Class B phantom units; and Ms. Imel was granted 1,000 Class A and 1,000 Class B phantom units. This amount was determined using a Black Scholes Pricing Model and represents the grant date fair value.

(7)	This amount represents a full-term cash bonus earned pursuant to the terms of Mr. Hunt's employment agreement effective September 1, 2003 through August 31, 2009.

Grants of Plan-Based Awards in Fiscal Year 2011

The table below sets forth information regarding grants of a non-equity incentive plan-based award, and a phantom unit award, which could result in an appreciation right payment, made to our named executive officers during fiscal year 2011.  Amounts actually earned pursuant to these plan-based awards will be reflected in the Summary Compensation Table in subsequent years.

		Estimated Future Payouts under Non-Equity				All Other
		Incentive Plan Awards				Option
						Awards;
						Number of		Exercise or	Grant Date
						Securities		Base Price of	Fair Value of
						Underlying		Options	Stock and
						Options		Awards	Option
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)	(#)		($/unit)	Awards (2)
Steven D. Hunt	n/a
Chief Executive Officer

Scott J. Miller	8/29/2010					1,200 Class A	(1)	$118.00	$6,432
Chief Financial Officer	8/29/2010					1,200 Class B	(1)	$157.00	$115,740
	8/29/2010	-	202,500	(3)	202,500

Stanley D. Linville	8/29/2010					1,300 Class A	(1)	$118.00	$6,968
Chief Operating Officer	8/29/2010					1,300 Class B	(1)	$157.00	$125,385
	8/29/2010	-	210,000	(3)	210,000

Danielle D. Imel	8/29/2010					1,000 Class A	(1)	$118.00	$5,360
Treasurer	8/29/2010					1,000 Class B	(1)	$157.00	$96,450
	8/29/2010	-	180,000	(3)	180,000

(1)	The Class A and Class B phantom units provide for unit appreciation rights only.
(2)	The Grant Date Fair Value was determined using a Black Scholes pricing model.
(3)

The target amount reflects the actual management annual cash bonus plan award for fiscal year 2011. This amount is reflected in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.

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

Name	Bonus Formula
Steven D. Hunt	For fiscal year 2011: 2% of the sum of USPB Total Benefits that exceed $25 million. USPB Total Benefits are audited fiscal year end USPB earnings before tax plus two times the fiscal year USPB grid premiums, as defined in the CEO
Employment Agreement effective September 1, 2009 through August 29, 2015.

Scott J. Miller,	For fiscal year 2011: The executive's proportionate share of the Management
Stanley D. Linville,	Bonus Pool, which is (1) the audited fiscal year-end USPB earnings before tax plus
Danielle D. Imel	current fiscal year USPB grid premiums, less (2) $25,000,000, multiplied by (3)
management bonus factor. The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum
Management Bonus Pool for a given fiscal year is equal to 150% the sum of the qualifying participants' salaries in effect at the end of such fiscal year.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Mr. Miller was paid such bonus in fiscal year 2010.  No such bonuses were paid in fiscal year 2011 or 2009.  The bonuses are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2011

	Option Awards
	Number of Securities
	Underlying
	Unexercised Options		Option Exercise	Option Expiration
Name and Principal Position	(#) Exercisable		Price ($)	Date
Steven D. Hunt	20,000 Class A Units	(1)	$55.00	None	(2)
Chief Executive Officer

Scott J. Miller	1,200 Class A Units	(3)	$118.00	None
Chief Financial Officer	1,200 Class B Units	(3)	$157.00	None

Stanley D. Linville	1,300 Class A Units	(3)	$118.00	None
Chief Operating Officer	1,300 Class B Units	(3)	$157.00	None

Danielle D. Imel	1,000 Class A Units	(3)	$118.00	None
Treasurer	1,000 Class B Units	(3)	$157.00	None

(1)	Mr. Hunt is fully vested in the 20,000 Class A phantom rights on phantom units.
(2)

Mr. Hunt shall be entitled to exercise phantom unit rights at his election, at the time and under the conditions, and with the same consequences as if he held similar unqualified options to purchase USPB Class A Units acquired at the same time as the phantom unit rights.

(3)

The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vest over a 5 year period. At the end of fiscal year 2011, the named executives were 20% vested in the unexercised phantom units.

Options Exercised

	Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Steven D. Hunt	-	$297,630	(1)
Chief Executive Officer

Scott J. Miller	-	$6,348	(2)
Chief Financial Officer

Stanley D. Linville	-	$6,877	(2)
Chief Operating Officer

Danielle D. Imel	-	$5,290	(2)
Treasurer

(1)

 Mr. Hunt did not exercise any option awards in fiscal year 2011. However, Mr. Hunt received a value in connection with his 20,000 Class A phantom units which resulted from a dilution event which occurred as a result of distributions made to our unitholders in excess of the the maximum allowable tax distributions.

(2)

 Mr. Miller, Mr. Linville and Ms. Imel did not exercise any option awards in fiscal year 2011. However, they will receive payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The amount disclosed above represents the full dilution payment that the Company anticipates paying to the named executives. However, the actual future payment is based on the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested at the end of fiscal year 2015. Based on vesting, the Company anticipates paying the named executives 20% of the disclosed amount by March 15th of 2012, 2013, 2014, 2015 and 2016.

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2011.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

If the CEO’s employment agreement (“Agreement”) is terminated upon death or permanent disability, Mr. Hunt is entitled to:

  Salary to the date of termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (“Deemed Termination Date”).  If Mr. Hunt were terminated upon death or permanent disability in fiscal year 2012, his payment would be between $775,000 and $825,000 depending on the timing of the termination;

  Certain fringe benefits if terminated upon disability;

  Annual incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;

  Long-term cash bonus that would have accrued if the CEO had remained employed through the end of the Agreement;

  Full-term cash bonus that would have been paid if the CEO had remained employed through the end of fiscal year 2012 and 2015, pro-rated based upon the period of CEO’s employment under the Agreement through the Deemed Termination Date versus the period of employment under the Agreement through the end of the contract period; and

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal year 2011 through 2015.  The amount of compensation applied to toward the Incentive Cap through fiscal year 2011 is $4,000,000.

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

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal year 2010 through 2015.  The amount of compensation applied toward the Incentive Cap through fiscal year 2011 is $4,000,000; and

  Noncompetition compensation for each of the eighteen months first following the termination of employment.  The amount of noncompetition compensation shall be paid monthly and is equal to the monthly salary that would be paid to the CEO if he was employed or the CEO’s monthly salary at the time of termination, whichever is greater.  USPB may terminate noncompetition compensation prior to the end of the eighteen month period if the Board of Directors determines the CEO has violated the noncompetition restrictions as outlined in the Agreement.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	5,000
Duane K. Ramsey	5,000
Joe M. Morgan	5,000
Jerry L. Bohn	4,000
Douglas A. Laue	4,500
Rex W. McCloy	4,500
Jeff H. Sternberger	4,500

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of October 29, 2011 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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

Security Ownership of Management

The following table furnishes information, as of October 29, 2011, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 49, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number (1)	Percentage (2)	Number (1)	Percentage (2)
Douglas A. Laue (3)	95,000	12.6%	95,000	12.6%
Jeff H. Sternberger (4)	34,500	4.6%	34,500	4.6%
Jerry L. Bohn (5)	19,161	2.5%	19,161	2.5%
Joe M. Morgan (6)	17,865	2.4%	17,865	2.4%
Rex W. McCloy (7)	16,085	2.1%	13,085	1.7%
Duane K. Ramsey (8)	10,200	1.4%	10,200	1.4%
Mark R. Gardiner (9)	3,000	0.4%	3,000	0.4%
Steven D. Hunt (10)	20,000	2.6%	20,000	2.6%
Scott J. Miller	-	0.0%	-	0.0%
Stanley D. Linville	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (11 persons) (11)	215,811	28.6%	212,811	28.2%

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.
(2)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.
(3)

Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)

Includes i) 32,500 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director. 31,500 of the Class A and Class B units are pledged as security.

(5)	Includes i) 19,161 Class A and Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager
(6)	Includes 17,865 Class A and Class B units held by Mr. Morgan.
(7)	Includes 16,085 Class A units and 13,085 Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner. 16,085 of the Class A and 13, 085 of the Class B units are pledged as security.
(8)

Includes i) 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power and ii) 1,400 Class A and Class B units held by Security Bancshares Inc . of which Mr. Ramsey is Chairman.

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

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During fiscal year 2011, USPB and its owners and associates provided approximately 20% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sells beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and NBP purchases processed lean beef from BPI at negotiated prices for use in NBP’s ground beef operations.  NBP’s aggregate sales of trim to BPI totaled approximately $170.2 million, $120.4 million, and $96.9 million, respectively, in fiscal years 2011, 2010, and 2009.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $47.5 million, $40.6 million, and $28.9 million, respectively, in fiscal years 2011, 2010, and 2009.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants.  In accordance with the agreement with BPI, NBP pays BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2011, 2010 and 2009, NBP paid approximately $2.0 million, $1.9 million, and $1.7 million, respectively, to BPI in technology and support fees.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 27, 2011 and August 28, 2010 (thousands of dollars).

	Fiscal Year Ended	Fiscal Year Ended
	August 27, 2011	August 28, 2010

Audit Fees	$508	$673
Audit Related Fees	-	92
Tax Fees	-	-
All Other Fees	9	905
Total	$517	$1,670

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in fiscal years 2010 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

All other fees for fiscal year 2011 relate to workpaper reviews.  All other fees for fiscal year 2010 relate to IPO preparation.

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

10.5(a)

Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)

Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(c)

Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)

Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.6(a)*

CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*

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

10.7(e)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Jay D. Nielsen (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).

10.7(f)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Terry L. Wilkerson (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).

10.7(g)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and David L. Grosenheider (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).

10.7(h)*

Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Monte E. Lowe (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).

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

10.19*

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-162443) filed by National Beef, Inc. with the SEC on October 13, 2009).

10.20

FMI Grinding System Lease Agreement by and between Beef Products, Inc. and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.16 to Form 10-K (File No. 333-111407) filed with the SEC on November 24, 2008).

10.21(a)

Amended and Restated Credit Agreement dated as of June 4, 2010 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-111407) filed with the SEC on June 6, 2010).

10.21(b)

First Amendment, dated June 10, 2011, to National Beef Packing Company, LLC’s Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-111407) filed with the SEC on June 16, 2011).

10.21(c)

Limited Waiver and Second Amendment, dated July 7, 2011, to National Beef Packing Company, LLC’s Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 333-111407) for the quarter ended May 28, 2011, filed with the SEC on July 8, 2011).

21.1	Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on November 16, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_____________

*  Management contract or compensatory plan or arrangement.

 (1) Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to NBP’s application requesting confidential treatment under Rule 246-2 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

Schedule I – Parent Company Financial Statements

U.S. PREMIUM BEEF, LLC
Balance Sheets of Parent Company
(thousands of dollars, except unit information)
Assets	August 27, 2011	August 28, 2010
Current assets:
Cash and cash equivalents	$27,905	$15,034
Accounts receivable	-	3
Other receivables	67	130
Total current assets	27,972	15,167
Property, plant, and equipment, at cost	241	241
Less accumulated depreciation	(228)	(218)
Net property, plant, and equipment	13	23
Investments in National Beef Packing Company, LLC	381,595	406,921
Other assets	429	482
Total assets	$410,009	$422,593
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$-	$1,030
Accounts payable	19	40
Due to affiliates	28	22
Accrued compensation and benefits	5,836	4,073
Other accrued expenses and liabilities	704	656
Distributions payable	212	44
Total current liabilities	6,799	5,865
Long-term liabilities:
Long-term debt, excluding current installments	-	-
Total long-term liabilities	-	-
Total liabilities	6,799	5,865
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 755,385
Class B units authorized, issued and outstanding	361,080	368,046
Patronage notices	42,130	48,682
Total capital shares and equities	403,210	416,728
Total liabilities and capital shares and equities	$410,009	$422,593

See accompanying notes to parent company financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations of Parent Company
(thousands of dollars, except per unit data)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 27, 2011	August 28, 2010	August 29, 2009
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	8,646	6,195	6,055
Depreciation and amortization	12	13	17
Total costs and expenses	8,658	6,208	6,072
Operating loss	(8,658)	(6,208)	(6,072)
Other income (expense):
Interest income	18	7	147
Interest expense	(38)	(85)	(211)
Equity in earnings of National Beef Packing
Company, LLC	176,363	167,253	91,570
Termination fee	-	-	14,572
Other, net	(26)	34	19
Total other income	176,317	167,209	106,097
Income before taxes	167,659	161,001	100,025
Income tax expense	(65)	(50)	(42)
Net income	$167,594	$160,951	$99,983
Earnings per unit:
Basic
Class A units	$22.79	$30.74	$44.87
Class B units	$199.68	$183.15	$90.89
Diluted
Class A units	$22.42	$30.25	$44.35
Class B units	$199.68	$183.15	$90.89
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	737,052
Diluted
Class A units	747,600	747,334	744,039
Class B units	755,385	755,385	737,052

See accompanying notes to parent company financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows of Parent Company
(thousands of dollars)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 27, 2011	August 28, 2010	August 29, 2009
Cash flows from operating activities:
Net income	$167,594	$160,951	$99,983
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12	13	17
Termination fee	-	-	(14,572)
Equity in earnings of National Beef Packing Company, LLC	(176,363)	(167,253)	(91,570)
Distribution from National Beef Packing Company, LLC	201,689	101,505	46,741
Changes in assets and liabilities (net of acquisition):
Accounts receivable	3	(2)	-
Due from affiliates	63	(74)	(43)
Other assets	53	(8)	(17)
Accounts payable	(21)	(190)	189
Due to affiliates	6	14	(122)
Accrued compensation and benefits	1,763	(1,623)	1,871
Other accrued expenses and liabilities	48	81	(794)
Net cash provided by operating activities	194,847	93,414	41,683
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(2)	-	(27)
Termination fee	-	-	14,572
Acquisition of minority interests in National Beef Packing Co., LLC	-	-	(55,841)
Net cash used in investing activities	(2)	-	(41,296)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	-	(5,000)	5,000
Payments of notes payable and fees	(1,030)	(1,030)	(1,029)
Repayment of patronage notices	(6,552)	-	(1,960)
Change in overdraft balances	168	44	-
Partnership distributions	(174,560)	(73,874)	(52,851)
Net cash used in financing activities	(181,974)	(79,860)	(50,840)
Net increase (decrease) in cash	12,871	13,554	(50,453)
Cash and cash equivalents at beginning of period	15,034	1,480	51,933
Cash and cash equivalents at end of period	$27,905	$15,034	$1,480
Supplemental cash disclosures:
Cash paid during the period for interest	$41	$95	$188
Cash paid during the period for taxes, net of refunds	$65	$50	$42
Supplemental non-cash disclosures of investing activities:
Issuance of Class B units for exercise of CEO's options	$-	$-	$1,040

See accompanying notes to parent company financial statements.

Notes to Parent Company Financial Statements

(1)       Basis of Presentation and Significant Accounting Policies

In U.S. Premium Beef, LLC’s (USPB) parent company financial statements, USPB’s investment in National Beef Packing Company, LLC (NBP) is stated at cost plus equity in undistributed earnings of NBP.  USPB’s share of net income of NBP is included in income using the equity method of accounting.

During the years ended August 27, 2011, August 28, 2010 and August 29, 2009, distributions received by the parent from NBP was $201.7 million, $101.5 million, and $46.7 million, respectively, and was included in cash flows from operating activities.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of USPB.

USPB’s parent company financial statements should be read in conjunction with USPB’s audited consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

U.S. Premium Beef, LLC:

Under date of November 16, 2011, we reported on the consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (Company) as of August 27, 2011 and August 28, 2010, and the related consolidated statements of operations, comprehensive income, capital shares and equities and cash flows for each of the years in the three-year period ended August 27, 2011, as contained in the Annual Report on Form 10-K for the fiscal year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Kansas City, Missouri

November 16, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Steven D. Hunt

Name: Steven D. Hunt
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2011

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Hunt Steven D. Hunt	Chief Executive Officer (Principal Executive Officer)	November 16, 2011
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2011
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	November 16, 2011
/s/ Duane K. Ramsey Duane K. Ramsey	Vice Chairman of the Board	November 16, 2011
/s/ Joe M. Morgan Joe M. Morgan	Secretary of the Board	November 16, 2011
/s/ Jerry L. Bohn Jerry L. Bohn	Director	November 16, 2011
/s/ Douglas A. Laue Douglas A. Laue	Director	November 16, 2011
/s/ Rex W. McCloy Rex W. McCloy	Director	November 16, 2011
/s/ Jeff H Sternberger Jeff H. Sternberger	Director	November 16, 2011

U.S. PREMIUM BEEF, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 27, 2011 and August 28, 2010, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the years in the three‑year period ended August 27, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 27, 2011 and August 28, 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective August 30, 2009, the Company adopted Accounting Standards Codification 810-10-65, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

/s/ KPMG, LLP
Kansas City, Missouri
November 16, 2011

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)
Assets	August 27, 2011	August 28, 2010
Current assets:
Cash and cash equivalents	$78,567	$35,439
Accounts receivable, less allowance for returns and doubtful
accounts of $3,368 and $2,891, respectively	200,254	182,237
Due from affiliates	5,868	5,089
Other receivables	7,448	7,399
Inventories	276,783	232,943
Other current assets	25,975	45,999
Total current assets	594,895	509,106
Property, plant, and equipment, at cost	608,261	546,756
Less accumulated depreciation	271,877	222,677
Net property, plant, and equipment	336,384	324,079
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization of $18,230 and $16,128,
respectively	56,520	58,606
Other assets	8,119	8,695
Total assets	$1,082,169	$986,737
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$38,486	$22,412
Cattle purchases payable	73,407	70,208
Accounts payable - trade	81,245	73,562
Due to affiliates	486	738
Accrued compensation and benefits	83,124	82,474
Accrued insurance	17,271	15,048
Other accrued expenses and liabilities	19,946	27,747
Distributions payable	8,199	8,350
Total current liabilities	322,164	300,539
Long-term liabilities:
Long-term debt, excluding current installments	321,926	225,090
Other liabilities	1,954	2,443
Total long-term liabilities	323,880	227,533
Total liabilities	646,044	528,072
Non-controlling interest in National Beef Packing Company, LLC	351,071	291,746
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 755,385
Class B units authorized, issued and outstanding	39,768	115,452
Patronage notices	42,130	48,682
Accumulated other comprehensive income	68	23
Total capital shares and equities attributable to USPB	81,966	164,157
Non-controlling interest in Kansas City Steak Company, LLC	3,088	2,762
Total capital shares and equities	85,054	166,919
Total liabilities, non-controlling interest in NBP and capital shares and equities	$1,082,169	$986,737

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 27, 2011	August 28, 2010	August 29, 2009
Net sales	$6,849,467	$5,807,929	$5,449,278
Costs and expenses:
Cost of sales	6,473,292	5,438,033	5,187,119
Selling, general, and administrative expenses	60,669	55,461	49,129
Depreciation and amortization	54,590	53,012	45,654
Total costs and expenses	6,588,551	5,546,506	5,281,902
Operating income	260,916	261,423	167,376
Other income (expense):
Interest income	33	44	320
Interest expense	(11,746)	(14,854)	(23,555)
Equity in loss of aLF Ventures, LLC	-	-	(61)
Termination fee	-	-	14,572
Other, net	279	(7,310)	(6,388)
Total other expense	(11,434)	(22,120)	(15,112)
Income before taxes	249,482	239,303	152,264
Income tax expense	(2,590)	(939)	(965)
Net income	246,892	238,364	151,299
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(551)	(963)	(1,292)
National Beef Packing Company, LLC	(78,747)	(76,450)	(50,024)
Net income attributable to U.S. Premium Beef, LLC	$167,594	$160,951	$99,983

Earnings per unit:
Basic
Class A units	$22.79	$30.74	$44.87
Class B units	$199.68	$183.15	$90.89
Diluted
Class A units	$22.42	$30.25	$44.35
Class B units	$199.68	$183.15	$90.89
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	737,052
Diluted
Class A units	747,600	747,334	744,039
Class B units	755,385	755,385	737,052

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)
	52 weeks ended	52 weeks ended	52 weeks ended
	August 28, 2011	August 28, 2010	August 29, 2009
Net income	$246,892	$238,364	$151,299
Other comprehensive income (expense):
Foreign currency translation adjustments	45	24	(24)

Comprehensive income	246,937	238,388	151,275
Comprehensive income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(551)	(963)	(1,292)
National Beef Packing Company, LLC	(78,747)	(76,450)	(50,024)
Comprehensive income attributable to USPB	$167,639	$160,975	$99,959

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(thousands of dollars)

				Noncontrolling
			Accumulated	interest in
			other	Kansas City	Total capital
	Members'	Patronage	comprehensive	Steak	shares and
	capital	notices	(loss) income	Company, LLC	equities
Balance at August 30, 2008	$75,831	$50,642	$23	$1,464	$127,960
Foreign currency translation adjustment	-	-	(24)	-	(24)
Allocation of net income for the year
ended August 29, 2009	99,983	-	-	1,292	101,275
Step up accounting for acquisition of non-controlling
interests	63,027	-	-	-	63,027
Equity issuance related to CEO option exercise	1,040	-	-	-	1,040
Adjustment to fair value of non-controlling interest	(75,945)	-	-	-	(75,945)
Partner distributions	(52,851)	-	-	-	(52,851)
Distibutions to non-controlling interest in Kansas
City Steak Company, LLC	-	-	-	(389)	(389)
Redemption of patronage notices	-	(1,960)	-	-	(1,960)
Balance at August 29, 2009	$111,085	$48,682	$(1)	$2,367	$162,133
Foreign currency translation adjustment	-	-	24	-	24
Allocation of net income for the year
ended August 28, 2010	160,951	-	-	963	161,914
Adjustment to fair value of non-controlling interest	(82,710)	-	-	-	(82,710)
Distributions to non-controlling interest in Kansas
City Steak Company, LLC	-	-	-	(568)	(568)
Partner distributions	(73,874)	-	-	-	(73,874)
Balance at August 28, 2010	$115,452	$48,682	$23	$2,762	$166,919
Foreign currency translation adjustment	-	-	45	-	45
Allocation of net income for the year
ended August 27, 2011	167,594	-	-	551	168,145
Adjustment to fair value of non-controlling interest	(68,718)	-	-	-	(68,718)
Redemption of patronage notices	-	(6,552)	-	-	(6,552)
Distributions to non-controlling interest in Kansas
City Steak Company, LLC	-	-	-	(225)	(225)
Partner distributions	(174,560)	-	-	-	(174,560)
Balance at August 27, 2011	$39,768	$42,130	$68	$3,088	$85,054

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows (thousands of dollars)

52 weeks ended		52 weeks ended	52 weeks ended
August 27, 2011		August 28, 2010	August 29, 2009
Cash flows from operating activities:
Net income	$246,892	$238,364	$151,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,590	53,012	45,654
Termination fee	-	-	(14,572)
Gain on disposal of property, plant, and equipment	(1,557)	(75)	(13)
Amortization of debt issuance costs	1,440	1,516	-
Write-off of debt issuance costs	436	496	1,462
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(18,017)	(9,816)	45,602
Due from affiliates	(777)	(501)	2,498
Other receivables	(49)	(234)	(1,773)
Inventories	(43,840)	(57,643)	17,180
Other assets	19,960	(30,625)	990
Cattle purchases payable	3,639	4,425	(3,963)
Accounts payable	9,462	463	(615)
Due to affiliates	(254)	(312)	40
Accrued compensation and benefits	650	25,921	8,273
Accrued insurance	2,223	(1,296)	3,426
Other accrued expenses and liabilities	(8,290)	12,666	3,792
Net cash provided by operating activities	266,508	236,361	259,280
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(68,345)	(49,536)	(40,791)
Termination fee	-	-	14,572
Acquisition of businesses	-	-	(11,007)
Proceeds from sale of property, plant, and equipment	5,118	1,399	1,406
Net cash used in investing activities	(63,227)	(48,137)	(35,820)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(27,000)	(7,168)	22,801
Borrowings under term note payable	175,000	275,000	-
Repayments of other indebtedness/capital leases	(1,310)	(6,430)	(8,547)
Purchase and cancellation of Senior Notes	-	(66,855)	(62,542)
Payments of patronage notices	(6,552)	-	(1,960)
Payments of notes payable and fees	(33,780)	(252,933)	(26,742)
Cash paid for financing costs	(1,261)	(5,194)	(1,343)
Change in overdraft balances	(2,051)	19,817	(13,012)
Member capital redeemed	-	(8,000)	(125,484)
Minority owner capital contribution	-	-	19,643
Distributions to non-controlling interests in National Beef Packing Company, LLC	(88,684)	(46,025)	(31,945)
Partnership distributions and redemptions	(174,560)	(73,874)	(52,851)
Net cash used in financing activities	(160,198)	(171,662)	(281,982)
Effect of exchange rate changes on cash	45	24	(24)
Net increase (decrease) in cash	43,128	16,586	(58,546)
Cash and cash equivalents at beginning of period	35,439	18,853	77,399
Cash and cash equivalents at end of period	$78,567	$35,439	$18,853
Supplemental cash disclosures:
Cash paid during the period for interest	$11,120	$13,934	$23,250
Cash paid during the period for taxes, net of $0, $0, and $925 refunds,
respectively	$800	$814	$(76)
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$187	$139	$70
Issuance of equity for the exercise of CEO's options	$-	$-	$1,040

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

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc. (National Carriers), NBP’s wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to NBP and third parties and National Elite Transportation, LLC (National Elite), a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.  National Beef Leathers, LLC (NBL), a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP.

In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflect current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 20% of NBP’s total cattle processed in fiscal year 2011, are processed in NBP’s three processing facilities.

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

Capital Structure of NBP

 Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP’s tax year quarters in cash to the extent permitted by the NBP’s senior lenders and the indenture governing the senior notes.  The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class A1 Interests. Class A1 interests are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if NBP’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests will be deemed to be converted to Class B interests at a ratio defined in NBP’s Limited Liability Company Agreement, but will remain A1 interests after such determination.

Class B Interests. Class B interests are entitled to receive all assets available for distribution upon liquidation after payment of the Class A and Class A1 face amounts together with all unpaid Class A and Class A1 priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A and Class A1 priority distributions.  In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments which consist of 48% of NBP’s remaining estimated taxable net income after the Class A and Class A1 priority distributions are made. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

Non-controlling interests in National Beef Packing Company, LLC on USPB’s balance sheet represents Class A, A1 and B interests held by NBPCo Holding and Class A and Class B interests held by affiliates of Timothy M. Klein (see Note 13).

(2)       Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective August 30, 2009, the Company adopted ASC 810 – Consolidations, which includes ASC 810-10-65 Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  ASC 810-10-65 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary. ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August.  Fiscal years 2011, 2010 and 2009 were 52 week fiscal years.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of August 27, 2011 and August 28, 2010, the Company had cash and cash equivalents of $78.6 million and $35.4 million, respectively, as presented in the consolidated statements balance sheet and consolidated statements of cash flows.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009 (thousands of dollars).

	Beginning			Ending
Period Ending	Balance	Provision	Charge Off	Balance

August 27, 2011	$(2,891)	$(7,584)	$7,107	$(3,368)
August 28, 2010	$(1,511)	$(9,211)	$7,831	$(2,891)
August 29, 2009	$(1,665)	$(6,201)	$6,355	$(1,511)

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Inventories at August 27, 2011 and August 28, 2010 consisted of the following (thousands of dollars):

	August 27,	August 28,
	2011	2010
Product inventories:
Dressed and boxed meat products	$173,853	$154,927
Beef by-products	57,009	46,891
Supplies and other	45,921	31,125
Total Inventory	$276,783	$232,943

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Property, plant, and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Furniture and fixtures	3 to 5 years
Trailers and automotive equipment	2 to 4 years

 Upon disposition of these assets, any resulting gain or loss is included in other, net. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets.  Interest capitalized was $0.8 million, $0.3 million, and $0.3 million for the fiscal years 2011, 2010, and 2009, respectively.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of August 27, 2011 and August 28, 2010 follows (thousands of dollars):

	August 27,	August 28,
	2011	2010
Land and improvements	$35,268	$27,310
Building and improvements	140,036	128,326
Machinery and equipment	378,254	334,270
Furniture and fixtures	11,801	10,115
Trailers and automotive equipment	3,688	5,008
Construction in process	39,214	41,727
Total property, plant, and equipment, at cost	608,261	546,756
Accumulated depreciation	(271,877)	(222,677)
Property, plant, and equipment, net	$336,384	$324,079

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Debt Issuance Costs

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

On June 10, 2011, NBP’s Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (3) extend the maturity date of the Credit Facility to June 4, 2016.  The related financing charges of approximately $0.8 million will be amortized over the life of the loan.

Amortization of $1.4 million, $1.5 million, and $0.9 million was charged to interest expense during the fiscal years 2011, 2010 and 2009, respectively, related to these costs.  NBP had unamortized costs of $5.2 million and $5.3 million included in other assets on the consolidated balance sheets for the fiscal years 2011 and 2010, respectively.

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

In accordance with ASC 350, goodwill was tested for impairment and, as of August 27, 2011, management determined there was no impairment.

The amounts of goodwill are as follows (thousands of dollars):

	August 27,	August 28,
	2011	2010
Beginning balance	$86,251	$86,251
Adjustment of goodwill related to acquisitions	-	-
Ending balance	$86,251	$86,251

The amounts of other intangibles assets are as follows (thousands of dollars):

		August 27, 2011		August 28, 2010
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	16.4 years	$51,980	$18,230	$51,964	$16,128
Intangible assets not subject to amortization:
Trademarks	indefinite	22,770	-	22,770	-

Total intangible assets		$74,750	$18,230	$74,734	$16,128

Customer relationships, including contractual and non-contractual relationships, are being amortized using the straight-line method over their useful lives which range from 5 to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with ASC 350, these trademarks were tested for impairment and, as of August 27, 2011, management determined there was no impairment.

For the fiscal years 2011, 2010, and 2009, the Company recognized $2.1 million, $4.0 million, and $2.8 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in our consolidated balance sheet as of August 27, 2011, for each of the next five years and thereafter (thousands of dollars):

2012	$2,103
2013	2,109
2014	2,056
2015	2,012
2016	2,009
Thereafter	23,461

(1) FYE 2013 consists of 53 weeks.

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

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances of $76.8 million and $79.1 million were included in trade accounts and cattle purchases payables at August 27, 2011 and August 28, 2010, respectively.

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

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan, Seoul, South Korea and Guangzhou, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not provided at the Company level because the results of operations are included in the taxable income of the individual members.

The provision for income taxes for NBP is computed on a separate legal entity basis.  Accordingly, NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of USPB, as the results of operations are included in the taxable income of the individual members.  However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2010, 2009, and 2008.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of other debt approximates its fair value at August 27, 2011 and August 28, 2010, as substantially all such debt has a variable interest rate.

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

 Advertising and Promotion Expenses

 Advertising and promotion expenses are charged to operations in the period incurred and were $6.4 million, $5.3 million, and $4.6 million in fiscal years 2011, 2010, and 2009, respectively.

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

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until eighteen months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement.  The CEO exercised his right to purchase 20,000 Class B units at an exercise price of $0 per unit in fiscal year 2009 and, as a result, there was no dilution for the Class B units in fiscal years 2011, 2010 and 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Per Unit Calculation
(thousands of dollars, except unit and per unit data)	2011	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$16,759	$22,604	$32,995
Class B	$150,835	$138,347	$66,989

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	737,052

Per unit amount
Class A	$22.79	$30.74	$44.87
Class B	$199.68	$183.15	$90.89

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$16,759	$22,604	$32,995
Class B	$150,835	$138,347	$66,989

Weighted average outstanding Class A units	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,215	11,949	8,654
Units (denominator)	747,600	747,334	744,039

Weighted average outstanding Class B units	755,385	755,385	737,052
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	755,385	755,385	737,052

Per unit amount
Class A	$22.42	$30.25	$44.35
Class B	$199.68	$183.15	$90.89

(3)       New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB), issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04.  ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal year 2012.  The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal year 2013.  The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require a change in the presentation of the Company's comprehensive income from the statement of capital shares and equities, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively.   The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary.  The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2013, with early adoption permitted under certain circumstances.  The Company is currently evaluating options related to early adoption.

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

In order to partially finance such redemptions, NBP created a new series of Class A units (Class A1 Units), a portion of which were issued to USPB for approximately $55.8 million.  Class A1 Units are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units, but will remain Class A1 Units after such determination.  As a result, USPB’s ownership of NBP’s Class B ownership for liquidation or redemption purposes increased by 13.8385% to 69.3527%.

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

Had the acquisition of the membership interests occurred at the beginning of fiscal year 2009, pro forma net income attributable to USPB for fiscal year 2009, would have been $107.0 million.  Basic earnings per Class A unit for fiscal year 2009 would have been $48.03.  Basic earnings per Class B unit for fiscal year 2009 would have been $97.29.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (5)      Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis.  As of August 27, 2011 and August 28, 2010, debt consisted of the following (thousands of dollars):

	August 27,	August 28,
	2011	2010
Short-term debt:
Current portion of long-term debt (a,b)	$37,000	$21,030
Current portion of capital lease obligations and other (e)	1,486	1,382
	$38,486	$22,412
Long-term debt:
Term loan facility (b)	305,250	180,000
Industrial development revenue bonds (c)	12,245	12,245
10 1/2% Senior notes (d)	-	-
Revolving credit facility (a,b)	-	27,000
Long-term capital lease obligations and other (e)	4,431	5,845
	$321,926	$225,090
Total debt	$360,412	$247,502

            (a)   Master Loan Agreement

On July 28, 2011, USPB and CoBank entered into a Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, and Pledge Agreement.  These agreements replace the Amended and Restated Credit Agreement and Security Agreement dated June 22, 2009.

The Master Loan Agreement and the Revolving Term Loan Supplement provide for a $15 million revolving credit commitment.  That commitment carries a term of three years, maturing on June 30, 2014.  The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and Distributions from, NBP.

All of the $15 million revolving credit commitment was available at the end of fiscal year 2011.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

The Company was in compliance with all of the Master Loan Agreement debt covenants as of August 27, 2011.

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

On June 10, 2011, NBP’s Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio; and (3) extend the maturity date of the Credit Facility to June 4, 2016.  The related financing charges of approximately $0.8 million will be amortized over the life of the loan.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA as depicted in the table below:

		Base Rate
		Advance Line
		of Credit and
Borrowing Base		Swing Line	LIBOR Rate
Availability	Funded Debt to EBITDA	Loans and	Line of Credit
Level	Ratio	Term Loans	Loan	LC Fees	Non-Use Fee

Level 1	Less than 1:50:1:00	0.75%	1.75%	1.75%	0.250%

Level 2	Greater than 1:50:1:00 and less than 2:50:1:00	1.00%	2.00%	2.00%	0.375%

Level 3	Greater than or equal to 2:50:1:00	1.50%	2.50%	2.50%	0.500%

As of August 27, 2011, the interest rate for the term loan was equal to 1.96%.  As of August 28, 2010, the interest rate for the term and revolving loans were equal to 2.79% and 3.66%, respectively.

The borrowings under the revolving loan are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  The Credit Facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

Effective as of the June 10, 2011 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of approximately $9.3 million.  All outstanding loan amounts are due and payable on June 4, 2016.  Prepayment of the loans is allowed at any time.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)   Industrial Development Revenue Bonds

Effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased NBP’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the Dodge City facility and leased the facility to NBP for an identical term under a capital lease.  NBP purchased the City’s bonds with the proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively.  Because each series of bonds is backed by a letter of credit under the Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 27, 2011, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October1, 2009.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.3% in fiscal year 2011 and 0.5% in fiscal year 2010.  NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2011 and 2010 was 0.3% and 0.4%, respectively.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

On December 17, 2010, National Beef Leathers, LLC (NBL) a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase equipment within the NBL facility and subsequently leased the equipment back to NBP for an identical term under a capital lease.  NBP purchased the City’s bonds with proceeds of the term loan under the Credit Facility.  Because the city of St. Joseph has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(d)   10 ½% Senior Notes

During the year ended August 28, 2010, NBP purchased and cancelled the remaining approximately $66.9 million of its senior notes.  No material gains or losses were incurred as a result of the purchase and cancellation of these senior notes.

            (e)   Capital and Operating Leases

NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at August 27, 2011, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows (thousands of dollars):

			Non-Cancelable
		Capital	Operating
		Lease	Lease
		Obligations	Obligations
For the fiscal years ended August:
2012		$1,775	$12,866
2013		1,745	9,647
2014		3,024	8,633
2015		-	5,283
2016		-	2,008
Thereafter		-	2,717
	Net minimum lease payments	$6,544	$41,154
Less amount representing interest		(707)
	Present value of net minimum lease payments	$5,837

Rent expense associated with operating leases was $14.1 million, $14.1 million, and $14.5 million for fiscal years 2011, 2010 and 2009, respectively.  NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 27, 2011, are as follows (thousands of dollars):

Minimum
Principal
Maturities
Fiscal Year ending August:
2012	$38,486
2013 (1)	38,543
2014	39,888
2015	40,430
2016	194,250
Thereafter	8,815
$360,412
(1) Fiscal year 2013 consists of 53 weeks

Other Commitments

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million, $1.7 million, and $1.4 million was paid in each of the fiscal years 2011, 2010 and 2009, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2012 through 2016, with the remaining balance of $6.5 million to be paid in subsequent years.

NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.   NBP’s cattle commitments as of August 27, 2011 were $73.4 million.

(6)       Employee Compensation and Benefits

The cooperative established a phantom stock option plan for the CEO which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 12, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  In August 2009, the CEO exercised 20,000 Class B units at an exercise price of $0 per unit.  The Company recognizes compensation expense for the CEO’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price.  For the CEO’s phantom plan, an increase in compensation expense of $1.0 million was recognized in fiscal year 2011, a decrease in compensation expense of $0.4 million was recognized in fiscal year 2010, and an increase of $1.5 million was recognized in fiscal year 2009.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB, other than the CEO.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively.  The phantom units will vest over a 5 year period. For the management phantom plan, an increase in compensation expense of $0.8 million was recognized in fiscal year 2011.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan.  The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $1.1 million, $0.9 million, and $0.7 million for fiscal years 2011, 2010, and 2009, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.9 million, $0.8 million and $0.7 million for fiscal years 2011, 2010 and 2009, respectively.

Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $0.0 million, and $0.2 million, for fiscal years 2011, 2010 and 2009, respectively, and are included in other, net.

The health care trend rate used to value the accumulated benefit obligation at August 27, 2011 is a rate of 8.0% per year, declining by 0.5% per year to an ultimate rate of 5.0% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 5%.  The unfunded accumulated benefit obligation was $1.4 million and $1.4 million at August 27, 2011 and August 28, 2010, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

 (7)      Other Income

Other non-operating income, net was $0.3 million, for the fiscal year ended 2011 while other non-operating expense, net was $7.3 million, and $6.4 million in the fiscal years ended 2010 and 2009, respectively.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 6. Employee Compensation and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, which was partially offset by $0.8 million in expenses related to an abandoned IPO effort.  Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.  Other non-operating expense, net for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  In addition, approximately $0.7 million of obsolete parts were written off at NBP’s case ready facilities during fiscal year 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (8)      Income Taxes

Income tax expense includes the following current and deferred provisions (thousands of dollars):

	52 weeks ended	52 weeks ended	52 weeks ended
	August 27,	August 28,	August 29,
	2011	2010	2009
Current provision:
Federal	$1,689	$61	$144
State	1,422	958	733
Foreign	54	80	77
Total current tax expense	3,165	1,099	954

Deferred provision:
Federal	(500)	(144)	32
State	(75)	(16)	(21)
Foreign	-	-	-
Total deferred tax expense	(575)	(160)	11
Total income tax expense	$2,590	$939	$965

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to net income attributable to USPB before income taxes) as follows (thousands of dollars):

	52 weeks ended	52 weeks ended	52 weeks ended
	August 27,	August 28,	August 29,
	2011	2010	2009
Computed “expected” income tax expense	$59,564	$56,661	$35,332
Passthrough “expected” income tax expense	(58,339)	(56,656)	(35,066)
State taxes, net of federal	1,264	928	686
Other	101	6	13
Total income tax expense	$2,590	$939	$965

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2011 and August 28, 2010 are presented below (thousands of dollars):

	August 27,	August 28,
Deferred tax assets:	2011	2010
Accounts receivable, due to allowance for doubtful accounts	$247	$189
Intangible assets	336	370
Self-insurance and workers compensation accruals	1,171	1,044
Employee benefit accruals	44	27
Plant and equipment, principally due to differences in depreciation	40
Total gross deferred tax assets	1,838	1,630
Deferred tax liabilities:
Prepaid assets	5	43
Property, plant, and equipment, principally due to differences in depreciation	444	718
Total gross deferred tax liabilities	449	761
Net deferred tax assets	$1,389	$869

Net deferred tax assets and liabilities at August 27, 2011 and August 28, 2010 are included in the consolidated balance sheet as follows (thousands of dollars):

	August 27,	August 28,
	2011	2010
Other current assets	$1,838	$1,630
Other liabilities	449	761
	$1,389	$869

Deferred tax assets and liabilities relate primarily to the operations of National Carriers, Inc.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There was no valuation allowance provided for at August 27, 2011 and August 28, 2010.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During the fiscal years 2011, 2010 and 2009, USPB’s unitholders and associates provided approximately 20%, 20% and 20%, respectively, of NBP’s cattle requirements.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At August 27, 2011 and August 28, 2010, the Company had payables to unitholders in the amount of $0.0 million and $0.0 million, respectively.  At August 27, 2011 and August 28, 2010, the Company had receivables from unitholders and associates in the amount of $0.1 million and $0.1 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During fiscal years 2011, 2010, and 2009, NBP had sales and purchases with the following related parties (thousands of dollars):

	52 weeks ended	52 weeks ended	53 weeks ended
	August 27, 2011	August 28, 2010	August 29, 2009
Sales to:
Beef Products, Inc. (1)	$170,227	$120,362	$96,896
Total Sales to Affiliate	$170,227	$120,362	$96,896

Purchases from:
Beef Products, Inc. (1)	$47,508	$40,649	$28,930
Total Purchases from Affiliate	$47,508	$40,649	$28,930

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 27, 2011 and August 28, 2010, the amounts due from Beef Products, Inc. (BPI) for sale of beef trimmings were approximately $5.8 million and $5.0 million, respectively.  At August 27, 2011 and August 28, 2010, the amounts due to BPI for the purchase of processed lean beef were approximately $0.5 million and $0.7 million, respectively.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2011, 2010 and 2009, NBP paid approximately $2.0 million, $1.9 million, and $1.7 million, respectively, to BPI in technology and support fees.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of August 27, 2011 and August 28, 2010, and the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 27, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$4,022	$-	$4,022	$-

Other accrued expenses and
liabilities - derivatives	$5,860	$5,860	$-	$-

Non-controlling interests in NBP	$351,071	$-	$75,922	$275,149

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 28, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$15,563	$61	$15,502	$-

Other accrued expenses and
liabilities - derivatives	$14,672	$14,672	$-	$-

Non-controlling interests in NBP	$291,746	$-	$61,854	$229,892

Management has used certain agreed-upon contractual redemption prices in measuring the fair value of the Klein Affiliates non-controlling interest, which is included in Level 2 as of August 27, 2011 and August 28, 2010.  NBPCo Holdings non-controlling interest is based upon unobservable inputs and was included in Level 3 as of August 27, 2011 and August 28, 2010.

The following table presents a reconciliation of non-controlling interest measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended August 27, 2011 (thousands of dollars).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Fiscal Year Ending
August 27, 2011

Balance at August 28, 2010	$229,892
Allocation of net income	64,287
Class A priority distribution	(2,945)
Class B distributions	(31,682)
Equity distributions	(37,156)
Appraisal valuation adjustment	52,753
Balance at August 27, 2011	$275,149

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 27, 2011 and August 28, 2010.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $14.5 million and $19.9 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheet as of August 27, 2011 and August 28, 2010, respectively.

The following table presents the fair values and other information regarding derivative instruments not designated as hedging instruments as of August 27, 2011 and August 28, 2010 (thousands of dollars):

August 27, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$4,022	liabilities	$5,860
Total		$4,022		$5,860
August 28, 2010	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$15,563	liabilities	$14,672
Total		$15,563		$14,672

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009 (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on
Instruments	Derivatives	Amount of Gain (Loss) Recognized in Income On Derivatives
			Fiscal year ended
		August 27, 2011	August 28, 2010	August 29, 2009

Commodity contracts	Net sales	$6,975	$14,860	$(37,386)
Commodity contracts	Cost of sales	(33,829)	(2,397)	22,224
Total		$(26,854)	$12,463	$(15,162)

 (12)    Capital Shares and Equities

LLC Structure

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC (Conversion).  Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the Conversion, there were 691,845 Class A units and 691,845 Class B units.  For a period of time determined by the board of directors, each Class A unit was linked to its corresponding Class B unit and each pair of linked units was required, if transferred, to be transferred together.  On March 27, 2010, the board of directors amended USPB’s LLC Agreement to enable the Class A and Class B units to be transferred separately.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount as Patronage Notices.

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

Class A Units.  When the Conversion occurred, holders of USPB Class A units were entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s unitholders.  On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders to 10%.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Generally accepted accounting principles require the Company to determine the fair value of the non-controlling interest in NBP at the end of each reporting period.  The carrying value of non-controlling interest in NBP reflects fair value.  In determining the fair value of the non-controlling interest in NBP held by NBPCo Holdings as of August 27, 2011 and August 28, 2010, management has considered previous redemption prices, valuations of peer companies and other factors.  The non-controlling interest in NBP held by the Klein Affiliates as of August 27, 2011 and August 28, 2010 was valued based upon a contractually stipulated valuation formula.

At August 27, 2011, the value of the non-controlling interest in NBP was determined to be $351.1 million, which was equal to its carrying value.  The total value of the non-controlling interest in NBP at August 27, 2011, increased by approximately $53.8 million compared to the value at August 28, 2010.  The carrying value of the non-controlling interest in NBP increased approximately $68.7 million through valuation changes during the fiscal year ending August 27, 2011, resulting in the $351.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 27, 2011.  Offsetting the change in the value of the non-controlling interest in NBP is a corresponding change in the members’ capital.

(14)     Legal Proceedings

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

Customer Concentration

In the fiscal years 2011, 2010 and 2009 one customer with its consolidated subsidiaries represented 8.7%, 9.5% and 9.6% , respectively, of total sales, with no other customer representing more than 3.3%, 3.0% and 4.0%, respectively, of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years 2011, 2010 and 2009 of approximately $865.2 million, $636.9 million and $608.2 million, respectively.  No single country outside the United States of America accounted for more than 3.6% of total sales. The amount of assets maintained outside the United States of America is not material.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)     Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2011 and 2010 is set forth below (dollars in thousands, except per unit data):

			Net
			Income
		Operating	Attributable	Basic Earnings / (Loss) Per		Diluted Earnings / (Loss) Per
	Net Sales	Income	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2011 quarterly results:
November 27, 2010	$1,587,320	$54,398	$35,449	$4.82	$42.24	$4.75	$42.24
February 26, 2011	1,652,606	60,615	38,051	$5.17	$45.34	$5.09	$45.34
May 28, 2011	1,772,903	62,469	39,931	$5.43	$47.58	$5.34	$47.58
August 27, 2011	1,836,638	83,434	54,163	$7.37	$64.53	$7.24	$64.53
	$6,849,467	$260,916	$167,594

2010 quarterly results:
November 28, 2009	$1,342,610	$43,350	$25,465	$9.06	$24.89	$8.92	$24.89
February 27, 2010	1,340,926	54,245	31,233	$4.25	$37.21	$4.18	$37.21
May 29, 2010	1,537,879	80,390	51,992	$7.07	$61.95	$6.96	$61.95
August 28, 2010	1,586,514	83,438	52,261	$7.11	$62.27	$6.99	$62.27
	$5,807,929	$261,423	$160,951