Form 10-Q
period 2011-11-26
U. S. Premium Beef, LLC
filed 2012-01-10
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011
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

The registrant’s units are not traded on an exchange or in any public market.  As of December 31, 2011, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit data)
	November 26,	August 27,
Assets	2011	2011

Current assets:
Cash and cash equivalents	$57,437	$78,567
Accounts receivable, less allowance for returns and doubtful accounts
of $3,200 and $3,368, respectively	179,109	200,254
Due from affiliates	5,764	5,868
Other receivables	9,986	7,448
Inventories	302,329	276,783
Other current assets	31,140	25,975
Total current assets	585,765	594,895
Property, plant, and equipment, at cost	619,042	608,261
Less accumulated depreciation	282,016	271,877
Net property, plant, and equipment	337,026	336,384
Goodwill	86,251	86,251
Other intangible assets, net of accumulated amortization
of $18,757 and $ 18,230, respectively	55,995	56,520
Other assets	8,342	8,119
Total assets	$1,073,379	$1,082,169

Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$38,505	$38,486
Cattle purchases payable	98,757	73,407
Accounts payable - trade	85,866	81,245
Due to affiliates	684	486
Accrued compensation and benefits	33,218	83,124
Accrued insurance	20,092	17,271
Other accrued expenses and liabilities	18,805	19,946
Distributions payable	629	8,199
Total current liabilities	296,556	322,164
Long-term liabilities:
Long-term debt, excluding current installments	340,617	321,926
Other liabilities	1,871	1,954
Total long-term liabilities	342,488	323,880
Total liabilities	639,044	646,044
Non-controlling interest in NBP	314,329	351,071
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	74,681	39,768
Patronage notices	42,122	42,130
Accumulated other comprehensive income	40	68
Total capital shares and equities attributable to USPB	116,843	81,966
Non-controlling interest in Kansas City Steak Company, LLC	3,163	3,088
Total Capital Shares and Equities	120,006	85,054
Total liabilities, noncontrolling interest in NBP and capital shares and equities	$1,073,379	$1,082,169

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended
	November 26, 2011	November 27, 2010

Net sales	$1,775,715	$1,587,320

Costs and expenses:
Cost of sales	1,733,255	1,505,439
Selling, general, and administrative expenses	15,342	14,421
Depreciation and amortization	11,138	13,062
Total costs and expenses	1,759,735	1,532,922

Operating income	15,980	54,398

Other income (expense):
Interest income	8	12
Interest expense	(2,300)	(2,609)
Other, net	955	592
Income before taxes	14,643	52,393

Income tax expense	(566)	(334)
Net income	14,077	52,059
Less: Net income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(75)	(62)
National Beef Packing Company, LLC	(5,074)	(16,548)
Net income attributable to U.S. Premium Beef, LLC	$8,928	$35,449

Earnings per unit:
Basic
Class A units	$1.21	$4.82
Class B units	$10.64	$42.24
Diluted
Class A units	$1.19	$4.75
Class B units	$10.64	$42.24

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	748,139	746,063
Class B units	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
	13 weeks ended	13 weeks ended
	November 26, 2011	November 27, 2010

Cash flows from operating activities:
Net income	$14,077	$52,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,138	13,062
Gain on disposal of property, plant, and equipment	(747)	(365)
Amortizaton of debt issuance costs	318	345
Changes in assets and liabilities:
Accounts receivable	21,145	4,767
Due from affiliates	106	177
Other receivables	(2,538)	(461)
Inventories	(25,546)	(7,868)
Other assets	(5,714)	(22,177)
Cattle purchases payable	16,625	15,986
Accounts payable	2,693	(608)
Due to affiliates	196	202
Accrued compensation and benefits	(49,906)	(48,431)
Accrued insurance	2,821	2,793
Other accrued expenses and liabilities	(1,224)	7,993
Net cash (used in) provided by operating activities	(16,556)	17,474
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(12,415)	(13,407)
Proceeds from sale of property, plant, and equipment	1,913	776
Net cash used in investing activities	(10,502)	(12,631)
Cash flows from financing activities:
Net receipts under revolving credit lines	28,242	37,991
Payments of term notes payable	(9,250)	(5,258)
Repayments of other indebtedness / capital leases	(282)	(279)
Payments of patronage notices	(8)	-
Change in overdraft balances	10,653	(882)
Distributions to noncontrolling interests in National Beef Packing Company, LLC	(10,720)	(10,132)
Member distributions	(12,679)	(13,417)
Net cash provided by financing activities	5,956	8,023
Effect of exchange rate changes on cash	(28)	10
Net (decrease) increase in cash	(21,130)	12,876
Cash and cash equivalents at beginning of the period	78,567	35,439
Cash and cash equivalents at end of the period	$57,437	$48,315
Supplemental cash disclosures:
Cash paid during the period for interest	$2,163	$2,450
Cash paid during the period for taxes, net of refunds	$118	$14
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$-	$52

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended August 27, 2011.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal year 2013.  The adoption of ASU 2011-05 may require a change in the presentation of the Company's comprehensive income from the statement of capital shares and equities to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively.   The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

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

(3) Inventories

Inventories at November 26, 2011 and August 27, 2011 consisted of the following (thousands of dollars):

	November 26, 2011	August 27, 2011

Dressed and boxed meat products	$184,970	$173,853
Beef by-products	56,595	57,009
Supplies and other	60,764	45,921
	$302,329	$276,783

(4) Comprehensive Income Attributable to USPB

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (thousands of dollars):

	13 weeks ended	13 weeks ended
	November 26, 2011	November 27, 2010
Net income	$14,077	$52,059
Other comprehensive (loss) income:
Foreign currency translation adjustments	(28)	10
Comprehensive income	$14,049	$52,069
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	(75)	(62)
National Beef Packing Company, LLC	(5,074)	(16,548)
Comprehensive income attributable to USPB	$8,900	$35,459

(5) Non-controlling Interests In NBP

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, certain affiliates of NBP’s Chief Executive Officer, Timothy M. Klein (collectively referred to herein as “the Klein Affiliates”), and/or NBPCo Holdings, LLC (NBPCo Holdings) have the right to request that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed appraisal process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Generally accepted accounting principles require the Company to determine the fair value of the non-controlling interest in NBP at the end of each reporting period.  The carrying value of non-controlling interest in NBP reflects fair value.  In determining the fair value of the non-controlling interest in NBP held by NBPCo Holdings as of November 26, 2011 management considered the negotiated equity value for the transaction with Leucadia National Corporation (Leucadia) (see Note 10); in determining the fair value as of August 27, 2011, management considered previous redemption prices, valuations of peer companies and other factors.  The non-controlling interest in NBP held by the Klein Affiliates as of November 26, 2011 and August 27, 2011 was valued based upon a contractually stipulated valuation formula.

At November 26, 2011, the value of the non-controlling interest in NBP was determined to be $314.3 million, which was equal to its carrying value.  The total value of the non-controlling interest in NBP at November 26, 2011, decreased by approximately $36.7 million compared to the value at August 27, 2011.  The carrying value of the non-controlling interest in NBP decreased approximately $38.2 million through valuation changes during the fiscal quarter ending November 26, 2011, resulting in the $314.3 million carrying value, as reflected in the accompanying consolidated balance sheet as of November 26, 2011.  Offsetting the change in the value of the non-controlling interest in NBP is a corresponding change in the members’ capital.

(6) Contingencies

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of November 26, 2011 and August 27, 2011 and also the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	November 26, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$5,085	$-	$5,085	$-

Other accrued expenses and liabilities - derivatives	$4,662	$4,662	$-	$-

Non-controlling interests in NBP	$314,329	$-	$75,947	$238,382

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 27, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$4,022	$-	$4,022	$-

Other accrued expenses and liabilities - derivatives	$5,860	$5,860	$-	$-

Non-controlling interests in NBP	$351,071	$-	$75,922	$275,149

Management has used certain agreed-upon contractual redemption prices in measuring the fair value of the Klein Affiliates non-controlling interest, which is included in Level 2 as of November 26, 2011 and August 27, 2011.

Management considered the negotiated equity value for the transaction with Leucadia and other unobservable inputs in measuring the fair value of the NBPCo Holdings non-controlling interest in NBP, which is included in level 3 as of November 26, 2011.  As of August 27, 2011, NBPCo Holdings non-controlling interest was based upon unobservable inputs and was included in Level 3.

The following table represents a reconciliation of non-controlling interests in NBP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal quarter ended November 26, 2011 (thousands of dollars):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Non-controlling Interest
In NBP

Balance at August 27, 2011	$275,149
Allocation of year-to-date net income	4,216
Class A priority distribution	(736)
Class B distributions	(2,016)
Appraisal valuation adjustment	(38,231)
Balance at November 26, 2011	$238,382

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of November 26, 2011.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $12.3 million and $14.5 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheet as of November 26, 2011 and August 27, 2011, respectively.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of November 26, 2011 and August 27, 2011 (thousands of dollars):

November 26, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$5,085	liabilities	$4,662
Total		$5,085		$4,662
August 27, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$4,022	liabilities	$5,860
Total		$4,022		$5,860

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen week periods ended November 26, 2011 and November 27, 2010 (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on	Amount of Gain (Loss) Recognized in
Instruments	Derivatives	Income On Derivatives
		13 weeks ended	13 weeks ended
		November 26, 2011	November 27, 2010

Commodity contracts	Net sales	$3,390	$6,970
Commodity contracts	Cost of sales	(5,014)	(6,489)
Total		$(1,624)	$481

(9) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. On November 2, 2009, the Company’s members approved changing the allocation of income from 33% to the Class A’s and 67% to the Class B’s to 10% to the Class A’s and 90% to the Class B’s.  For the thirteen week periods ended November 26, 2011 and November 27, 2010, income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.  Class A units and Class B units shall be issued, redeemed, and transferred together on a one for one basis until the board of directors determines the extent and conditions under which Class A units and Class B units may be issued, redeemed, and transferred separately.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until eighteen months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of the CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement.

Income Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	November 26, 2011	November 27, 2010
	(unaudited)	(unaudited)
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$893	$3,545
Class B	$8,035	$31,904

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$1.21	$4.82
Class B	$10.64	$42.24

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$893	$3,545
Class B	$8,035	$31,904

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	12,754	10,678
Units (denominator)	748,139	746,063

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$1.19	$4.75
Class B	$10.64	$42.24

(10) Subsequent Events

On December 5, 2011, USPB and the other members of NBP entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia) (Purchase Agreement), pursuant to which Leucadia agreed to purchase from USPB and NBPCo Holdings a substantial portion of the issued and outstanding membership interests in NBP.

Following approval of the Purchase Agreement and the related transactions by the Company’s members on December 29, 2011, the transactions contemplated by the Purchase Agreement were completed on December 30, 2011.  Pursuant to the Purchase Agreement, Leucadia purchased 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million and 19.8775% of the National Interests from NBPCo Holdings for approximately $228.6 million.  As contemplated by the Purchase Agreement and pursuant to pre-existing put rights, NBP purchased from TKK Investments, LLC (TKK) and TMKCo, LLC (TMKCo) all National Interests owned by TKK and TMKCo for approximately $75.9 million.  Simultaneously, Leucadia sold to TMK Holdings, LLC 0.6522% of the National Interests for $7.5 million.  Following consummation of the various transactions contemplated by the Purchase Agreement, the parties now own the following percentage membership interests in NBP: Leucadia 78.9477%; the Company 15.0729%; NBPCo Holdings 5.3272%; and TMK Holdings, LLC 0.6522%.

When the transaction closed, the Company received consideration of approximately $646.8 million; of that amount approximately $609.8 million was immediately paid to USPB in cash.  The remaining amount of approximately $37.0 million was deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement.  If no indemnification claims arise during a period of two years after the closing of the Purchase Agreement, those remaining funds (or any portion remaining after payment of any indemnification claims) will be distributed to USPB.  USPB will distribute a portion of the cash consideration received at closing to each unitholder in the amount of approximately $70 (before applicable tax withholding, if any) for each USPB Class A unit and $617 for each USPB Class B unit held by such unitholder.  The total distribution to Class A and Class B unitholders will be approximately $517.7 million.  The Company also will repay all outstanding patronage notices, which total approximately $42.1 million.  In addition, the Company’s fiscal year has been changed to the last Saturday in December.

As part of the transactions with Leucadia, the Company entered into a Cattle Purchase and Sale Agreement with NBP, pursuant to which the Company will facilitate the delivery of cattle from the Company’s unitholders and associates to NBP.  NBP, in the aggregate, will purchase on an annual basis, a base amount of 735,385 head of cattle annually, subject to an adjustment of plus or minus ten percent (10%).  The Cattle Purchase and Sale Agreement will remain in effect for an initial term of five years.

In connection with completion of the transactions governed by the Purchase Agreement, the Company entered into a Pledge Agreement with NBP (Pledge Agreement).  The Pledge Agreement was entered into in order to secure the payment and performance of the Company’s obligations under the Cattle Purchase and Sale Agreement. Under the terms of the Pledge Agreement, the Company has granted NBP a perfected security interest in and to the Company’s Membership Interests in NBP (Collateral), subject only to the prior first priority security interest in the Collateral held by CoBank, ACB (CoBank), up to a maximum principal amount of $15.0 million plus fees and expenses, pursuant to Pledge Agreement dated July 26, 2011 by and between the Company and CoBank.

On December 2, 2011, NBP and its subsidiaries National Beef California, LP and National Carriers, Inc. entered into the Third Amendment to the Amended and Restated Credit Agreement and Limited Consent with CoBank, ACB and various other lenders (Third Amendment). The Third Amendment amends the Amended and Restated Credit Agreement dated as of June 4, 2010 (Credit Facility). The Third Amendment became effective contemporaneously with the closing of the Purchase Agreement. The primary purpose of the Third Amendment was to amend the Credit Facility to (i) consent to the Purchase Agreement, (ii) take into account the formation of National Beef Pennsylvania, LLC (National Beef PA) and the corresponding contribution by NBP of certain assets to National Beef PA, (iii) provide for the addition of National Beef PA as a borrower under the Credit Facility, and (iv) permit NBP’s fiscal year to change to a fifty-two or fifty-three week period ending on the last Saturday in December. The principal provisions of the Credit Facility are unchanged by the Third Amendment.

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

Recent Events

On December 5, 2011, USPB and the other members of NBP entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Purchase Agreement), pursuant to which Leucadia agreed to purchase from USPB and NBPCo Holdings a substantial portion of the issued and outstanding membership interests in NBP.

Following approval of the Purchase Agreement and the related transactions by the Company’s members on December 29, 2011, the transactions contemplated by the Purchase Agreement were completed on December 30, 2011.  Pursuant to the Purchase Agreement, Leucadia purchased 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million and 19.8775% of the National Interests from NBPCo Holdings for approximately $228.6 million.  As contemplated by the Purchase Agreement and pursuant to pre-existing put rights, NBP purchased from TKK Investments, LLC (TKK) and TMKCo, LLC (TMKCo) all National Interests owned by TKK and TMKCo for approximately $75.9 million.  Simultaneously, Leucadia sold to TMK Holdings, LLC 0.6522% of the National Interests for $7.5 million.  Following consummation of the various transactions contemplated by the Purchase Agreement, the parties now own the following percentage membership interests in NBP: Leucadia 78.9477%; the Company 15.0729%; NBPCo Holdings 5.3272%; and TMK Holdings, LLC 0.6522%.

When the transaction closed, the Company received consideration of approximately $646.8 million; of that amount approximately $609.8 million was immediately paid to USPB in cash.  The remaining amount of approximately $37.0 million was deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement.  If no indemnification claims arise during a period of two years after the closing of the Purchase Agreement, those remaining funds (or any portion remaining after payment of any indemnification claims) will be distributed to USPB.  USPB will distribute a portion of the cash consideration received at closing to each unitholder in the amount of approximately $70 (before applicable tax withholding, if any) for each USPB Class A unit and $617 for each USPB Class B unit held by such unitholder.  The total distribution to Class A and Class B unitholders will be approximately $517.7 million.  The Company also will repay all outstanding patronage notices, which total approximately $42.1 million.  In addition, the Company’s fiscal year has been changed to the last Saturday in December.

As part of the transactions with Leucadia, the Company entered into a Cattle Purchase and Sale Agreement with NBP, pursuant to which the Company will facilitate the delivery of cattle from the Company’s unitholders and associates to NBP.  NBP, in the aggregate, will purchase on an annual basis, a base amount of 735,385 head of cattle annually, subject to an adjustment of plus or minus ten percent (10%).  The Cattle Purchase and Sale Agreement will remain in effect for an initial term of five years.

In connection with completion of the transactions governed by the Purchase Agreement, the Company entered into a Pledge Agreement with NBP (Pledge Agreement).  The Pledge Agreement was entered into in order to secure the payment and performance of the Company’s obligations under the Cattle Purchase and Sale Agreement.  Under the terms of the Pledge Agreement, the Company has granted NBP a perfected security interest in and to the Company’s Membership Interests in NBP (Collateral), subject only to the prior first priority security interest in the Collateral held by CoBank, ACB (CoBank), up to a maximum principal amount of $15.0 million plus fees and expenses, pursuant to Pledge Agreement dated July 26, 2011 by and between the Company and CoBank.

The events described in this “Recent Events” section were disclosed by USPB in reports on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011 and December 30, 2011, respectively.

Overall Industry Outlook

Growing global demand and a positive net beef trade continues to provide strong underlying support for record cattle and beef prices. Cattle on feed continue to be higher than prior year led by drought related placements out of the Southern Plains and Southwest. The drought has kept herd liquidation active, although slowing during the winter months, and will be a key area of focus going into 2012 in this very important cow-calf region. As inventory levels remain restricted and global trade positive, we expect cattle and beef prices to remain at record levels through at least 2012.

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

Results of Operations

Thirteen weeks ended November 26, 2011 compared to thirteen weeks ended November 27, 2010

General.  Net income for the thirteen weeks ended November 26, 2011 was approximately $14.1 million compared to net income of approximately $52.1 million for the thirteen weeks ended November 27, 2010, a decrease of approximately $38.0 million, or 72.9%.

Total costs and expenses of approximately $1,759.7 million for the thirteen weeks ended November 26, 2011, were 99.1% of net sales compared to approximately $1,532.9 million for the thirteen weeks ended November 27, 2010, or 96.6% of net sales.  Continued stable demand for beef products and increases in cattle prices during the first quarter of fiscal year 2012 as compared to the same period of fiscal year 2011 resulted in an increase in the percentage of total costs to net sales during the period.

Net Sales.  Net sales were approximately $1,775.7 million for the thirteen weeks ended November 26, 2011 compared to approximately $1,587.3 million for the thirteen weeks ended November 27, 2010, an increase of approximately $188.4 million, or 11.9%.  The increase in net sales resulted primarily from a 16.3% increase in the net sales per head during the thirteen weeks ended November 26, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Cost of Sales.  Cost of sales was approximately $1,733.3 million for the thirteen weeks ended November 26, 2011 compared to approximately $1,505.4 million for the thirteen weeks ended November 27, 2010, an increase of approximately $227.9 million, or 15.1%.   The increase was primarily a result of an approximately 21.3% increase in average cattle prices during the period compared to the prior period, partially offset by an approximately 2.4% decrease in the total amount of cattle processed during the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $15.3 million for the thirteen weeks ended November 26, 2011 compared to approximately $14.4 million for the thirteen weeks ended November 27, 2010, an increase of approximately $0.9 million, or 6.3%.  This increase is primarily related to a $0.7 million increase in legal expenses and a $0.6 million increase in salaries expense.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $11.1 million for the thirteen weeks ended November 26, 2011 compared to approximately $13.1 million for the thirteen weeks ended November 27, 2010, a decrease of approximately $2.0 million, or 15.3%.  Depreciation expense decreased primarily due to approximately $102.1 million of machinery and equipment that was put into service in prior periods becoming fully depreciated during the period.

Operating Income.  Operating income was approximately $16.0 million for the thirteen weeks ended November 26, 2011 compared to operating income of approximately $54.4 million for the thirteen weeks ended November 27, 2010, a decrease of approximately $38.4 million, or 70.6%.  The decreased operating income primarily resulted from an approximately 21.3% increase in average cattle prices during the period.

Interest Expense.  Interest expense was $2.3 million for the thirteen weeks ended November 26, 2011 compared to $2.6 million for the thirteen weeks ended November 27, 2010, a decrease of $0.3 million, or 11.5%.

Income Tax Expense.  Income tax expense was $0.6 million and $0.3 million for the thirteen weeks ended November 26, 2011 and November 27, 2010, respectively.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  As a result of the factors described above, net income for the thirteen-week period ended November 26, 2011 was approximately $14.1 million compared to net income of approximately $52.1 million for the thirteen-week period ended November 27, 2010, a decrease of approximately $38.0 million, or 72.9%.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended November 26, 2011 was $5.1 million compared to $16.5 million in the same period a year ago, a decrease of $11.4 million. The noncontrolling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Net Income Attributable to USPB.  Net income attributable to USPB for the thirteen-week period ended November 26, 2011 was approximately $8.9 million compared to net income of approximately $35.4 million for the thirteen-week period ended November 27, 2010, a decrease of approximately $26.5 million, or 74.9%.

Liquidity and Capital Resources

As of November 26, 2011, we had net working capital of approximately $289.2 million, which included $0.6 million in distributions payable, and cash and cash equivalents of $57.4 million.  As of August 27, 2011, we had net working capital of approximately $272.7 million, which included cash and cash equivalents of $78.6 million, with $8.2 million in distributions payable.  NBP’s primary sources of liquidity are cash flow from operations and available borrowings under its amended and restated credit facility (Credit Facility).

As of November 26, 2011, we had $379.1 million of long-term debt, of which $38.5 million was classified as a current liability.  As of November 26, 2011, our Credit Facility consisted of a term loan, of which $333.0 million was outstanding, and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $28.2 million, outstanding letters of credit of $22.2 million and available borrowings of $199.6 million, based on the most restrictive financial covenant calculations.  We also had a $15.0 million revolving term loan with CoBank all of which was available.  Cash flows from operations and borrowings under NBP’s Credit Facility have funded its working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  USPB and NBP were in compliance with all of the financial covenants under the Credit Facilities as of November 26, 2011.

In addition to outstanding borrowings under NBP Credit Facility, NBP had outstanding borrowings under industrial revenue bonds of $12.2 million and capital lease and other obligations of $5.7 million as of November 26, 2011.

We believe that available borrowings under NBP’s Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.  NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 27, 2011.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended November 26, 2011 was approximately $16.6 million compared to net cash provided by operating activities of approximately $17.5 million in the thirteen weeks ended November 27, 2010.  The $34.1 million change was primarily due to an approximately $38.0 million decrease in net income during the period.  The remaining difference is the result of various working capital changes during the period.

Investing Activities

Net cash used in investing activities was approximately $10.5 million in the thirteen weeks ended November 26, 2011 compared to approximately $12.6 million in the thirteen weeks ended November 27, 2010.  This change in cash used was primarily attributable to an approximate $1.0 million decrease in expenditures for property, plant and equipment during the thirteen weeks ended November 26, 2011 as compared to the thirteen weeks ended November 27, 2010.

Financing Activities

Net cash provided by financing activities was approximately $6.0 million in the thirteen weeks ended November 26, 2011 compared to net cash provided by financing activities of approximately $8.0 million in the thirteen weeks ended November 27, 2010.  There were various financing activity changes during the period, including an additional $4.0 million paid on the term loan during the thirteen weeks ended November 26, 2011 compared to the prior year period.  In addition, net receipts under revolving credit lines decreased approximately $9.8 million during the thirteen weeks ended November 26, 2011, compared to the prior year.  These increases in cash provided by financing activities were partially offset by an $11.5 million change in overdraft balances during the thirteen weeks ended November 26, 2011 compared to the thirteen weeks ended November 27, 2010.

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

On December 2, 2011, NBP and its subsidiaries National Beef California, LP and National Carriers, Inc. entered into the Third Amendment to the Amended and Restated Credit Agreement and Limited Consent with CoBank, ACB and various other lenders (Third Amendment). The Third Amendment amends the Amended and Restated Credit Agreement dated as of June 4, 2010 (Credit Facility). The Third Amendment became effective contemporaneously with the closing of the Purchase Agreement. The primary purpose of the Third Amendment was to amend the Credit Facility to (i) consent to the Purchase Agreement, (ii) take into account the formation of National Beef Pennsylvania, LLC (National Beef PA) and the corresponding contribution by NBP of certain assets to National Beef PA, (iii) provide for the addition of National Beef PA as a borrower under the Credit Facility, and (iv) permit NBP’s fiscal year to change to a fifty-two or fifty-three week period ending on the last Saturday in December. The principal provisions of the Credit Facility are unchanged by the Third Amendment.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of November 26, 2011, the interest rates for the term loan and revolving loan were approximately 2.00% and 4.00%, respectively.

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

The Credit Facility contains customary affirmative covenants relating to NBP LLC and its subsidiaries, including, without limitation, conduct of business, maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements. The facility also contains customary negative covenants relating to NBP and its subsidiaries, including, without limitation, restrictions on: distributions, mergers, asset sales, investments and acquisitions, encumbrances, affiliate transactions, and ERISA matters. The ability of NBP and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of November 26, 2011 and August 27, 2011, the potential change in the fair value of the derivative instruments NBP holds that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $2.0 million and $11.6 million, respectively.

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

NBP has long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  NBP’s variable interest expense is sensitive to changes in the general level of interest rates.  As of November 26, 2011, the weighted average interest rate on NBP’s $373.5 million of variable rate debt was approximately 2.12%. As of August 27, 2011, the weighted average interest rate on NBP’s $254.5 million of variable interest debt was approximately 1.90%.

NBP had total interest expense of approximately $2.3 million during the thirteen week period ending November 26, 2011.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.8 million in the thirteen week period ending November 26, 2011.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although NBP operates in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 6. Contingencies to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors set forth in our Proxy Statement filed with the Securities and Exchange Commission on December 6, 2011, which was filed as Exhibit 20.1 to our report on Form 8-K, have not materially changed.  Please refer to the Company’s Proxy Statement with respect to the Leucadia transaction to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Members of the Company was held on December 29, 2011.  December 5, 2011 was fixed as the record date for determining those members of the Company entitled to vote at the Special Meeting and any adjournments or postponements of the meeting.  Two proposals were presented for member consideration.  The first was to consider and vote upon a proposal to adopt and approve the Purchase Agreement and the various transactions contemplated by the Purchase Agreement.  The second proposal was to grant the persons named as proxies discretionary authority to vote to adjourn the Special Meeting, if necessary, for the purpose of soliciting additional proxies to vote in favor of the approval and adoption of the Purchase Agreement and approval of the proposed transaction.

Under the Company’s Certificate of Formation, Limited Liability Company Agreement (as amended) and applicable Delaware law, the affirmative vote of members holding a majority of the voting power of each class of units was required to approve the Purchase Agreement and the contemplated transactions.  The Company’s members holding Class A units are each entitled to one vote per member, and the Company’s members holding Class B units are each entitled to one vote per Class B unit owned by such member.  For the Class A members, out of 451 votes, 428 members voted for the first proposal and 427 members voted for the second proposal.  For the Class B units, out of 754,230 votes, 748,061 units were voted for the first proposal and 747,861 units voted for the second proposal.  Therefore each proposal was adopted by the Company’s members.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits
10.1

Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.2	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 20111).

10.3	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC(incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.4

Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB(incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

20.1	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company's Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date: January 10, 2012