Form 10-Q/A
period 2011-11-26
U. S. Premium Beef, LLC
filed 2012-01-23
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2011 of U.S. Premium Beef, LLC (the “Company”) filed with the Securities and Exchange Commission on January 10, 2012 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

(A)	Exhibits

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

	31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

	32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*
	101.INS	XBRL Instance Document **

	101.SCH	XBRL Taxonomy Extension Schema Document **

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*  These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2011, filed with the Securities and Exchange Commission on January 10, 2012.

**  Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

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

Date: January 23, 2012

3