Form 10-KT
period 2011-12-31
U. S. Premium Beef, LLC
filed 2012-05-24
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

          (Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________________
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 28, 2011 to December 31, 2011

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

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No 

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of March 31, 2012, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company and “USPB” refers to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) prior to consolidation.  As used in this report, the terms “fiscal year” or “fiscal year ended” for the transition period and thereafter refers to our fiscal year which ends on the last Saturday in December.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia), NBP, NBPCo Holdings, TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo), and TMK Holdings, LLC (TMK Holdings) (the “Purchase Agreement”).  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (the “National Interests”) from the Company for $646,777,342 and 19.8775% of the National Interests from NBPCo for $228,591,527; (ii) pursuant to pre-existing put rights, National will purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75,946,955; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7,500,000 (the “Leucadia Transaction”).  Upon consummation of the Leucadia Transaction, the parties will own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.   The Leucadia Transaction closed on December 30, 2011.

Products and Production

USPB provides an integrated cattle production, processing and marketing system for the benefit of its unitholders and associates. As the basis of that system, USPB’s unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per delivery year basis) to deliver cattle to USPB, pursuant to the Uniform Cattle Delivery and Marketing Agreement (see Cattle Delivery Arrangements). USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

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

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement. In the LLC structure, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB.  The initial delivery agreement was for a term of 10 years, with the term of the cooperative’s agreements continuing following the Conversion. Subsequent renewals of the delivery agreement are for a term of 5 years with an evergreen renewal provision. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered more than 9.3 million head of cattle to NBP for processing since it commenced deliveries.

On August 6, 2003, USPB became the majority owner in NBP.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.  Patronage Refunds for Reinvestment in the cooperative were carried over at their face amount into the LLC as Patronage Notices.  Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest.  Immediately following the Conversion, there were 691,845 units of Class A interests and 691,845 units of Class B interests.  Initially, each Class A unit was linked to its corresponding Class B unit and each pair of linked units, if transferred, were required to be transferred together.  On March 27, 2010, the board of directors amended the USPB’s LLC Agreement to permit the Class A and Class B units to be transferred separately.

When the Conversion occurred, holders of USPB Class A units were entitled to a pro rata share of 33% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s members.  On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders to 10%.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

When the Conversion occurred, holders of USPB Class B units were entitled to a pro rata share of 67% of the profits and losses; to receive distributions of USPB’s net cash flow when declared by the board of directors; to participate in the distribution of USPB’s assets if it dissolves or liquidates after the payment of the Patronage Notices, and to vote on matters submitted to a vote of USPB’s members.  On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class B unitholders to 90%.  Holders of USPB Class B units have no cattle delivery commitment.

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

On April 14, 2009, NBP, then USPB’s majority owned subsidiary, redeemed all of the membership interests in NBP that were owned or controlled by its former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of its current President and Chief Executive Officer, Timothy M. Klein.  In order to partially finance such redemptions, USPB contributed cash of approximately $55.8 million in exchange for a higher ownership percentage in NBP.

On June 4, 2010, NBP redeemed 164,631 NBP Class B units held by affiliates of its President and Chief Executive Officer, Timothy M. Klein.  As a result of the redemption, our ownership percentage in NBP increased.

On December 5, 2011, USPB entered into the Purchase Agreement.  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (the “National Interests”) from the Company for $646,777,342 and 19.8775% of the National Interests from NBPCo for $228,591,527; (ii) pursuant to pre-existing put rights, National will purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75,946,955; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7,500,000 (the “Leucadia Transaction”).  Upon consummation of the Leucadia Transaction, the parties will own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which was to become effective upon closing.  The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.  This Transition Report on Form 10-KT reports our financial results for the 18 week period ended December 31, 2011, which we refer to as the “transition period” or “18 week period” throughout this report.  Following the transition period, the Company will file annual reports for each 52 week or 53 week period ending on the last Saturday in December, beginning with the 52 week period ending December 29, 2012.

Employees

USPB has nine employees. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

USPB’s employees are not unionized and USPB believes that its relationship with its employees is good.

Governmental Regulation and Environmental Matters

The Company does not operate any processing facilities itself and is therefore not subject to federal and state regulations relating to grading of animals, quality control, labeling, sanitary control and waste disposal. Operational activities are conducted through NBP and significant efforts with respect to governmental and environmental regulation are conducted by NBP. See Business of National Beef Packing Company, LLC - Government Regulation and Environmental Matters.

Sales, Marketing, and Customers

USPB’s sole customer is NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s unitholders and associates are described in Business of National Beef Packing Company, LLC – General.

Beef Industry, Markets, and Competition

As indicated above, USPB’s business activities are focused on facilitating the delivery of cattle produced by its unitholders and associates to NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in Business of National Beef Packing Company, LLC - Industry Overview.

Intellectual Property

USPB owns little intellectual property because USPB’s sales are transacted through NBP. However, USPB maintains a trademark on a U.S. Premium Beef logo that it uses periodically on certain, selected products.

Research and Development

USPB does not conduct any research and development activities.

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements and Payments to Unitholders and Associates for Cattle

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Under the cooperative structure, each share of common stock held by a shareholder entitled and obligated that shareholder to deliver one head of cattle per delivery year to the cooperative. Each shareholder was required to enter into a Uniform Delivery and Marketing Agreement with the cooperative whereby the shareholder was committed to supply a designated number of cattle on an annual basis to be delivered during the delivery periods set forth in the delivery agreement.  In the LLC structure, following the conversion from a cooperative, each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per year to USPB.  The initial delivery agreement was for a term of 10 years, with the term of the cooperative’s agreements continuing following the Conversion. At the termination of the initial delivery agreement, unitholders are required to enter into a Uniform Cattle Delivery and Marketing Agreement.  The new agreement is for a term of 5 years with an evergreen renewal provision.

Cattle delivered by USPB’s unitholders and associates are delivered to NBP for processing (with the effect that NBP is USPB’s sole customer). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

Pursuant to the Uniform Cattle Delivery and Marketing Agreement, payment for cattle is based on the individual carcass quality of cattle delivered. In addition to the payments described in this section, the cooperative paid patronage dividends from its taxable income, in accordance with its bylaws. Such patronage dividends were based on the cooperative’s taxable income and were distributed to the cooperative’s shareholders and associate members in proportion to the number of cattle delivered to the cooperative. As a result, the patronage dividends received by the cooperative’s shareholders and associate members reflected the benefits and profits, if any, obtained from value-added marketing of the beef and beef products created from the cattle delivered to the cooperative for processing. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of Class A and Class B units held and the respective rights of those units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the United States (U.S.), accounting for approximately 14% of the federally inspected steer and heifer slaughter during the transition period ended December 31, 2011, as reported by the United States Department of Agriculture (USDA).  During the 18 week period ended December 31, 2011, NBP generated approximately $2.5 billion in total net sales and had net income of approximately $18.7 million.

Led by an entrepreneurial management team, NBP began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, it has successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing its value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  NBP has invested approximately $496.7 million from September 1, 2000 through the end of December 31, 2011 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products.  In 1997, USPB entered into a strategic relationship with NBP.  In the 18 weeks ended December 31, 2011, USPB Class A unitholders and associates supplied NBP with approximately 17% of the cattle NBP processed pursuant to its contractual arrangement with USPB.  NBP believes its relationship with USPB provides it with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in NBP’s value-added and other programs.

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

NBP markets its products to retailers, food service providers, distributors, further processors, and the U.S. military.  During the 18 weeks ended December 31, 2011, NBP exported its products to more than 20 countries and has dedicated sales offices in Japan, South Korea, and China.  NBP’s export sales represented approximately 11% of its net sales for the 18 weeks ended December 31, 2011.  According to export data from PIERS, NBP is currently the largest exporter of chilled beef produced in the U.S. to Japan.  In addition, NBP is a majority owner of Kansas City Steak Company, LLC (Kansas City Steak), which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

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

Differentiated Cattle Supply.  USPB is contractually obligated to deliver approximately 735,000 head of cattle per year to NBP.  NBP believes the cattle it receives from USPB producers are of high quality, which is important for NBP’s value-added programs.  In the 18 weeks ended December 31, 2011, pursuant to the contractual arrangement with NBP, USPB producers provided NBP with approximately 17% of the total cattle NBP processed.  NBP believes this supply relationship with USPB provides it with significant competitive advantages, including: (i) the ability to consistently provide NBP’s customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

NBP’s two largest beef processing facilities, which represent approximately 86% of its slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 49% of the cattle on feed in the U.S. during 18 weeks ended December 31, 2011.  A significant portion of USPB’s unitholders and associates are located in this area.  NBP’s third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom NBP has cattle supply agreements.

The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. NBP has invested more than $496.7 million from September 1, 2000 through December 31, 2011 to expand its operations, modernize and increase the capacity of its facilities, and increase its ability to produce and sell higher margin, value-added products. NBP believes its beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, NBP expanded its daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently western U.S. and Asian export markets. NBP’s two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows NBP to serve key customers in high density population centers in the Eastern U.S.  NBP is in the process of an expansion project at its tannery in St. Joseph, Missouri, which is expected to be completed in 2012. This project, which was contemplated as part of the acquisition plan for the tannery assets in March 2009, is designed to increase the capacity and product capabilities of the tannery facility. NBP believes this facility will be one of the largest and most efficient wet blue processing plants in the world once this expansion is completed.

Customer and Channel Diversification. NBP has a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces its dependence on any one market or customer.  NBP sells its products to retailers, food service providers, distributors, further processors, the U.S. military and through other channels.  Across these channels, NBP served over 900 customers worldwide during the 18 weeks ended December 31, 2011, which represent most major retailers and food service providers in the U.S.  In the 18 weeks ended December 31, 2011, no one customer represented more than 4% of its total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 9% of its total net sales.  NBP’s top 10 customers represented approximately 31% of its total net sales in the 18 weeks ended December 31, 2011.

Export products provide NBP with geographic diversification and reduce its reliance on the U.S. market.   Of NBP’s export sales for the 18 weeks ended December 31, 2011, approximately 54% were meat and offal products.  The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Disciplined Financial Management. NBP’s indebtedness of $433.5 million as of December 31, 2011 represents approximately 1.6 times its earnings before interest, taxes, depreciation and amortization (EBITDA) for the fifty-three weeks ended December 31, 2011 (EBITDA is calculated in a substantially similar manner under NBP’s amended and restated credit facility (Credit Facility)).  This relatively low leverage provides NBP with significant operating and financial flexibility to respond to market conditions and to capitalize on business opportunities. A core aspect of NBP’s disciplined approach to financial management is its proprietary management information systems that enable it to make data driven, analytical decisions to operate efficiently, allocate capital prudently and manage risk.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. NBP is led by an experienced management team. Timothy M. Klein, its Chief Executive Officer, has more than 31 years of experience in the beef processing industry and is a founding member and owner of NBP. The rest of NBP’s executive management team has, on average, over 25 years of industry experience and over 13 years with NBP. NBP believes its entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Its entrepreneurial culture is evidenced by its record of growth, emphasis on individual employee accountability and company-wide focus on profitability. NBP has never experienced a work stoppage at any of its facilities.

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

NBP’s domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions. In general (unless otherwise agreed in writing by NBP’s livestock suppliers), this statute requires NBP to make full payment for livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock it purchases, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that NBP make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. Any delay or attempt to delay payment as required by the PSA will be deemed an unfair practice in violation of the statute. Under the PSA, NBP must hold in trust for the benefit of its unpaid livestock suppliers all livestock it purchases in cash sales (as well as all inventories of, or receivables for or proceeds from, meat, meat food products or livestock products derived from these cash sales) until the sellers have received full payment. As of December 31, 2011, NBP has secured a bond of $40.9 million to satisfy these requirements.

On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. Among other things, the proposed rule would eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices.  Elimination of this requirement could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, it could impair our ability to pay premiums for cattle that meet the quality standards for NBP’s value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

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

All of NBP’s plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. NBP has an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. NBP has an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant, and has a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant. This permit was reissued in March 2010, and NBP is making the capital improvements needed to meet new phosphorus limits that are in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in NBP’s wastewater at Moultrie are estimated at approximately $3.2 million, of which approximately $2.8 million was spent through December 31, 2011, with the remaining included in NBP’s fiscal year 2012 capital expenditure budget. NBP has upgraded its treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and is in the process of making improvements that will allow it to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls.

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

Employees

As of December 31, 2011, NBP had approximately 9,400 employees, of which approximately 43% are represented by collective bargaining agreements.  Approximately 2,800 employees at the Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on December 16, 2012. Approximately 1,100 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  Approximately 95 of NBP’s employees at the St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The employees at NBP’s Dodge City, Kansas facility have voted in favor of union representation in a two day National Labor Relations Board-supervised secret ballot election.  The tally of ballots, released November 5, 2011, was in favor of representation by the United Food and Commercial Workers International Union.  The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse.  The election was conducted on November 3, 2011 and November 4, 2011.

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

Intellectual Property

NBP holds a number of trademarks and domain names which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, Leading the Way in Quality Beef®, Royal Blue® Leather, Regal Blue Leather®, Radiant Blue Leather®, and W.E.L.L. Initiatives®.  NBP has also registered the National Beef® trade name and trademark in most of the foreign countries to which it sells its products. Currently, NBP has a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, NBP attempts to protect its unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

ITEM 1A.     RISK FACTORS

As described throughout this document, USPB’s business involves the operation of an integrated cattle processing and beef marketing enterprise in which USPB’s unitholders and associates supply cattle that are processed at the facilities owned and operated by NBP.  NBP markets and distributes the beef and beef products produced from both cattle supplied by USPB’s unitholders and associates and other cattle purchased by NBP from other sources.  The financial results of NBP’s operations therefore are the single largest influence on USPB’s financial performance.  Consequently, those factors and risks that impact the performance of NBP’s business have a direct and immediate influence on USPB’s performance.  However, there are also some risks that are unique to USPB.  This Risk Factors section is divided into two parts, with one subsection focusing on the risk factors that influence the performance of NBP and another subsection discussing certain risk factors that are directly applicable to USPB.

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

The supply and market price of the livestock that constitute NBP’s principal raw material and represent the substantial majority of its cost of goods sold are dependent upon a variety of factors over which NBP has little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  In addition, NBP purchases approximately 55% of the cattle it processes on the open market.  If NBP does not attract and maintain acceptable relationships with growers, the quantity, quality or pricing of its supply of cattle could be negatively affected.

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

In the 18 weeks ended December 31, 2011, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 10.9% of NBP’s total net sales and these sales on average had a higher margin than its sales generally.   A reduction in its international sales would likely adversely affect its margins.  In addition, NBP’s international activities expose it to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

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

As of December 31, 2011, NBP had $433.5 million of long-term debt, of which $29.3 million was classified as a current liability.  As of December 31, 2011, NBP’s Credit Facility consisted of a $375.0 million term loan, $323.8 million of which was outstanding, a $250.0 million revolving line of credit loan, $92.1 million of which was outstanding, outstanding letters of credit of $23.0 million and available borrowings of $130.8 million, based on the most restrictive financial covenant calculations.  In addition, as of December 31, 2011, NBP had outstanding industrial revenue bonds of $12.2 million and capital leases and other obligations of $5.4 million.

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

Sales to Wal-Mart Stores, Inc., (Wal-Mart), and its affiliate, Sam’s Club, represented approximately 9% of total net sales during the 18 weeks ended December 31, 2011.  NBP’s contractual agreement with Wal-Mart expired on January 31, 2004, and NBP has not entered into a new agreement.  If Wal-Mart and its affiliates do not continue to purchase from NBP, it could have a material adverse effect on NBP’s sales, financial position, results of operations and cash flows.

NBP is subject to extensive governmental regulation and its noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, NBP’s operations are subject to extensive regulation and oversight by the USDA (including GIPSA), the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of NBP’s products, including food safety standards. NBP’s domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions.  In general (unless otherwise agreed in writing by NBP’s livestock suppliers), this statute requires us to make full payment for NBP’s livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA.  Among other things, the proposed rule would eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices.  Elimination of this requirement could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, it could impair NBP’s ability to pay premiums for cattle that meet the quality standards for NBP’s value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on NBP’s operations or financial results.

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

The beef industry is characterized by prices that change based on seasonal consumption patterns. The highest period of demand for NBP’s products is usually the summer and spring months when weather patterns permit more outdoor activities and there is increased demand for higher value items that are grilled, such as steaks. In addition, because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall. As a result of these seasonal fluctuations, NBP’s revenue and profitability tend to be higher for the spring and summer months compared to the fall and winter months. However these seasonal patterns may vary substantially from year to year.

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

As of December 31, 2011, NBP had approximately 9,400 employees worldwide. Approximately 2,800 employees at its Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012. Approximately 1,100 employees at its Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013. Approximately 95 employees at NBP’s St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The employees at NBP’s Dodge City, Kansas facility have voted in favor of union representation in a two day National Labor Relations Board-supervised secret ballot election.  The tally of ballots, released November 5, 2011, was in favor of representation by the United Food and Commercial Workers International Union.  The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse.  The election was conducted on November 3, 2011 and November 4, 2011.

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

USPB documents and tests its internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. This process is both costly and challenging.  If USPB fails to achieve and maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for USPB to produce reliable financial reports and are important to helping prevent financial fraud.  If USPB cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and its business, results of operation and financial condition could be adversely affected.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

USPB’s corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri 64163, in proximity to the corporate offices of NBP.  The Company leases its office space from the Kansas City Aviation Department, with offices at 601 Brasilia Avenue, Kansas City , Missouri 64153.

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

Location	Daily Processing Capacity
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head

Location	Approximate Square Footage
Case Ready Facilities:
Hummels Wharf, Pennsylvania	80,000 square feet
Moultrie, Georgia	114,000 square feet
Tannery Facility:
St. Joseph, Missouri	221,000 square feet
Kansas City Steak Facility:
Kansas City, Kansas	63,000 square feet

ITEM 3.   LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14. Legal Proceedings included in Item 8 of this report. In addition, see Item 1, Business – Government Regulation and Environmental Matters for information regarding information requests, investigations and proceedings pertaining to environmental matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Members of the Company was held on December 29, 2011.  December 5, 2011 was fixed as the record date for determining those members of the Company entitled to vote at the Special Meeting and any adjournments or postponements of the meeting.  Two proposals were presented for member consideration.  The first was to consider and vote upon a proposal to adopt and approve the Membership Interest Purchase Agreement (Purchase Agreement) that was entered into on December 5, 2011 between NBP, its members and Leucadia National Corporation, and the various transactions contemplated by the Purchase Agreement.  The second proposal was to grant the persons named as proxies discretionary authority to vote to adjourn the Special Meeting, if necessary, for the purpose of soliciting additional proxies to vote in favor of the approval and adoption of the Purchase Agreement and approval of the proposed transaction.

Under the Company’s Certificate of Formation, Limited Liability Company Agreement (as amended) and applicable Delaware law, the affirmative vote of members holding a majority of the voting power of each class of units was required to approve the Purchase Agreement and the contemplated transactions.  The Company’s members holding Class A units are each entitled to one vote per member, and the Company’s members holding Class B units are each entitled to one vote per Class B unit owned by such member.  For the Class A members, out of 451 votes, 428 members voted for the first proposal and 427 members voted for the second proposal.  For the Class B units, out of 754,230 votes, 748,061 units were voted for the first proposal and 747,861 units voted for the second proposal.  Therefore, each proposal was adopted by the Company’s members.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of March 31, 2012, there were 471 record holders of Class A units and 472 record holders of Class B units.  During fiscal year 2011, Class A and Class B units started trading independently.  The per unit sales prices for the transition period and subsequent to the transition period and for fiscal year 2011 by quarter were as follows:

		Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Transition Period
3 months ended November 26, 2011	$220.00	$220.00	$503.00	$525.00	$-	$-	$503.00	$504.00
1 month ended December 31, 2011	$1.00	$220.00	$1.00	$470.00	$200.00	$200.00	$-	$-
Subsequent to December 31, 2011	$-	$-	$-	$-	$-	$-	$-	$-

Fiscal Year 2011
Quarter ending:
November 27, 2010	$20.00	$150.00	$40.00	$236.00	$165.00	$166.00	$311.00	$311.00
February 26, 2011	$170.00	$170.00	$300.00	$451.00	$169.00	$200.00	$451.00	$505.00
May 28, 2011	$1.00	$165.00	$1.00	$290.00	$203.00	$210.00	$-	$-
August 27, 2011	$95.00	$178.68	$175.00	$397.22	$200.00	$225.00	$525.00	$550.00

The affiliated sales represent sales for the transition period and fiscal year 2011 were not at arms length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During the transition period, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
September 9, 2011	$1.71	$14.97
December 30, 2011	$70.40	$616.82

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

ITEM 6.   SELECTED FINANCIAL DATA

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which was to become effective upon closing.  The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.  This Transition Report on Form 10-KT reports our financial results for the 18 week period ended December 31, 2011, which we refer to as the “18 week period” or “transition period” throughout this report.  Following the transition period, the Company will file annual reports for each 52 week or 53 week period ending on the last Saturday in December, beginning with the 52 week period ending December 29, 2012.

The following table sets forth selected consolidated statement of operations data for the 18 week period ended December 31, 2011 and selected unconsolidated balance sheet data as of December 31, 2011.  The table also set forth selected consolidated statement of operations data for five fiscal years ended August 27, 2011 and selected balance sheet data as of the five fiscal years ended August 27, 2011, August 28, 2010, August 29, 2009, August 30, 2008, and August 25, 2007.  The selected financial data has been derived from our audited consolidated financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation,  which was adopted by the Company as of August 30, 2009 with retrospective application to the historical years presented.

The Company identified an immaterial error in the manner in which earnings per unit have historically been calculated. Certain affiliates of NBP’s current Chief Executive Officer, Timothy M. Klein (collectively referred to herein as the “Klein Affiliates”) entered into a unit redemption agreement on April 13, 2009 which provided the right at any time after July 31, 2011, to request that NBP repurchase their interests, the value of which was to be determined by a specified formula. This formula-based valuation differed from estimates of fair value from period to period. When the differences between the estimated fair value of the non-controlling interest in NBP held by the Klein Affiliates and the formula-based valuation are appropriately considered this reduces the amount of net earnings allocated to NBP’s owners and thus to the Company’s unitholders for their proportionate share. This matter impacted the earnings per unit calculation for fiscal year 2009 - 2011 but did not impact net income or cash flows for any period presented. The error was an overstatement of the earnings per unit for all periods. The Company assessed the materiality of this item in the period of the agreement and all subsequent periods in accordance with the SEC’s guidance in Staff Accounting Bulletin (“SAB”) 99 and concluded that the error was not material to any period. Additional details of the immaterial correction of an error and the non-controlling interest are also discussed in Note 2 and 13 to the consolidated financial statements. The table below reflects the revised earnings per unit disclosures.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

			Fiscal Years Ended (1)

	18 Weeks
	Ended
	December	August 27,	August 28,	August 29,	August 30,	August 25,
	31, 2011	2011	2010	2009	2008	2007
		(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$2,466.3	$6,849.5	$5,807.9	$5,449.3	$5,847.3	$5,578.5
Costs and expenses:
Cost of sales	2,412.1	6,473.3	5,438.0	5,187.1	5,612.4	5,444.0
Selling, general, and administrative	26.0	60.7	55.5	49.1	51.7	46.1
Depreciation and amortization	15.4	54.6	53.0	45.7	36.4	32.4
Operating income	12.7	260.9	261.4	167.4	146.8	56.0
Other income (expense):
Interest income	-	-	-	0.3	1.4	2.1
Interest expense	(3.3)	(11.7)	(14.9)	(23.6)	(34.2)	(39.8)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7	-	-	-	-	-
Termination fee	-	-	-	14.6	-	-
Other, net	1.5	0.3	(7.3)	(6.4)	5.8	1.3
Total other expense	775.9	(11.4)	(22.2)	(15.1)	(27.0)	(36.4)
Income tax expense	(0.7)	(2.6)	(0.9)	(1.0)	(1.8)	(1.9)
Net income	787.9	246.9	238.4	151.3	118.0	17.7
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.6)	(1.0)	(1.3)	(0.7)	(0.3)
National Beef Packing Company, LLC	(5.4)	(78.7)	(76.5)	(50.0)	(55.1)	(7.8)
Net income attributable to U.S. Premium Beef, LLC	$782.0	$167.6	$160.9	$100.0	$62.2	$9.6

Selected Balance Sheet Data:

Cash and cash equivalents	$642.7	$78.6	$35.4	$18.9	$77.4	$62.9
Total assets	$848.1	$1,082.2	$986.7	$872.9	$927.1	$848.6
Long-term debt, less current maturities	$-	$321.9	$225.1	$293.4	$376.3	$438.5
Non-controlling interest in National Beef Packing
Company, LLC and Kansas City Steak Company, LLC	$-	$354.2	$294.5	$185.8	$188.0	$77.9
Capital shares and equities	$281.3	$85.1	$166.9	$159.8	$126.5	$153.2

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	735,385	735,385

Per Unit Data:
Earnings Per Unit
Basic
Class A Units	$106.27	$21.80	$29.24	$44.57	$27.92	$4.33
Class B Units	$931.10	$190.98	$174.24	$90.29	$56.68	$8.79
Diluted
Class A Units	$104.47	$21.44	$28.78	$44.05	$27.51	$4.26
Class B Units	$931.10	$190.98	$174.24	$90.29	$55.86	$8.65

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,385	735,455
Class B Units	755,385	755,385	755,385	737,052	735,385	735,455
Diluted
Class A Units	748,055	747,600	747,334	744,039	746,176	747,067
Class B Units	755,385	755,385	755,385	737,052	746,176	747,067

(1)

Effective December 30, 2011, USPB's fiscal year changed from the last Saturday in August to the last Saturday in December.  Fiscal years 2011, 2010 and 2009 consisted of a 52 week year; fiscal year 2008 consisted of a 53 week year; and fiscal year 2007 consisted of a 52 week year.

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

In connection with the cooperative’s purchase of its interest in FNB, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP.  The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as USPB is an owner in NBP. Cattle delivered by USPB unitholders and associates are processed in NBP’s three processing plants.

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

Effective May 30, 2006, NBP completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC). NBC is a limited partnership formed with National Carriers, Inc., a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility. The facility commenced operations in December 2001.

National Beef Leathers, LLC, a wholly-owned subsidiary of NBP, purchased certain assets of a wet blue tannery located in St. Joseph, Missouri from Prime Tanning in March 2009.

On December 5, 2011, USPB entered into the Purchase Agreement.  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in National (the “National Interests”) from the Company for $646,777,342 and 19.8775% of the National Interests from NBPCo for $228,591,527; (ii) pursuant to pre-existing put rights, National will purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75,946,955; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7,500,000 (the “Leucadia Transaction”).  Upon consummation of the Leucadia Transaction, the parties will own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which was to become effective upon closing.  The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.

Due to the sale to Leucadia, beginning on December 31, 2011, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Since USPB no longer has financial or operational control, NBP’s financial information will no longer be consolidated with USPB’s.  NBP’s financial statements and footnotes will instead be attached as an exhibit to USPB’s 10-KT.

As of December 31, 2011, USPB’s investment in NBP was $165.7 million.  The sale resulted in the Company recognizing a $777.7 million gain.

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during transition period ended December 31, 2011, as reported by the USDA.  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products.  In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its products to retailers, food service providers, distributors, further processors and the U.S. military.  USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

NBP Results of Operations

The following table presents the consolidated statements of operations data for NBP for the transition period and the same period in the prior year:

		17 weeks ended
	18 weeks ended	December 25,
	December 31,	2010
	2011	(unaudited)
	(millions of dollars)
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	18.8	16.8
Depreciation and amortization	14.3	16.1

Operating income	21.1	74.8

Other income (expense):
Interest income	-	-
Interest expense	(3.2)	(3.7)
Other, net	1.5	0.6
Total other expense, net	(1.7)	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	18.7	71.3
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
Net income attributable to National Beef Packing Company, LLC	$18.2	$70.4

NBP’s net income for the 18 weeks ended December 31, 2011 was $18.7 million compared to $71.3 million for the 17 weeks ended December 25, 2010, a decrease of $52.6 million, or 73.8%. Net sales were approximately $2,466.3 million for the 18 weeks ended December 31, 2011 compared to approximately $2,102.9 million for the 17 weeks ended December 25, 2010, an increase of approximately $363.4 million, or 17.3%.  The increase in net sales resulted primarily from a 15.9% increase in the net sales per head during the 18 weeks ended December 31, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.  Cost of sales was approximately $2,412.1 million for the 18 weeks ended December 31, 2011 compared to approximately $1,995.2 million for the 17 weeks ended December 25, 2010, an increase of approximately $416.9 million, or 20.9%.  The increase was primarily a result of an approximately 21.1% increase in average cattle prices during the period compared to the prior period.  As a percent of sales, operating income was 0.9% and 3.6% for the 18 weeks ended December 31, 2011 compared to the 17 weeks ended December 25, 2010, respectively.

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

Overall Industry Outlook

Cattle on feed are expected to remain above prior year into the summer months before moving below the previous year during the second half of 2012.  The January 1, 2012 cattle inventory confirmed the continued decrease in the nation's cattle herd.   Despite the southwest drought and high grain prices the industry did indicate a slight increase in heifer retention which is a positive step toward halting inventory decline and perhaps an initial turn to modest expansion.  Regardless, available annualized fed cattle supplies are expected to post year on year declines into at least 2013.  The trend to heavier carcass weights is expected to persist, led by record high feeder cattle prices and a premium structure in deferred live cattle futures offsetting some of the smaller numbers but not enough to prevent year over year decline in beef output.

Beef Export Markets

On April 24, 2012, the U.S. Department of Agriculture's (USDA) Animal and Plant Health Inspection Service (APHIS) confirmed the nation's fourth case of bovine spongiform encephalopathy (BSE) in a dairy cow from central California. Confirmatory results using immunohistochemistry and western blot tests confirmed the animal was positive for atypical BSE, a very rare form of the disease not generally associated with an animal consuming infected feed. The animal was never presented for slaughter for human consumption, so at no time presented a risk to the food supply or human health.

Export markets for U.S. beef products had remained constrained since the discovery of a single case of BSE in the State of Washington in December 2003, as well as other isolated cases. In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger. South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, but subsequently closed its border again in October 2007. South Korea reopened its border and started inspecting U.S. beef near the end of June 2008. Historically, these constraints and uncertainties have historically had a negative impact on beef demand during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on NBP’s operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may have a material adverse effect on the Company’s revenues and net income.

In December 2010, the USDA announced that China has agreed to resume talks with the United States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or NBP’s operations, and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

In March 2011, a major earthquake followed by a tsunami hit the east coast of Japan and caused significant damage to parts of the country.  A portion of NBP’s export sales are delivered to Japan, and while we cannot presently assess the full long-term economic impact of the earthquake and tsunami on NBP’s operations, so far there have been few interruptions.

Recent Developments

In March 2012, consumer demand for ground beef incorporating lean fine-textured beef (“LFTB”) declined rapidly as the result of social and broadcast media reports questioning the origin and safety of the raw materials from which LFTB is made. NBP does not make LFTB, but prior to March 2012 NBP included LFTB in much of the ground beef it produced. More recently, NBP's use of LFTB has declined significantly. LFTB is manufactured by Beef Products, Inc. which is an affiliate of NBP's member NBPCo Holdings. NBP agrees with the USDA that LFTB is a safe and nutritious product; however, NBP is unable to determine the long-term impact this event will have on industry dynamics or its financial results.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period.  For fiscal year 2011 and prior, our fiscal year ended on the last Saturday in August. With the closing of the Leucadia Transaction, our fiscal year will end on the last Saturday in December.  We believe our most critical accounting policies are as follows:

Accounting for Investment in NBP.  For fiscal year 2011 and prior, NBP’s financial position and results of operations were consolidated into our financial statements and all transactions between the two companies were eliminated in the consolidation. A non-controlling interest was presented which represents the earnings of NBP attributable to those holding a non-controlling interest in NBP. On December 30, 2011, with the closing of the Leucadia Transaction, USPB’s investment in NBP was measured at fair value and is stated at cost plus equity in undistributed earnings of NBP as of December 31, 2011.  Going forward, USPB’s investment in NBP will be carried under the equity method of accounting.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows.  In accordance with the provisions included within Intangibles – Goodwill and Other under ASC 350, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of December 31, 2011, management determined there was no impairment.

 Workers’ Compensation Accrual. NBP incurs certain expenses associated with workers’ compensation. In order to measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported. The estimates used by management incorporate actuarial assumptions and are based on NBP’s historical experience as well as current facts and circumstances.

Automobile Liability Accrual. NBP incurs certain expenses associated with automobile liability. In order to measure the expense associated with these costs, management must make a variety of estimates to determine the ultimate cost to NBP related to incurred accidents. The estimates used by management are based on actuarial assumptions and are based on NBP’s historical experience as well as current facts and circumstances.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated:

		17 weeks
	18 weeks	ended
	ended	December
	December	25, 2010
	31, 2011	(unaudited)
	(millions of dollars)
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	26.0	18.6
Depreciation and amortization	15.4	17.2

Operating income	12.7	71.8

Other income (expense):
Interest income	0.0	0.0
Interest expense	(3.3)	(3.7)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7	0.0
Other, net	1.5	0.6
Total other expense, net	775.9	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	787.9	68.3
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
National Beef Packing Company, LLC	(5.4)	(21.1)
Net income attributable to U.S. Premium Beef, LLC	$782.0	$46.3

The results of operations of NBP for the 18 weeks ended December 31, 2011 and the 17 weeks ended December 25, 2010 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

18 weeks ended December 31, 2011 compared to 17 weeks ended December 25, 2010

Net Sales.  Net sales were approximately $2,466.3 million for the 18 weeks ended December 31, 2011 compared to approximately $2,102.9 million for the 17 weeks ended December 25, 2010, an increase of approximately $363.4 million, or 17.3%.  The increase in net sales resulted primarily from a 15.9% increase in the net sales per head during the 18 weeks ended December 31, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Cost of Sales.  Cost of sales was approximately $2,412.1 million for the 18 weeks ended December 31, 2011 compared to approximately $1,995.2 million for the 17 weeks ended December 25, 2010, an increase of approximately $416.9 million, or 20.9%.   The increase was primarily a result of an approximately 21.1% increase in average cattle prices during the period compared to the prior period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $26.0 million for the 18 weeks ended December 31, 2011 compared to approximately $18.6 million for the 17 weeks ended December 25, 2010, an increase of approximately $7.4 million, or 39.8%.  This increase is primarily the result of an approximately $4.0 million increase in compensation expense related to the companies phantom unit plans and a $1.6 million increase in salaries.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $15.4 million for the 18 weeks ended December 31, 2011 compared to approximately $17.2 million for the 17 weeks ended December 25, 2010 a decrease of approximately $1.8 million, or 10.5%.  Depreciation expense decreased primarily due to approximately $102.1 million of machinery and equipment becoming fully depreciated during the period.

Operating Income.  Operating income was approximately $12.7 million for the 18 weeks ended December 31, 2011 compared to operating income of approximately $71.8 million for the 17 weeks ended December 25, 2010, a decrease of approximately $59.1 million, or 82.3%.

Interest Expense.  Interest expense was $3.3 million for the 18 weeks ended December 31, 2011 compared to $3.7 million for the 17 weeks ended December 25, 2010, a decrease of $0.4 million, or 10.8%.  The decrease in interest expense was due primarily to a decrease of approximately 0.75% of the average daily interest rate during the period.

Gain on Sale.  On December 30, 2011, USPB sold a majority of its ownership interest in National Beef Packing Company, LLC to Leucadia National Corporation (LUK).  As a result of the sale, USPB deconsolidated NBP and recognized a gain of approximately $777.7 million.

Other, net.  Other, net non-operating income was $1.5 million in the 18 weeks ended December 31, 2011 compared to $0.6 million in the 17 weeks ended December 25, 2010, an increase of $0.9 million.

Income Tax Expense/Benefit.  Income tax expense was $0.7 million for the 18 weeks ended December 31, 2011 compared to income tax expense of $0.4 million for the 17 weeks ended December 25, 2010, an increase of $0.3 million resulting from an increase in taxable income at National Carriers, Inc. (National Carriers).  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C-Corp and the apportioned taxable income of certain states which impose privilege taxes.

Net Income.  As a result of the factors described above, net income for the 18 weeks ended December 31, 2011 was approximately $787.9 million compared to net income of approximately $68.3 million for the 17 weeks ended December 25, 2010, an increase of approximately $719.6 million.

Net Income Attributable to Non-controlling Interest in NBP.  Non-controlling interest in the net income of NBP was approximately $5.4 million for the 18 week period ended December 31, 2011 compared to approximately $21.1 million for the 17 week period ended December 25, 2010, a decrease of approximately $15.7 million, or 74.4%. The non-controlling interest in NBP represents the minority owners’ interest in NBP’s earnings.

Net Income Attributable to USPB.  Net income attributable to USPB was approximately $782.0 million for the 18 week period ended December 31, 2011 compared to approximately $46.3 million for the 17 week period ended December 25, 2010, an increase of approximately $735.7 million.

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

The results of operations of NBP for the fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

Fiscal Year Ended August 27, 2011 compared to August 28, 2010

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

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $54.6 million for the fiscal year ended August 27, 2011 compared to approximately $53.0 million for the fiscal year ended August 28, 2010, an increase of approximately $1.6 million, or 3.0%.  Depreciation expense increased due to assets being placed into service during fiscal year 2011, primarily at NBP’s three beef plants and two case ready plants.

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

Fiscal Year Ended August 28, 2010 compared to August 29, 2009

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

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $53.0 million in fiscal year 2010 compared to $45.7 million in fiscal year 2009, an increase of approximately $7.3 million, or 16.0%.  Depreciation expense increased due to approximately $36.7 million of assets being placed in service, primarily at NBP’s three beef plants and two case ready plants, during fiscal year 2010 and as a result of depreciation and amortization expenses associated with the step up in assets that occurred as a result of the purchase of minority interests in April 2009.

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

Interest Expense.  Interest expense was $14.9 million for fiscal year 2010 compared to $23.6 million for fiscal year 2010, a decrease of $8.7 million, or 36.9%.  The decrease in interest expense during fiscal year 2010 as compared to fiscal year 2009 was due primarily to the purchase and cancellation of an aggregate principal amount of NBP’s senior notes of approximately $66.9 million during the second quarter of fiscal year 2010.

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

Liquidity and Capital Resources

As of December 31, 2011, we had net working capital (the excess of current assets over current liabilities) of approximately $78.3 million, which included cash and cash equivalents of $642.7 million, with $509.0 million in distributions payable and $42.1 million in patronage notices payable. As of August 27, 2011, we had net working capital (the excess of current assets over current liabilities) of approximately $272.7 million, which included cash and cash equivalents of $78.6 million, with $8.2 million in distributions payable. As of August 28, 2010, we had net working capital of approximately $208.6 million, which included cash and cash equivalents of $35.4 million, with $8.4 million in distributions payable. Our primary sources of liquidity for the transition period and fiscal years 2011 and 2010 were cash flow from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of December 31, 2011, USPB had no long-term debt outstanding. We had a $15.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 31, 2011.

NBP’s capital spending through calendar year 2012 are expected to be approximately $75.0 million. These expenditures are planned primarily for plant expansion (including funding a portion of the remaining expansion costs for NBP’s St. Joseph plant), equipment renewals and improvements. NBP believes available borrowings under the Credit Facility and cash provided by operating activities will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. NBP’s ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond its control. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash used in operating activities was approximately $4.4 million in the 18 week period ended December 31, 2011 as compared to net cash provided by operating activities of $50.4 million for the 17 week period ended December 25, 2010. The $46.0 million change was primarily due a $727.2 million increase in net income from operating activities, of which $785.3 million was due to USPB’s sale of a majority of its ownership interest in NBP. Contributing to the decrease was a $21.5 million decrease in the change in other accrued expenses and liabilities. Offsetting those decreases was an increase of $33.4 million in the change in accounts receivable.

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

Investing Activities

Net cash provided by investing activities was $575.0 million in the 18 week period ended December 31, 2011 as compared to net cash used by investing activities of $19.8 million in the 17 week period ended December 25, 2010, an increase of $555.2 million. The increase was primarily due to the net cash received from USPB’s sale of a majority of its ownership interest in NBP to LUK.

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

Financing Activities

Net cash used in financing activities was approximately $15.3 million in 18 week period ended December 31, 2011 compared to $14.1 million in the 17 week period ended December 25, 2010.  The increase in cash used in financing activities was attributable to approximate $170.2 million reduction in borrowings, and a $13.7 million increase in the redemption of patronage notices.  These items were offset by a $151.4 million reduction in distributions and a $31.7 million increase in overdraft balances.

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

On December 30, 2011, in connection with the closing of the Leucadia Transaction, the Company and CoBank entered into the Consent and First Amendment to Pledge Agreement and Security Agreement, by which CoBank agreed to (i) consent to the Membership Interest Sale and the PA Distribution, (ii) release its security interest in, and liens on, the Membership Interests being sold pursuant to the Membership Interest Sale, (iii) consent to the National Beef Pledge and (iv) consent to the amendments and restatements of the National Beef Operating Agreement and the PA Newco Operating Agreement. The National Beef Pledge grants National Beef a perfected security interest in and to USPB’s membership interests in, and distributions from, NBP, subject only to the prior first priority security interest held by CoBank.

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

On December 5, 2011, NBP’s Credit Facility was amended and restated to (1) permit the Leucadia Transaction, (2) adjust the Company’s fiscal year, and (3) allow for the updated distribution percentage.

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

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% as of December 31, 2011. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for the 18 weeks ended December 31, 2011 was 0.2%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

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

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments of $0.7 million, $0.7 million and $1.6 million were made in the 18 weeks ended December 31, 2011, 17 weeks ended December 25, 2010, and 17 weeks ended December 26, 2009, respectively.  Payments under the commitment for fiscal years 2012 through 2016 will be $0.8 million per year, with the remaining balance of $5.8 million to be paid in subsequent years.

10 ½% Senior Notes

During fiscal year 2010, NBP purchased and cancelled the remaining approximately $66.9 million of its senior notes.

Cash Payment Obligations

The following table describes the cash payment obligations as of December 31, 2011 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2012 (Year 1)	2013 (Year 2)	2014 (Year 3)	2015 (Year 4)	2016 (Year 5)	After Year 5
Term loan facility	$-	$-	$-	$-	$-	$-	$-
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt (1)	$-	$-	$-	$-	$-	$-	$-

Operating leases	$341	$57	$57	$57	$57	$57	$57
Total	$341	$57	$57	$57	$57	$57	$57

(1)  Computed based on scheduled maturities and current effective interest rates.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in the 18 week period ended December 31, 2011 and fiscal years 2011, 2010, and 2009.  Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

NBP uses a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  NBP feels the sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of December 31, 2011 and December 25, 2010, the potential change in the fair value of applicable commodity derivative instruments, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.4 million and $7.4 million, respectively.

Interest Rates.  As a result of NBP’s normal borrowing and leasing activities, its operating results are exposed to fluctuations in interest rates, which are managed primarily through regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  NBP’s variable interest expense is sensitive to changes in the general level of interest rates.  As of August 27, 2011, the weighted average interest rate on NBP’s $354.5 million of variable interest debt was approximately 1.90%.  As of August 28, 2010, the weighted average interest rate on NBP’s $240.2 million of variable rate debt was approximately 2.77%.

We had total interest expense of approximately $3.3 million, $11.7 million, $14.9 million, and $23.6 million in the 18 weeks ended December 31, 2011 and fiscal years 2011, 2010, and 2009, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.5 million, $7.4 million, $5.6 million, and $4.9 million in the 18 weeks ended December 31, 2011 and fiscal years 2011, 2010 and 2009, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-KT, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the five weeks ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	51	Chairman of the Board	2013
Duane K. Ramsey	75	Vice Chairman of the Board	2012
Joe M. Morgan	60	Secretary	2013
Jerry L. Bohn	62	Director	2012
Douglas A. Laue	60	Director	2013
Rex W. McCloy	57	Director	2014
Jeff H. Sternberger	51	Director	2014
Steven D. Hunt	53	Chief Executive Officer	—
Scott J. Miller	47	Chief Financial Officer	—
Stanley D. Linville	53	Chief Operating Officer	—
Danielle D. Imel	37	Treasurer	—

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

Steven D. Hunt. Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with U.S. Premium Beef, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996.  As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt became experienced in many areas of commercial banking.  In previous banking positions, Mr. Hunt also gained experience in direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt has served on the Board of National Beef Packing Company, LLC, (NBP) since 1997 and served as the chairman of NBP’s Board from 2003 to 2011. Mr. Hunt holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

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

2011 Transition Period Executive Compensation Elements

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

The CEO’s base salary is paid in accordance with the amended and restated employment agreement effective September 1, 2009 through December 31, 2015 (the “Employment Agreement”), which provides for the CEO to be paid an annual base salary of $775,000 for employment years 2010 (FY 2010 - September 1, 2009 through August 28, 2010); 2011 (FY 2011 - August 29, 2010 through August 27, 2011); and 2012 (FY 2012 - January 1 through December 31, 2012); an annual base salary of $266,406 for the transition period (TP 2011 - August 28, 2011 through December 31, 2011); and an annual base salary of $825,000 for employment years 2013 (FY 2013 - January 1 through December 31, 2013); 2014 (FY 2014 - January 1 through December 31, 2014); and 2015 (FY 2015 - January 1 through December 31, 2015).  Salary surveys summarizing the compensation packages for positions of equivalent responsibility in related industries were used to establish the CEO’s base salary.

Annual Cash Incentive/Bonuses.  Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the Employment Agreement, if the CEO is employed by USPB on the last day of any employment year or the transition period (except as otherwise provided in the agreement) during the term of the Employment Agreement, the CEO shall be paid an annual incentive compensation, equal to two percent (2.0%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 ($8,333,333 for the transition period).  USPB Total Benefits are: (1) audited fiscal year-end or Transition Period USPB earnings before tax.  The gain from the transaction with Leucadia National Corporation (LUK) shall be allocated four-sixteenths to the Transition Period and twelve-sixteenths to FY 2012; and (2) two times the fiscal year or Transition Period USPB grid premiums which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Employment Agreement.

For TP 2011, named executive officers and the professional staff who were employed on the last day of the transition period will be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited transition period USPB earnings before tax, excluding the amount of the gain realized from the LUK transaction, plus four-sixteenths of the gain realized from the LUK transaction plus USPB grid premiums during the transition period, less (2) $8,333,333, multiplied by (3) management bonus factor.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.  The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year, pro-rated for periods that are less than a full fiscal year.  In determining the maximums for the 2011 transition period, the qualifying participants’ salaries have been pro-rated to reflect 4 months.

Long-term Cash Bonuses.  Under the Employment Agreement, if the CEO is employed by USPB through the end of employment year 2012, he is to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which USPB’s Total Benefits from FY 2010, FY 2011, the TP 2011 and FY 2012, exceed $111,111,111 but are equal to or less than $144,444,444; plus seventy-five one hundredths of a percent (0.75%) of the amount by which USPB’s Total Benefits from FY 2010, FY 2011, TP 2011 and FY 2012 exceed $144,444,444.  If the CEO is employed by USPB as of the end of employment year 2015, he is to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which USPB’s Total Benefits from FY 2013, FY 2014, and FY 2015 exceed $100,000,000 but are equal to or less than $130,000,000; plus seventy-five one hundredths of a percent (0.75%) of the amount by which USPB’s Total Benefits from FY 2013, FY 2014, and FY 2015 exceed $130,000,000.

Full Term Cash Bonus.  Under the Employment Agreement, the CEO shall be paid full-term incentive compensation in the amount of $861,111 if CEO is employed under the Employment Agreement through the end of FY 2012, and additionally, $825,000 if CEO is employed under this Employment Agreement through the end of FY 2015.

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

Under the CEO’s Employment Agreement effective September 1, 2009 through December 31, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per employment year ($666,667 for the transition period) averaged over the term (as provided in the agreement) (Incentive Cap).

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

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB, other than the CEO.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees.  At the end of the 2011 transition period, the management employees were 20% vested in the phantom units.  The remaining phantom units will vest over the next four year period.  No additional phantom units were awarded during the 2011 transition period.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

USPB entered into the Employment Agreement, with its CEO that provides for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The Employment Agreement also provides for post termination compensation.  If Mr. Hunt terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Hunt terminates the Employment Agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through employment year 2015; payment of certain fringe benefits through employment year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2015; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through employment year 2015; the payment of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through employment year 2015; and the payment of the noncompetition compensation.

Under the CEO Employment Agreement effective September 1, 2009 through December 31, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per employment year ($666,667 for the transition period) averaged over the term (as provided in the agreement) (Incentive Cap).

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

In December 2011, the CEO’s employment agreement in effect at that time was amended and restated as a result of the LUK transaction.  First, the CEO Employment Agreement provided that its terms are subject to renegotiation upon the occurrence of certain events, including the Company’s involvement in a joint venture by acquisition, merger or otherwise, in which the Company does not remain as the majority owner of such joint venture. Under the CEO Employment Agreement, if the terms of the CEO Employment Agreement are renegotiated, the renegotiated terms will apply for the final three years (2013 through 2015) of the term of the CEO Employment Agreement. Under the amendment which became effective upon completion of the LUK transaction, Mr. Hunt and the Company have agreed that the terms of the CEO Employment Agreement will not be renegotiated. Second, the CEO Employment Agreement provided that if Mr. Hunt’s employment with the Company (or its affiliated entities) is terminated for reasons other than death, disability or cause, Mr. Hunt will not participate in the management or control of a competitor in the beef packing or processing industry during an 18 month period beginning upon termination of Mr. Hunt’s employment with the Company. During that 18 month period, the Company is required to pay Mr. Hunt monthly payments equal to Mr. Hunt’s monthly base salary during the term of the CEO Employment Agreement and to allow Mr. Hunt to participate in the group benefits plans available to Company employees. One of the conditions to the completion of the Leucadia Transaction was Mr. Hunt’s agreement to enter into a non-competition agreement that carries a term of 10 years. Under the amendment of the CEO Employment Agreement which became effective upon completion of the Leucadia Transaction, the Company will be required to pay Mr. Hunt the monthly payments and provide the group benefits described above during the 10 year period of the non-competition agreement entered into by Mr. Hunt.

In April 2012, the CEO’s Employment Agreement was amended and restated to align the employment years for the agreement with the change in the fiscal year which resulted from the transaction with LUK.  The Employment Agreement, which originally expired on August 29, 2015, was extended through December 31, 2015.

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

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management.  Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-KT.

Compensation Committee
Mark Gardiner – Chairman
Duane Ramsey
Joe Morgan

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for the 2011 transition period and fiscal years 2011, 2010 and 2009.  Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

							Non-Equity
							Incentive Plan		All Other
					Option		Compen-		Compen-
Name and Principal Position	Period (1)	Salary ($)	Bonus ($)		Awards ($)		sation ($)		sation ($)		Total ($)
Steven D. Hunt	TP 2011	296,100	-		-		666,667	(6)	-	(2)	962,767
Chief Executive Officer	FY 2011	784,232	-		-		2,000,000	(6)	11,592	(2)	2,795,824
	FY 2010	802,077	700,000	(8)	-		2,000,000	(6)	11,595	(2)	3,513,672
	FY 2009	710,810	-		-		1,792,741	(5)	11,389	(2)	2,514,940

Scott J. Miller	TP 2011	53,130	-		-		67,500	(4)	494,664	(2)	615,294
Chief Financial Officer	FY 2011	139,724	-		122,172	(7)	202,500	(4)	-	(2)	464,396
	FY 2010	133,084	10,000	(3)	-		135,000	(4)	10,093	(2)	288,177
	FY 2009	111,635	-		-		111,500	(4)	-	(2)	223,135

Stanley D. Linville	TP 2011	51,075	-		-		70,000	(4)	535,886	(2)	656,961
Chief Operating Officer	FY 2011	143,283	-		132,353	(7)	210,000	(4)	-	(2)	485,636
	FY 2010	136,116	-		-		140,000	(4)	13,104	(2)	289,220
	FY 2009	116,713	-		-		116,500	(4)	-	(2)	233,213

Danielle D. Imel	TP 2011	43,779	-		-		60,000	(4)	412,220	(2)	515,999
Treasurer	FY 2011	120,968	-		101,810	(7)	180,000	(4)	-	(2)	402,778
	FY 2010	117,860	-		-		120,000	(4)	-	(2)	237,860
	FY 2009	106,858	-		-		108,000	(4)	-	(2)	214,858

(1)

TP 2011 refers to the four month Transition Period from August 28, 2011 through December 31, 2011. The FY 2011, FY 2010, and FY 2009 amounts include compensation earned during fiscal years 2011, 2010 and 2009.

(2)

Amount for Mr. Hunt includes Company match under our 401(k) plan and the cost of excess life insurance, $9,766 and $1,826, respectively, in fiscal year 2011, $9,769 and $1,826, respectively, in fiscal year 2010, and $9,563 and $1,826, respectively, in fiscal year 2009. Amounts for Mr.Miller and Mr. Linville include Company match under our 401(k) plan for fiscal year 2010 and, for Mr. Miller, Mr. Linville and Ms. Imel, the payment resulting from the transaction with Leucadia National Corporation for the 2011 transition period. None of the perqusites and other benefits paid to Mr. Hunt in the 2011 transition period, to Mr. Miller or Mr. Linville in the 2011 transition period or in fiscal years 2011 and 2009 and to Ms. Imel in the transition period and fiscal years 2011, 2010 and 2009 exceeded $10,000.

(3)	This amount represents a discretionary bonus earned by the named executive officer.
(4)

This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year in regards to the FY 2011, FY 2010 and FY 2009 non-equity incentive compensation. Regarding TP 2011, one half of this non-equity incentive compensation will not be paid unless the executive is employed on December 31, 2012.

(5)

This amount includes the annual cash bonus of $2,550,929 and amounts earned during fiscal year 2009 pursuant to the long-term cash bonus plan of $1,091,597 and is reduced by amounts in excess of the maximum allowable compensation per the CEO employment agreement of $1,849,785. The amount to be paid to Mr. Hunt under the annual cash bonus and long-term cash bonus plans is $2,640,433.

(6)

The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned for the Transition Period and fiscal years ending August 27, 2011 and August 28, 2010 pursuant to the long-term cash bonus plan, has been limited due to the cumulative annual-cap of $2,000,000 per fiscal year and $666,667 for the Transition Period pursuant to Mr. Hunt's amended and restated employment agreement. The limited amounts represent annual cash bonus earned by Mr. Hunt for the TransitionPeriod and fiscal years 2011 and 2010.

(7)

Certain executive officers were granted phantom Class A and phantom Class B units on August 29, 2010. The phantom units under this plan provide for the award of unitappreciation rights only. Mr. Miller was granted 1,200 Class A and 1,200 Class B phantom units; Mr. Linville was granted 1,300 Class A and 1,300 Class B phantom units; and Ms. Imel was granted 1,000 Class A and 1,000 Class B phantom units. This amount was determined using a Black Scholes Pricing Model and represents the grant date fair value.

(8)	This amount represents a full-term cash bonus earned pursuant to the terms of Mr. Hunt's employment agreement effective September 1, 2003 through August 31, 2009.

Grants of Plan-Based Awards in the 2011 Transition Period

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during the 2011 transition period.

		Estimated Future Payouts under Non-Equity Incentive Plan
		Awards
Name and Principal Position	Grant Date (2)	Threshold ($)	Target ($)		Maximum ($)
Steven D. Hunt	n/a
Chief Executive Officer

Scott J. Miller	3/22/2012	-	67,500	(1)	67,500
Chief Financial Officer

Stanley D. Linville	3/22/2012	-	70,000	(1)	70,000
Chief Operating Officer

Danielle D. Imel	3/22/2012	-	60,000	(1)	60,000
Treasurer

(1)	The target amount reflects the actual management annual cash bonus plan award for Transition Period 2011. The amount is reflected in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(2)	The bonus plan for Transition Period 2011 was granted subsequent to the transition period due to the LUK transaction which occurred on December 30, 2011 and resulted in a change in our fiscal year. A previous plan had been granted in August 2011 for the then fiscal year ending August 25, 2012. This plan was revoked due to the change in the reporting year and was replaced with the award listed above.

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
Steven D. Hunt

For the 2011 Transition Period: two percent of the sum of the total financial benefits to USPB(USPB Total Benefits) that exceed $8,333,333 for the Transition Period. USPB Total Benefits are: (1) Transition Period USPB earnings before tax (the gain from the transaction with Leucadia National Corporation (LUK) shall be allocated 4/16th to the Transition Period and 12/16th to the next fiscal year (2012)); and (2) two times the Transition Period USPB grid premiums which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the amended and restated employment agreement.

Scott J. Miller, Stanley D. Linville, Danielle D. Imel

For the 2011 Transition Period: The executive's proportionate share of the Management Bonus Pool, which is (1) the audited Transition Period USPB earnings before tax, excluding the amount of the gain realized from the LUK transaction, plus four-sixteeenths of the gain realized from the LUK transaction plus USPB grid premiums during the Transition Period, less (2) $8,333,333, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants' salaries in effect at the end of such year, pro-rated for periods that are less than a full fiscal year. In determining the maximums for the 2011 Transition Period, the qualifying participants' salaries have been pro-rated to reflect 4 months.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Mr. Miller was paid such bonus in fiscal year 2010.  No such bonuses were paid in the 2011 transition period or fiscal years 2011 or 2009.  The bonuses are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Transition Period End 2011

		Option Awards
	Number of Securities
	Underlying
	Unexercised Options		Option Exercise		Option Expiration
Name and Principal Position	(#) Exercisable		Price ($)		Date
Steven D. Hunt	20,000 Class A Units	(1)	$55.00		None	(2)
Chief Executive Officer

Scott J. Miller	1,200 Class A Units	(3)	$0.00	(4)	None
Chief Financial Officer	1,200 Class B Units	(3)	$0.00	(4)	None

Stanley D. Linville	1,300 Class A Units	(3)	$0.00	(4)	None
Chief Operating Officer	1,300 Class B Units	(3)	$0.00	(4)	None

Danielle D. Imel	1,000 Class A Units	(3)	$0.00	(4)	None
Treasurer	1,000 Class B Units	(3)	$0.00	(4)	None

(1)	Mr. Hunt is fully vested in the 20,000 Class A phantom rights on phantom units.
(2)

Mr. Hunt shall be entitled to exercise phantom unit rights at his election, at the time and under the conditions, and with the same consequences as if he held similar unqualified options to purchase USPB Class A Units acquired at the same time as the phantom unit rights.

(3)

The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vest over a 5 year period. At the end of the 2011 Transition Period, the named executives were 20% vested in the unexercised phantom units.

(4)

During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the LUK transaction, which occurred during the 2011 Transition Period, employees with phantom plan awards were paid $687 per combined Class A and Class B phantom units less the combined strike price of $275 ($118 + $157). Subsequent to this payment, the new strike prices for Class A phantom units and Class B phantom units are now $0.00 and $0.00, respectively. The number of oustanding phantom units and the vesting schedule remain unchanged.

Options Exercised

	Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Steven D. Hunt	-	$1,417,000	(1)
Chief Executive Officer

Scott J. Miller	-	$499,980	(2)
Chief Financial Officer

Stanley D. Linville	-	$541,645	(3)
Chief Operating Officer

Danielle D. Imel	-	$416,650	(4)
Treasurer

(1)	Mr. Hunt did not exercise any option awards in Transition Period 2011. However, Mr. Hunt received a value in connection with his 20,000 Class A phantom units which resulted from a dilution event which occurred as a result of distributions made to our unitholders, including the distribution related to the LUK transaction, in excess of the maximum allowable tax distributions.
(2)	Mr. Miller did not exercise any option awards in Transition Period 2011. However, he will receive a payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The full amount that the Company anticipated paying to Mr. Miller regarding this dilution event is $5,316. However, the actual future payment is based on the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested on August 29, 2015. Based on vesting, the Company anticipates paying Mr. Miller 20% of the disclosed amount by March 15th of 2012, 2013, 2014, 2015 and 2016.In addition, Mr. Miller received a value in connection with his 1,200 Class A phantom units and 1,200 Class B phantom units as a result of the LUK transaction, equal to $687 less the initial strike prices of $118 and $157 per Class A phantom unit and Class B phantom unit, respectively. This amount was paid in December 2011.
(3)	Mr. Linville did not exercise any option awards in Transition Period 2011. However, he will receive a payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The full amount that the Company anticipated paying to Mr. Linville regarding this dilution event is $5,759. However, the actual future payment is based on the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested on August 29, 2015. Based on vesting, the Company anticipates paying Mr. Linville 20% of the disclosed amount by March 15th of 2012, 2013, 2014, 2015 and 2016. In addition, Mr. Linville received a value in connection with his 1,300 Class A phantom units and 1,300 Class B phantom units as a result of the LUK transaction, equal to $687 less the initial strike prices of $118 and $157 per Class A phantom unit and Class B phantom unit, respectively. This amount was paid in December 2011.
(4)	Ms. Imel did not exercise any option awards in Transition Period 2011. However, she will receive a payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The full amount that the Company anticipated paying to Ms. Imel regarding this dilution event is $4,430. However, the actual future payment is based on the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested on August 29, 2015. Based on vesting, the Company anticipates paying Ms. Imel 20% of the disclosed amount by March 15th of 2012, 2013, 2014, 2015 and 2016.In addition, Ms. Imel received a value in connection with her 1,000 Class A phantom units and 1,000 Class B phantom units as a result of the LUK transaction, equal to $687 less the initial strike prices of $118 and $157 per Class A phantom unit and Class B phantom unit, respectively. This amount was paid in December 2011.

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in the 2011 transition period.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

If the CEO’s Employment Agreement is terminated upon death or permanent disability, Mr. Hunt is entitled to:

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

  Full-term cash bonus that would have been paid if the CEO had remained employed through the end of fiscal year 2012 and 2015, pro-rated based upon the period of CEO’s employment under the Agreement through the Deemed Termination Date versus the period of employment under the Agreement through the end of the contract period; and

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal years 2010 and 2011, the 2011 transition period, and fiscal years 2012, 2013, 2014, and 2015.  The amount of compensation applied to toward the Incentive Cap through the 2011transition period is $4,666,667.

If the Employment Agreement is terminated by USPB for cause or by the CEO for other than good reason, Mr. Hunt is entitled to:

  Salary accrued to the date of termination; and

  Payment of noncompetition compensation under certain circumstances, as described below.

If the Employment Agreement is terminated by USPB other than for cause, death or disability or by CEO for reason, Mr. Hunt is entitled to:

  Salary through the end of the contract period;

  Certain fringe benefits;

  Annual incentive bonuses that would have been earned through the end of the contract period;

  Long-term cash bonus that would have been earned through the end of the contract period;

  Full-term cash bonuses that would have been earned if CEO were employed at the end of fiscal year 2012 ($861,111) and fiscal year 2015 ($825,000);

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal years 2010 and 2011, the 2011 transition period, and fiscal years 2012, 2013, 2014, and 2015.  The amount of compensation applied toward the Incentive Cap through the 2011 transition period is $4,666,667; and

  Payment of noncompetition compensation under certain circumstances, as described below.

In the event that CEO’s employment is terminated (including by expiration of the Employment  Agreement), other than by death or permanent disability or for cause under specified circumstances (being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB), as set for the in the Employment Agreement, and CEO is not employed by USPB or one of the USPB Entities (the “USPB Non-Employment”); or CEO’s employment is terminated, including by expiration of this Employment Agreement, and other than by death or permanent disability and CEO is not employed by USPB, National Beef Packing Company, LLC, or a subsidiary of either USPB or National Beef Packing Company, LLC (the “National Non-Employment”), then USPB shall provide noncompetition compensation for: (1) each of the eighteen (18) months first following the termination of employment of CEO with USPB (“USPB Noncompetition Payments”), provided USPB may terminate the USPB Noncompetition Payments prior to the end of the 18 month period if the Board of Directors determines the CEO violated the noncompetition restriction in Section 6(a) or any of the remaining obligations under Section 6 of the Employment Agreement; and (2) USPB shall pay noncompetition compensation for each of the months for the period of National Non-Employment starting after USPB Non-Employment until ten years after the LUK Closing Date (“National Noncompetition Payments”), provided that USPB may terminate the National Noncompetition Payments if, National Beef determines and USPB approves, that CEO has violated CEO’s noncompetition agreement with National Beef Packing Company, LLC.  The period in which noncompetition compensation is provided, from start to expiration or earlier termination for both of the USPB Noncompetition Payments and National Noncompetition Payments, is the “Noncompetition Period.”

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

The table below reflects compensation paid to each director during the 2011 transition period.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	3,000
Duane K. Ramsey	3,000
Joe M. Morgan	3,000
Jerry L. Bohn	2,500
Douglas A. Laue	2,500
Rex W. McCloy	2,500
Jeff H. Sternberger	2,500

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 31, 2012 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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

Security Ownership of Management

The following table furnishes information, as of March 31, 2012, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 49, and (iii) all current directors and executive officers as a group.

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

Certain Arrangements with Holders of NBP’s Membership Interests

 Simultaneous with the closing the Leucadia Transaction, all of the holders of NBP’s membership interests entered into a limited liability company agreement that provides for, among other things, election of its board of managers, the powers of its board of managers and its officers, approval rights for certain of its equity holders, restrictions and rights related to the transfer, sale or purchase of its membership interests, and preemptive and repurchase rights.

Transactions with NBP

In December 1997, USPB entered into a contract with FNB to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. During the 18 weeks ended December 31, 2011, USPB and its owners and associates provided approximately 17% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which, under the terms of our agreement with NBP, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing it offers to other suppliers. Any new purchase agreements and payment formulas with NBP must be consistent with the agreement existing at the time U.S. Premium Beef acquired the majority interest in NBP on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sells beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and NBP purchases processed lean beef from BPI at negotiated prices for use in NBP’s ground beef operations.  NBP’s aggregate sales of trim to BPI totaled approximately $66.3 million, $170.2 million, $120.4 million, and $96.9 million, respectively, in the 18 week period ended December 31, 2011, and fiscal years 2011, 2010, and 2009.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $14.3 million, $47.5 million, $40.6 million, and $28.9 million, respectively, in the 18 week period ended December 31, 2011, and fiscal years 2011, 2010, and 2009.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants.  In accordance with the agreement with BPI, NBP pays BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During the 18 week period ended December 31, 2011 and in fiscal years 2011, 2010 and 2009, NBP paid approximately $.6 million, $2.0 million, $1.9 million, and $1.7 million, respectively, to BPI in technology and support fees.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers, an independent registered public accounting firm, served as our auditors for the 18 weeks ended December 31, 2011.  KPMG, an independent registered public accounting firm, served as our auditors for the review of the quarterly report on Form 10-Q for the period ended November 26, 2011.  KPMG, an independent registered public accounting firm, served as our auditors for the fiscal year ended August 27, 2011 (thousands of dollars).

	18 Weeks Ended	Fiscal Year Ended
	December 31, 2011	August 27, 2011

Audit Fees	$160	$508
Audit Related Fees	-	-
Tax Fees	133	-
All Other Fees	-	9
Total	$293	$517

Audit Fees

Audit fees relate to the audits of our consolidated financial statements including the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees relate to consultations on accounting related matters.

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

3.2(c)

Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

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

10.2

Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

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

10.5(e)

Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

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

10.6(c)*

Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt dated April 10, 2012 (filed herewith).

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

10.22

Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.23

Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

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

Date: May 24, 2012

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title
/s/ Steven D. Hunt Steven D. Hunt	Chief Executive Officer (Principal Executive Officer)	May 24. 2012
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2012
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	May 24, 2012
/s/ Duane K. Ramsey Duane K. Ramsey	Vice Chairman of the Board	May 24, 2012
/s/ Joe M. Morgan Joe M. Morgan	Secretary of the Board	May 24, 2012
/s/ Jerry L. Bohn Jerry L. Bohn	Director	May 24, 2012
/s/ Douglas A. Laue Douglas A. Laue	Director	May 24, 2012
/s/ Rex W. McCloy Rex W. McCloy	Director	May 24, 2012
/s/ Jeff H Sternberger Jeff H. Sternberger	Director	May 24, 2012

U.S. PREMIUM BEEF, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm -PricewaterhouseCoopers LLP	F-2

Report of Independent Registered Public Accounting Firm - KPMG LLP	F-3

Consolidated Balance Sheets at December 31, 2011, August 27, 2011, and August 28, 2010	F-4

Consolidated Statements of Operations for the 18 weeks ended December 31, 2011 and years ended August 27, 2011, August 28, 2010, and August 29, 2009	F-5

Consolidated Statements of Comprehensive Income for the 18 weeks ended December 31, 2011 and years ended August 27, 2011, August 28, 2010, and August 29, 2009	F-6

Consolidated Statements of Capital Shares and Equities for the 18 weeks ended December 31, 2011 and years ended August 27, 2011, August 28, 2010, and August 29, 2009	F-7

Consolidated Statements of Cash Flows for the 18 weeks ended December 31, 2011 and years ended August 27, 2011, August 28, 2010, and August 29, 2009	F-8

Notes to Consolidated Financial Statements	F-9

National Beef Packing Company, LLC Consolidated Balance Sheet and Footnotes at December 31, 2011	F-37

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Owners

U.S. Premium Beef, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the 18 week period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its fiscal year-end from the last Saturday in August to the last Saturday in December.

/s/ PricewaterhouseCoopers, LLP
Kansas City, Missouri
May 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheets of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 27, 2011 and August 28, 2010, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the years in the three-year period ended August 27, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 27, 2011 and August 28, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective August 30, 2009, the Company adopted Accounting Standards Codification 810-10-65, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

/s/ KPMG, LLP
Kansas City, Missouri
November 16, 2011,

except for Note 2, Earnings Per Unit, which is of May 24, 2012

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	December 31, 2011	August 27, 2011	August 28, 2010
Current assets:
Cash and cash equivalents	$642,670	$78,567	$35,439
Accounts receivable, less allowance for returns and doubtful
accounts of $0, $3,368 and $2,891, respectively	-	200,254	182,237
Due from affiliates	2,333	5,868	5,089
Other receivables	-	7,448	7,399
Inventories	-	276,783	232,943
Other current assets	-	25,975	45,999
Total current assets	645,003	594,895	509,106
Property, plant, and equipment, at cost	241	608,261	546,756
Less accumulated depreciation	231	271,877	222,677
Net property, plant, and equipment	10	336,384	324,079
Goodwill	-	86,251	86,251
Other intangible assets, net of accumulated amortization of $0, $18,230 and $16,128,
respectively	-	56,520	58,606
Investments in National Beef Packing Company, LLC	165,696	-	-
Restricted cash	36,943	-	-
Other assets	418	8,119	8,695
Total assets	$848,070	$1,082,169	$986,737
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$-	$38,486	$22,412
Cattle purchases payable	-	73,407	70,208
Accounts payable - trade	44	81,245	73,562
Due to affiliates	34	486	738
Accrued compensation and benefits	5,736	83,124	82,474
Accrued insurance	-	17,271	15,048
Other accrued expenses and liabilities	9,831	19,946	27,747
Patronage notices payable in cash	42,160	-	-
Distributions payable	508,936	8,199	8,350
Total current liabilities	566,741	322,164	300,539
Long-term liabilities:
Long-term debt, excluding current installments	-	321,926	225,090
Other liabilities	-	1,954	2,443
Total long-term liabilities	-	323,880	227,533
Total liabilities	566,741	646,044	528,072
Non-controlling interest in National Beef Packing Company, LLC	-	351,071	291,746
Capital shares and equities:
Members' capital, 735,385 and 735,385 Class A units and 755,385 and 755,385
Class B units authorized, issued and outstanding	281,329	39,768	115,452
Patronage notices	-	42,130	48,682
Accumulated other comprehensive income	-	68	23
Total capital shares and equities attributable to USPB	281,329	81,966	164,157
Non-controlling interest in Kansas City Steak Company, LLC	-	3,088	2,762
Total capital shares and equities	281,329	85,054	166,919
Total liabilities, non-controlling interest in NBP and capital shares and equities	$848,070	$1,082,169	$986,737

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except unit and per unit data)

	18 weeks ended		52 weeks ended
	December 31, 2011	August 27, 2011	August 28, 2010	August 29, 2009
Net sales	$2,466,256	$6,849,467	$5,807,929	$5,449,278
Costs and expenses:
Cost of sales	2,412,144	6,473,292	5,438,033	5,187,119
Selling, general, and administrative expenses	26,040	60,669	55,461	49,129
Depreciation and amortization	15,378	54,590	53,012	45,654
Total costs and expenses	2,453,562	6,588,551	5,546,506	5,281,902
Operating income	12,694	260,916	261,423	167,376
Other income (expense):
Interest income	10	33	44	320
Interest expense	(3,261)	(11,746)	(14,854)	(23,555)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777,656	-	-	-
Equity in loss of aLF Ventures, LLC	-	-	-	(61)
Termination fee	-	-	-	14,572
Other, net	1,486	279	(7,310)	(6,388)
Total other expense	775,891	(11,434)	(22,120)	(15,112)
Income before taxes	788,585	249,482	239,303	152,264
Income tax expense	(718)	(2,590)	(939)	(965)
Net income	787,867	246,892	238,364	151,299
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(454)	(551)	(963)	(1,292)
National Beef Packing Company, LLC	(5,420)	(78,747)	(76,450)	(50,024)
Net income attributable to U.S. Premium Beef, LLC	$781,993	$167,594	$160,951	$99,983

Earnings per unit:
Basic
Class A units	$106.27	$21.80	$29.24	$44.57
Class B units	$931.10	$190.98	$174.24	$90.29
Diluted
Class A units	$104.47	$21.44	$28.78	$44.05
Class B units	$931.10	$190.98	$174.24	$90.29
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	737,052
Diluted
Class A units	748,055	747,600	747,334	744,039
Class B units	755,385	755,385	755,385	737,052

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)

	18 weeks ended		52 weeks ended
	December 31, 2011	August 27, 2011	August 28, 2010	August 29, 2009
Net income	$787,867	$246,892	$238,364	$151,299
Other comprehensive income (expense):
Foreign currency translation adjustments	(30)	45	24	(24)

Comprehensive income	787,837	246,937	238,388	151,275
Comprehensive income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	(454)	(551)	(963)	(1,292)
National Beef Packing Company, LLC	(5,420)	(78,747)	(76,450)	(50,024)
Comprehensive income attributable to USPB	$781,963	$167,639	$160,975	$99,959

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(thousands of dollars)

				Non-controlling
			Accumulated	interest in
			other	Kansas City	Total capital
	Members'	Patronage	comprehensive	Steak	shares and
	capital	notices	(loss) income	Company, LLC	equities
Balance at August 30, 2008	$75,831	$50,642	$23	$1,464	$127,960
Foreign currency translation adjustment	-	-	(24)	-	(24)
Allocation of net income for the year
ended August 29, 2009	99,983	-	-	1,292	101,275
Step up accounting for acquisition of non-controlling
interests	63,027	-	-	-	63,027
Equity issuance related to CEO option exercise	1,040	-	-	-	1,040
Adjustment to fair value of non-controlling interest	(75,945)	-	-	-	(75,945)
Partner distributions	(52,851)	-	-	-	(52,851)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(389)	(389)
Redemption of patronage notices	-	(1,960)	-	-	(1,960)

Balance at August 29, 2009	$111,085	$48,682	$(1)	$2,367	$162,133
Foreign currency translation adjustment	-	-	24	-	24
Allocation of net income for the year
ended August 28, 2010	160,951	-	-	963	161,914
Adjustment to fair value of non-controlling interest	(82,710)	-	-	-	(82,710)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(568)	(568)
Partner distributions	(73,874)	-	-	-	(73,874)

Balance at August 28, 2010	$115,452	$48,682	$23	$2,762	$166,919
Foreign currency translation adjustment	-	-	45	-	45
Allocation of net income for the year
ended August 27, 2011	167,594	-	-	551	168,145
Adjustment to fair value of non-controlling interest	(68,718)	-	-	-	(68,718)
Redemption of patronage notices	-	(6,552)	-	-	(6,552)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(225)	(225)
Partner distributions	(174,560)	-	-	-	(174,560)

Balance at August 27, 2011	$39,768	$42,130	$68	$3,088	$85,054
Foreign currency translation adjustment	-	-	(30)	-	(30)
Allocation of net income for the 18 week period
ended December 31, 2011	781,993	-	(38)	(3,088)	778,867
Partner distributions	(530,274)	-	-	-	(530,274)
Redemption of patronage notices	-	(42,130)	-	-	(42,130)
Adjustment to fair value
of non-controlling interest	(10,159)	-	-	-	(10,159)
Balance at December 31, 2011	$281,329	$-	$-	$-	281,329

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	18 weeks ended		52 weeks ended
	December 31, 2011	August 27, 2011	August 28, 2010	August 29, 2009
Cash flows from operating activities:
Net income	$787,867	$246,892	$238,364	$151,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,378	54,590	53,012	45,654
Gain on sale of majority interest in National Beef Packing Co., LLC	(777,656)	-	-	-
Termination fee	-	-	-	(14,572)
Gain on disposal of property, plant, and equipment	(646)	(1,557)	(75)	(13)
Amortization of debt issuance costs	440	1,440	1,516	-
Write-off of debt issuance costs	-	436	496	1,462
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	21,802	(18,017)	(9,816)	45,602
Due from affiliates	(980)	(777)	(501)	2,498
Other receivables	(1,788)	(49)	(234)	(1,773)
Inventories	(3,716)	(43,840)	(57,643)	17,180
Other assets	(900)	19,960	(30,625)	990
Cattle purchases payable	14,697	3,639	4,425	(3,963)
Accounts payable	2,529	9,462	463	(615)
Due to affiliates	1,130	(254)	(312)	40
Accrued compensation and benefits	(47,800)	650	25,921	8,273
Accrued insurance	2,662	2,223	(1,296)	3,426
Other accrued expenses and liabilities	(8,625)	(8,290)	12,666	3,792
Net cash provided by operating activities	4,394	266,508	236,361	259,280
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(18,548)	(68,345)	(49,536)	(40,791)
Proceeds from sale of majority interest in National Beef Packing Co., LLC, net	593,584	-	-	-
Termination fee	-	-	-	14,572
Acquisition of businesses	-	-	-	(11,007)
Proceeds from sale of property, plant, and equipment	-	5,118	1,399	1,406
Net cash provided by (used in) investing activities	575,036	(63,227)	(48,137)	(35,820)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	16,156	(27,000)	(7,168)	22,801
Borrowings under term note payable	-	175,000	275,000	-
Repayments of other indebtedness/capital leases	(539)	(1,310)	(6,430)	(8,547)
Purchase and cancellation of Senior Notes	-	-	(66,855)	(62,542)
Payments of patronage notices	(20,262)	(6,552)	-	(1,960)
Payments of notes payable and fees	(18,500)	(33,780)	(252,933)	(26,742)
Cash paid for financing costs	(733)	(1,261)	(5,194)	(1,343)
Change in overdraft balances	31,865	(2,051)	19,817	(13,012)
Member capital redeemed	-	-	(8,000)	(125,484)
Minority owner capital contribution	-	-	-	19,643
Distributions to non-controlling interests in National Beef Packing Company, LLC	(10,719)	(88,684)	(46,025)	(31,945)
Partnership distributions and redemptions	(12,566)	(174,560)	(73,874)	(52,851)
Net cash used in financing activities	(15,298)	(160,198)	(171,662)	(281,982)
Effect of exchange rate changes on cash	(29)	45	24	(24)
Net increase (decrease) in cash	564,103	43,128	16,586	(58,546)
Cash and cash equivalents at beginning of period	78,567	35,439	18,853	77,399
Cash and cash equivalents at end of period	$642,670	$78,567	$35,439	$18,853
Supplemental cash disclosures:
Cash paid during the period for interest	$3,203	$11,120	$13,934	$23,250
Cash paid during the period for taxes, net of $0, $0, $0, and $925 refunds,
respectively	$341	$800	$814	$(76)
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$-	$187	$139	$70
Issuance of equity for the exercise of CEO's options	$-	$-	$-	$1,040

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia), NBP, NBPCo Holdings, LLC (NBPCo), TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo), and TMK Holdings, LLC (TMK Holdings) (the “Purchase Agreement”). The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (the “National Interests”) from the Company for $646,777,342 and 19.8775% of the National Interests from NBPCo for $228,591,527; (ii) pursuant to pre-existing put rights, NBP will purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75,946,955; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7,500,000 (the “Leucadia Transaction”). Upon consummation of the Leucadia Transaction, the parties will own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which was to become effective upon closing. The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December. This Transition Report on Form 10-KT reports our financial results for the 18 week period ended December 31, 2011, which we refer to as the “18 week period” or “transition period” throughout this report. Following the transition period, the Company will file annual reports for each 52 week or 53 week period ended on the last Saturday in December, beginning with the 52 week period ended December 29, 2012.

NBP and its subsidiaries sell meat products to customers in the food service, international, further processor, and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas. National Carriers, Inc. (National Carriers), NBP’s wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to NBP and third parties and National Elite Transportation, LLC (National Elite), a wholly- owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC (NBL), a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In connection with its initial acquisition of its interest in FNB, USPB owns the right and is subject to the obligation to deliver cattle annually to NBP. This agreement remains in effect with NBP. The price received for cattle is based upon pricing grids determined by USPB and NBP, which reflect current market conditions. The Cattle Purchase Agreement is effective as long as USPB is a partner in NBP. Cattle delivered by USPB, which approximated 17% of NBP’s total cattle processed in transition period ended December 31, 2011, are processed in NBP’s three processing facilities.

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

Capital Structure of NBP

a)   Effective December 30, 2011

The Leucadia Transaction closed on December 30, 2011. The parties own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%. In conjunction with the transaction, NBP amended its LLC agreement, which resulted in the creation of one class of equity interests.

b)   August 28, 2011 through December 29, 2011 and Fiscal Years 2011, 2010 and 2009

Class A Interests. Class A interests were non-voting and were entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP’s tax year quarters in cash to the extent permitted by the NBP’s senior lenders and the indenture governing the senior notes. The face amount of the Class A interests, together with all unpaid priority distributions, were redeemed as a part of the Leucadia Transaction.

Class A1 Interests. Class A1 interests were non-voting and were entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if NBP’s EBITDA does not meet certain tests. For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests were deemed to be converted to Class B interests as a part of the Leucadia Transaction.

Class B Interests. Class B interests were entitled to receive all assets available for distribution upon liquidation after payment of the Class A and Class A1 face amounts together with all unpaid Class A and Class A1 priority distributions. Class B interests were allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A and Class A1 priority distributions. In addition, the holders of Class B interests were entitled to receive quarterly distributions to make tax payments which consist of 48% of NBP’s remaining estimated taxable net income after the Class A and Class A1 priority distributions were made. The voting power of the members (voting either directly or by action of the board of managers designated by the members) was determined based upon the number of Class B interests held.

USPB held approximately 69.3% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owned approximately 24.8% of the Class B interests, as well as Class A and Class A1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein owned approximately 5.9% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non-controlling interests in NBP on USPB’s balance sheet represents Class A, A1 and B interests held by NBPCo Holding and Class A and Class B interests held by affiliates of Timothy M. Klein (see Note 13).

(2)   Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation

In the transition period and fiscal years 2011, 2010 and 2009, the Company’s consolidated financial statements included the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation. As a result of the Leucadia Transaction, the Company’s balance sheet as of December 31, 2011 was not consolidated. USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

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

Fiscal Year

With the closing of the Leucadia Transaction on December 30, 2011, the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December. Following the transition period, the Company will file annual reports for each 52 week or 53 week period ended on the last Saturday in December, beginning with the 52 week period ended December 29, 2012.

Historically, the Company’s fiscal year consists of 52 or 53 weeks, ended on the last Saturday in August. Fiscal years 2011, 2010 and 2009 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2011, August 27, 2011 and August 28, 2010, the Company had cash and cash equivalents of $642.7 million, $78.6 million and $35.4 million, respectively.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the 18 weeks ended December 31, 2011 and fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009 (thousands of dollars).

	Beginning			Fair Value	Ending
Period Ending	Balance	Provision	Charge Off	Adjustment	Balance

18 Weeks Ended December 31, 2011	$(3,368)	$(2,252)	$2,441	$(3,179)	$0
Fiscal Year Ended August 27, 2011	$(2,891)	$(7,584)	$7,107	0	$(3,368)
Fiscal Year Ended August 28, 2010	$(1,511)	$(9,211)	$7,831	0	$(2,891)
Fiscal Year Ended August 29, 2009	$(1,665)	$(6,201)	$6,355	0	$(1,511)

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

Inventories at December 31, 2011, August 27, 2011 and August 28, 2010 consisted of the following (thousands of dollars):

	December 31,	August 27,	August 28,
	2011	2011	2010
Product inventories:
Dressed and boxed meat products	$-	$173,853	$154,927
Beef by-products	-	57,009	46,891
Supplies and other	-	45,921	31,125
Total Inventory	$-	$276,783	$232,943

Investment in National Beef Packing Company, LLC

As a result of the Leucadia Transaction, beginning on December 31, 2011, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. As of December 31, 2011, USPB’s investment in NBP was $165.7 million.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 31, 2011, August 27, 2011 and August 28, 2010 follows (thousands of dollars):

	December 31,	August 27,	August 28,
	2011	2011	2010
Land and improvements	$-	$35,268	$27,310
Building and improvements	-	140,036	128,326
Machinery and equipment	37	378,254	334,270
Furniture and fixtures	117	11,801	10,115
Trailers and automotive equipment	87	3,688	5,008
Construction in process	-	39,214	41,727
Total property, plant, and equipment, at cost	241	608,261	546,756
Accumulated depreciation	(231)	(271,877)	(222,677)
Property, plant, and equipment, net	$10	$336,384	$324,079

Debt Issuance Costs

On April 16, 2009, NBP’s Credit Facility was amended to permit the redemption of NBP’s membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 interests to help fund the redemption. In addition, the terms of NBP’s Credit Facility were amended to: (1) increase the borrowings under NBP’s Credit Facility by up to $100.0 million, of which up to $75.0 million is under NBP’s term loan and $25.0 million is under NBP’s revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing NBP’s senior notes and require the repurchase or redemption of $100 million aggregate principal amount of NBP’s senior notes; (6) increase the amount of capital expenditures NBP can make in any fiscal year from $50 million to $60 million, or $65 million if NBP expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring NBP to maintain a Funded Debt to EBITDA ratio. The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, was capitalized and is being amortized over the life of the related debt instruments.

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

In connection with NBP’s redemption of the minority interests in NBP (see Note 3 for further detail of the redemption), USPB recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $5.0 million as goodwill.

In accordance with ASC 350, goodwill was tested for impairment and, for fiscal years 2011 and 2010, management determined there was no impairment.

The amounts of goodwill are as follows (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31,	August 27,	August 28,
	2011	2011	2010
Beginning balance	$86,251	$86,251	$86,251
Adjustment for deconsolidation	(86,251)	-	-
Ending balance	$-	$86,251	$86,251

The amounts of other intangibles assets are as follows (thousands of dollars):

		December 31, 2011		August 27, 2011		August 28, 2010
	Weighted
	Average	Gross		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	16.4 years	$-	$-	$51,980	$18,828	$51,964	$16,128
Intangible assets not subject to amortization:
Trademarks	indefinite	-	-	22,770	-	22,770	-

Total intangible assets		$-	$-	$74,750	$18,828	$74,734	$16,128

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

For the 18 week period ended December 31, 2011 and fiscal years 2011, 2010, and 2009, the Company recognized $1.2 million, $2.1 million, $4.0 million, and $2.8 million, respectively, of amortization expense on intangible assets.

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows. Overdraft balances totaled $20.1 million, $0.2 million, and $0.0 million as of December 31, 2011, August 27, 2011, and August 28, 2010, respectively.

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

The provision for income taxes for NBP is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of USPB, as the results of operations are included in the taxable income of the individual members. However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2011, 2010, and 2009.

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

Advertising and Promotion Expenses

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Advertising and promotion expenses are charged to operations in the period incurred and were $3.2 million, $6.4 million, $5.3 million, and $4.6 million in the transition period ended December 31, 2011, and fiscal years 2011, 2010, and 2009, respectively.

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

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units. Upon termination of the CEO employment agreement and until 18 months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units. The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement. The CEO exercised his right to purchase 20,000 Class B units at an exercise price of $0 per unit in fiscal year 2009 and, as a result, there was no dilution for the Class B units in the transition period ended December 31, 2011, and fiscal years 2011, 2010 and 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Income Per Unit Calculation
(thousands of dollars, except unit and per unit data)	Dec-11	2011	2010	2009

Basic income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$78,149	$16,029	$21,505	$32,778
Class B	$703,339	$144,266	$131,619	$66,549

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	737,052

Per unit amount
Class A	$106.27	$21.80	$29.24	$44.57
Class B	$931.10	$190.98	$174.24	$90.29

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$78,149	$16,029	$21,505	$32,778
Class B	$703,339	$144,266	$131,619	$66,549

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,670	12,215	11,949	8,654
Units (denominator)	748,055	747,600	747,334	744,039

Weighted average outstanding Class B units	755,385	755,385	755,385	737,052
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	737,052

Per unit amount
Class A	$104.47	$21.44	$28.78	$44.05
Class B	$931.10	$190.98	$174.24	$90.29

The Company identified an immaterial error in the manner in which earnings per unit have historically been calculated. Certain affiliates of NBP’s current Chief Executive Officer, Timothy M. Klein (collectively referred to herein as the “Klein Affiliates”) entered into a unit redemption agreement on April 13, 2009 which provided the right at any time after July 31, 2011, to request that NBP repurchase their interests, the value of which was to be determined by a specified formula. This formula-based valuation differed from estimates of fair value from period to period. When the differences between the estimated fair value of the non-controlling interest in NBP held by the Klein Affiliates and the formula-based valuation are appropriately considered this reduces the amount of net earnings allocated to NBP’s owners and thus to the Company’s unitholders for their proportionate share. This matter impacted the earnings per unit calculation for historical periods discussed below but did not impact net income or cash flows for any period presented. The error was an overstatement of the earnings per unit for all periods. The Company assessed the materiality of this item in the period of the agreement and all subsequent periods in accordance with the SEC’s guidance in Staff Accounting Bulletin (“SAB”) 99 and concluded that the error was not material to any period. Additional details of the non-controlling interest are also discussed in Note 13. This immaterial correction of an error has been recorded in the accompanying consolidated financial statements as follows:

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Consolidated Statements of Operations

	Original	Adjustments	As Adjusted
	August 27, 2011		August 27, 2011
Earnings per unit
Basic
Class A units	$22.79	$(0.99)	$21.80
Class B units	$199.68	$(8.70)	$190.98
Diluted
Class A units	$22.42	$(0.98)	$21.44
Class B units	$199.68	$(8.70)	$190.98

	August 28, 2010		August 28, 2010
Earnings per unit
Basic
Class A units	$30.74	$(1.50)	$29.24
Class B units	$183.15	$(8.91)	$174.24
Diluted
Class A units	$30.25	$(1.47)	$28.78
Class B units	$183.15	$(8.91)	$174.24

	August 29, 2009		August 29, 2009
Earnings per unit
Basic
Class A units	$44.87	$(0.30)	$44.57
Class B units	$90.89	$(0.60)	$90.29
Diluted
Class A units	$44.35	$(0.30)	$44.05
Class B units	$90.89	$(0.60)	$90.29

Note 2 (Earnings Per Unit)

Income Per Unit Calculation	Original	Adjustments	As Adjusted
(thousands of dollars, except unit and per unit data)	2011		2011

Basic income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$16,759	$(730)	$16,029
Class B	$150,835	$(6,569)	$144,266

Weighted average outstanding units (denominator)
Class A	735,385	-	735,385
Class B	755,385	-	755,385

Per unit amount
Class A	$22.79	$(0.99)	$21.80
Class B	$199.68	$(8.70)	$190.98

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$16,759	$(730)	$16,029
Class B	$150,835	$(6,569)	$144,266

Weighted average outstanding Class A units	735,385	-	735,385
Effect of dilutive securities - Class A unit options	12,215	-	12,215
Units (denominator)	747,600	-	747,600

Weighted average outstanding Class B units	755,385	-	755,385
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	755,385	-	755,385

Per unit amount
Class A	$22.42	$(0.98)	$21.44
Class B	$199.68	$(8.70)	$190.98

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Income Per Unit Calculation	Original	Adjustments	As Adjusted
(thousands of dollars, except unit and per unit data)	2010		2010

Basic income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$22,604	$(1,099)	$21,505
Class B	$138,347	$(6,728)	$131,619

Weighted average outstanding units (denominator)
Class A	735,385	-	735,385
Class B	755,385	-	755,385

Per unit amount
Class A	$30.74	$(1.50)	$29.24
Class B	$183.15	$(8.91)	$174.24

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$22,604	$(1,099)	$21,505
Class B	$138,347	$(6,728)	$131,619

Weighted average outstanding Class A units	735,385	-	735,385
Effect of dilutive securities - Class A unit options	11,949	-	11,949
Units (denominator)	747,334	-	747,334

Weighted average outstanding Class B units	755,385	-	755,385
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	755,385	-	755,385

Per unit amount
Class A	$30.25	$(1.47)	$28.78
Class B	$183.15	$(8.91)	$174.24

Income Per Unit Calculation	Original	Adjustments	As Adjusted
(thousands of dollars, except unit and per unit data)	2009		2009

Basic income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$32,995	$(217)	$32,778
Class B	$66,989	$(440)	$66,549

Weighted average outstanding units (denominator)
Class A	735,385	-	735,385
Class B	737,052	-	737,052

Per unit amount
Class A	$44.87	$(0.30)	$44.57
Class B	$90.89	$(0.60)	$90.29

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$32,995	$(217)	$32,778
Class B	$66,989	$(440)	$66,549

Weighted average outstanding Class A units	735,385	-	735,385
Effect of dilutive securities - Class A unit options	8,654	-	8,654
Units (denominator)	744,039	-	744,039

Weighted average outstanding Class B units	737,052	-	737,052
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	737,052	-	737,052

Per unit amount
Class A	$44.35	$(0.30)	$44.05
Class B	$90.89	$(0.60)	$90.29

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17 (Quarterly Results - unaudited)
	Basic Earnings Per		Diluted Earnings Per
	Class A Unit	Class B Unit	Class A Unit	Class B Unit
Transition Period
Original
Quarter ended November 26, 2011	$1.21	$10.64	$1.19	$10.64
Adjustments	$(0.70)	$(6.19)	$(0.69)	$(6.19)
As Adjusted
Quarter ended November 26, 2011	$0.51	$4.45	$0.50	$4.45

	Basic Earnings Per		Diluted Earnings Per
	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2011 Quarterly Results
Original
November 27, 2010	$4.82	$42.24	$4.75	$42.24
Adjustments	$(0.25)	$(2.22)	$(0.25)	$(2.22)
As Adjusted
November 27, 2010	$4.57	$40.02	$4.50	$40.02

Original
February 26, 2011	$5.17	$45.34	$5.09	$45.34
Adjustments	$(0.13)	$(1.18)	$(0.13)	$(1.18)
As Adjusted
February 26, 2011	$5.04	$44.16	$4.96	$44.16

Original
May 28, 2011	$5.43	$47.58	$5.34	$47.58
Adjustments	$(0.26)	$(2.26)	$(0.26)	$(2.26)
As Adjusted
May 28, 2011	$5.17	$45.32	$5.08	$45.32

Original
August 27, 2011	$7.37	$64.53	$7.24	$64.53
Adjustments	$(0.35)	$(3.05)	$(0.34)	$(3.05)
As Adjusted
August 27, 2011	$7.02	$61.48	$6.90	$61.48

	Basic Earnings Per		Diluted Earnings Per
	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2010 Quarterly Results
Original
November 28, 2009	$9.06	$24.89	$8.92	$24.89
Adjustments	$(0.56)	$(1.56)	$(0.56)	$(1.56)
As Adjusted
November 28, 2009	$8.50	$23.33	$8.36	$23.33

Original
February 27, 2010	$4.25	$37.21	$4.18	$37.21
Adjustments	$(0.36)	$(3.13)	$(0.35)	$(3.13)
As Adjusted
February 27, 2010	$3.89	$34.08	$3.83	$34.08

Original
May 29, 2010	$7.07	$61.95	$6.96	$61.95
Adjustments	$(0.33)	$(2.93)	$(0.33)	$(2.93)
As Adjusted
May 29, 2010	$6.74	$59.02	$6.63	$59.02

Original
August 28, 2010	$7.11	$62.27	$6.99	$62.27
Adjustments	$(0.16)	$(1.38)	$(0.15)	$(1.38)
As Adjusted
August 28, 2010	$6.95	$60.89	$6.84	$60.89

(3)   Acquisitions

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition to the $55.8 million cash consideration provided by USPB, NBP also borrowed $50 million to finance a portion of the redemptions. Of these borrowings, $34.3 million was deemed additional purchase price for USPB, which brought the Company’s share of the total purchase price to $90.1 million.

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

As a result of USPB’s sale of a majority of its ownership interest in NBP to Leucadia, the remaining depreciable and amortizable value that was recognized as a part of the minority ownership redemption described in this footnote was written off and resulted in a decrease to members’ capital.

(4)   Divestiture, Deconsolidation

On December 30, 2011, the Company sold 79.6% of its ownership interest in NBP to Leucadia National Corporation for approximately $646.8 million and deconsolidated it. The gain on the deconsolidation and sale was approximately $777.7 million. As a result of the sale, beginning on December 31, 2011, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The Company’s retained interest in NBP of $165.7 million is accounted for as an equity method investment and is recorded at fair value plus equity in undistributed earnings of NBP as of December 31, 2011.

(5) Long-Term Debt and Loan Agreements

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 31, 2011, August 27, 2011 and August 28, 2010, debt consisted of the following (thousands of dollars):

	December 31,	August 27,	August 28,
	2011	2011	2010
Short-term debt:
Current portion of long-term debt (a,b)	$-	$37,000	$21,030
Current portion of capital lease obligations and other (e)	-	1,486	1,382
	$-	$38,486	$22,412
Long-term debt:
Term loan facility (b)	$-	$305,250	$180,000
Industrial Development Revenue Bonds (c)	-	12,245	12,245
10 1/2% Senior Notes (d)	-	-	-
Revolving credit facility (a,b)	-	-	27,000
Long-term capital lease obligations and other (e)	-	4,431	5,845
	$-	$321,926	$225,090
Total debt	$-	$360,412	$247,502

(a) Master Loan Agreement

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

All of the $15 million revolving credit commitment was available at the end of the transition period. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

On December 30, 2011, in connection with the closing of the Leucadia Transaction, the Company and CoBank entered into the Consent and First Amendment to Pledge Agreement and Security Agreement, by which CoBank agreed to (i) consent to the Membership Interest Sale and the PA Distribution, (ii) release its security interest in, and liens on, the Membership Interests being sold pursuant to the Membership Interest Sale, (iii) consent to the National Beef Pledge and (iv) consent to the amendments and restatements of the National Beef Operating Agreement and the PA Newco Operating Agreement. The National Beef Pledge grants National Beef a perfected security interest in and to USPB’s membership interests in, and distributions from, NBP, subject only to the prior first priority security interest held by CoBank.

The Company was in compliance with all of the Master Loan Agreement debt covenants as of December 31, 2011.

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

		Base Rate
		Advance Line
		of Credit and
		Swing Line	LIBOR Rate
Borrowing Base	Funded Debt to EBITDA	Loans and	Line of Credit
Availability Level	Ratio	Term Loans	Loan	LC Fees	Non-Use Fee
Level 1	Less than 1:50:1:00	0.75%	1.75%	1.75%	0.250%

Level 2	Greater than 1:50:1:00 and
	less than 2:50:1:00	1.00%	2.00%	2.00%	0.375%

Level 3	Greater than or equal to
	2:50:1:00	1.50%	2.50%	2.50%	0.500%

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

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under the Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity. The $5.9 million series were paid at maturity on October 21, 2009. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% for the 18 weeks ended December 31, 2012, 0.3% in fiscal year 2011 and 0.5% in fiscal year 2010. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum. The average per annum interest rate for this series of bonds for the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010 was 0.2%, 0.3% and 0.4%, respectively. These bonds have a maturity date of October 1, 2016. NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

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

Other Commitments

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.7 million, $0.8 million, $1.7 million, and $1.4 million was paid in each of the 18 weeks ended December 31, 2011 and fiscal years 2011, 2010 and 2009, respectively.

NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.

(6)    Employee Compensation and Benefits

The cooperative established a phantom stock option plan for the CEO which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 12, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units. The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively. In August 2009, the CEO exercised 20,000 Class B units at an exercise price of $0 per unit. The Company recognizes compensation expense for the CEO’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price. For the CEO’s phantom plan, an increase in compensation expense of $1.2 million was recognized in the 18 week period ended December 31, 2011, and a $1.0 million increase was recognized in fiscal year 2011, a decrease in compensation expense of $0.4 million was recognized in fiscal year 2010, and an increase of $1.5 million was recognized in fiscal year 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB, other than the CEO. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. The phantom units will vest over a 5 year period. For the management phantom plan, an increase in compensation expense of $2.6 million was recognized in the 18 week period ended December 31, 2011 and an increase in compensation expense of $0.8 million was recognized in fiscal year 2011.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.5 million, $1.1 million, $0.9 million, and $0.7 million for the transition period and fiscal years 2011, 2010, and 2009, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $0.2 million, $0.9 million, $0.8 million and $0.7 million for the transition period and fiscal years 2011, 2010 and 2009, respectively.

Postretirement Benefits— Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits. Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $0.1 million, $0.0 million, and $0.2 million, for the transition period and fiscal years 2011, 2010 and 2009, respectively, and are included in other, net.

The health care trend rate used to value the accumulated benefit obligation at December 31, 2011 is a rate of 8.0% per year, declining by 0.5% per year to an ultimate rate of 5.0% in 2017 and thereafter. The discount rate used to value the accumulated benefit obligation is 5%. The unfunded accumulated benefit obligation was $1.4 million and $1.4 million at August 27, 2011 and August 28, 2010, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

(7)   Other Income

Other non-operating income, net was $1.5 million and $0.3 million for the 18 week period ended December 31, 2011 and for the fiscal year ended 2011, respectively, while other non-operating expense, net was $7.3 million and $6.4 million in the fiscal years ended 2010 and 2009, respectively. Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 6 Employee Compensation and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows. Other non-operating income, net for the 18 weeks ended December 31, 2011 primarily includes approximately $0.6 million of income related to gains on the sale of fixed assets and $1.0 million due to a reduction in state tax accruals. Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, which was partially offset by $0.8 million in expenses related to an abandoned IPO effort. Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort. In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights. Other non-operating expense, net for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs. In addition, approximately $0.7 million of obsolete parts were written off at NBP’s case ready facilities during fiscal year 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)   Income Taxes

Income tax expense includes the following current and deferred provisions (thousands of dollars):

	18 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended
	December 31,	August 27,	August 28,	August 29,
	2011	2011	2010	2009
Current provision:
Federal	$490	$1,689	$61	$144
State	201	1,422	958	733
Foreign	27	54	80	77
Total current tax expense	718	3,165	1,099	954
Deferred provision:
Federal	-	(500)	(144)	32
State	-	(75)	(16)	(21)
Foreign	-	-	-	-
Total deferred tax expense	-	(575)	(160)	11
Total income tax expense	$718	$2,590	$939	$965

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to net income attributable to USPB before income taxes) as follows (thousands of dollars):

	18 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended
	December 31,	August 27,	August 28,	August 29,
	2011	2011	2010	2009
Computed “expected” income tax expense	$273,949	$59,564	$56,661	$35,332
Passthrough “expected” income tax expense	(273,457)	(58,339)	(56,656)	(35,066)
State taxes, net of federal	182	1,264	928	686
Other	44	101	6	13
Total income tax expense	$718	$2,590	$939	$965

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011, August 27, 2011 and August 28, 2010 are presented below (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December	August 27,	August 28,
Deferred tax assets:	31, 2011	2011	2010
Accounts receivable, due to allowance for doubtful accounts	$-	$247	$189
Intangible assets	-	336	370
Self-insurance and workers compensation accruals	-	1,171	1,044
Employee benefit accruals	-	44	27
Plant and equipment, principally due to differences in depreciation	-	40
Total gross deferred tax assets	-	1,838	1,630
Deferred tax liabilities:
Prepaid assets	-	5	43
Property, plant, and equipment, principally due to differences in depreciation	-	444	718
Total gross deferred tax liabilities	-	449	761
Net deferred tax assets	$-	$1,389	$869

Net deferred tax assets and liabilities at December 31, 2011, August 27, 2011 and August 28, 2010 are included in the consolidated balance sheet as follows (thousands of dollars):

	December 31,	August 27,	August 28,
	2011	2011	2010
Other current assets	$-	$1,838	$1,630
Other liabilities	-	449	761
	$-	$1,389	$869

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates. During the 18 week period ended December 31, 2011 USPB’s unitholders and associates provided approximately 17% of NBP’s cattle requirements and in fiscal years 2011, 2010 and 2009, provided approximately 20%. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At December 31, 2011, August 27, 2011 and August 28, 2010, the Company had payables to unitholders in the amount of $0.0 million. At December 31, 2011, August 27, 2011 and August 28, 2010, the Company had receivables from unitholders and associates in the amount of $0.0, million, $0.1 million and $0.1 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the 18 week period ended December 31, 2011 and fiscal years 2011, 2010, and 2009, NBP had sales and purchases with the following related parties (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	18 weeks ended	52 weeks ended	52 weeks ended	53 weeks ended
	December 31, 2011	August 27, 2011	August 28, 2010	August 29, 2009
Sales to:
Beef Products, Inc.(1)	$66,322	$170,227	$120,362	$96,896
Total Sales to Affiliate	$66,322	$170,227	$120,362	$96,896

Purchases from:
Beef Products, Inc.(1)	$14,257	$47,508	$40,649	$28,930
Total Purchases from Affiliate	$14,257	$47,508	$40,649	$28,930

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

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants. In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. During the 18 weeks ended December 31, 2011 and fiscal years 2011, 2010 and 2009, NBP paid approximately $0.6 million, $2.0 million, $1.9 million, and $1.7 million, respectively, to BPI in technology and support fees.

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

As a result of the Company’s deconsolidation of NBP, the Company does not carry any assets or liabilities on its consolidated balance sheet at fair value as of December 31, 2011. The following table details the assets and liabilities measured at fair value on a recurring basis as of August 27, 2011 and August 28, 2010, and the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

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

  Forward purchase contracts for cattle for use in NBP’s beef plants

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

As a result of the Company’s deconsolidation of NBP, the Company does not carry any derivative instruments on its consolidated balance sheet as of December 31, 2011. The following table presents the fair values and other information regarding derivative instruments not designated as hedging instruments as of fiscal years ended August 27, 2011 and August 28, 2010 (thousands of dollars):

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

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the 18 weeks ended December 31, 2011 and fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009 (thousands of dollars):

	Location of Gain
Derivatives Not	(Loss)
Designated as	Recognized in
Hedging	Income on
Instruments	Derivatives	Amount of Gain (Loss) Recognized in Income On Derivatives
		18 weeks ended		Fiscal year ended
		December 31, 2011	August 27, 2011	August 28, 2010	August 29, 2009

Commodity contracts Net sales		$6,271	$6,975	$14,860	$(37,386)
Commodity contracts Cost of sales		(3,866)	(33,829)	(2,397)	22,224
Total		$2,405	$(26,854)	$12,463	$(15,162)

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

On June 1, 2006, NBP completed the acquisition of the assets of Brawley Beef. As a result of the acquisition, USPB issued 44,160 new Class A units and 44,160 new Class B units to Brawley Beef in exchange for 44,160 limited partnership units in National Beef California, LP (NBC), a subsidiary of National Beef. USPB then exchanged the limited partnership units with National Beef for a higher ownership percentage in National Beef. Immediately following the issuance, there were 736,005 Class A units and 736,005 Class B units.

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

Patronage Notices. Patronage Notices do not constitute units or membership interests in the Company, and holders will not be unitholders or associates of the Company by virtue of holding Patronage Notices. As was the case in the cooperative, Patronage Notices will be paid by the Company at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion. Upon liquidation, holders of Patronage Notices will be paid before holders of Class A and Class B interests. Patronage Notices carry no other or additional rights. USPB’s Board of Directors authorized the redemption of the outstanding patronage notices as a result of USPB’s sale of a majority of its ownership interest in NBP to LUK.

(13)  Non-controlling Interest

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, certain affiliates of NBP’s Chief Executive Officer, Timothy M. Klein (collectively referred to herein as “the Klein Affiliates”), and/or NBPCo Holdings, LLC (NBPCo Holdings) had the right to request that NBP repurchase their interests, the value of which was to be determined by a specified formula or a mutually agreed appraisal process. If NBP was unable to effect the repurchase within a specified time, the requesting member(s) had the right to cause a sale process to commence.

Generally accepted accounting principles required the Company to determine the fair value of the non-controlling interest in NBP at the end of each reporting period. The carrying value of non-controlling interest in NBP reflects fair value. In determining the fair value of the non-controlling interest in NBP held by NBPCo Holdings as of August 27, 2011 and August 28, 2010, management considered previous redemption prices, valuations of peer companies and other factors. The non-controlling interest in NBP held by the Klein Affiliates as of August 27, 2011 and August 28, 2010 was valued based upon a contractually stipulated valuation formula. As a result of the Leucadia Transaction, the put rights held by the Klein Affiliates and NBPCo Holdings were eliminated. The accumulated adjustment to fair value of the non-controlling interest was also eliminated which resulted in an increase to members’ capital.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Customer Concentration

In the 18 weeks ended December 31, 2011 and fiscal years 2011, 2010 and 2009 one customer with its consolidated subsidiaries represented 9.3%, 8.7%, 9.5% and 9.6%, respectively, of total sales, with no other customer representing more than 3.6%, 3.3%, 3.0% and 4.0%, respectively, of total sales.

Sales to Foreign Countries

NBP had sales outside the United States in the 18 weeks ended December 31, 2011 and fiscal years 2011, 2010 and 2009 of approximately $269.6 million, $865.2 million, $636.9 million and $608.2 million, respectively. No single country outside the United States of America accounted for more than 3.6% of total sales. The amount of assets maintained outside the United States of America is not material.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16) Transition Period Comparative Data

		17 weeks
	18 weeks	ended
	ended	December
	December	25, 2010
	31, 2011	(unaudited)
	(millions of dollars)
Statement of Operations Data:
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	26.0	18.6
Depreciation and amortization	15.4	17.2

Operating income	12.7	71.8

Other income (expense):
Interest income	-	0.0
Interest expense	(3.3)	(3.7)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7
Other, net	1.5	0.6
Total other expense, net	775.9	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	787.9	68.3
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
National Beef Packing Company, LLC	(5.4)	(21.1)
Net income attributable to U.S. Premium Beef, LLC	$782.0	$46.3

Earnings per unit:
Basic
Class A units	$106.27	$6.05
Class B units	$931.10	$53.00
Diluted
Class A units	$104.47	$5.95
Class B units	$931.10	$53.00

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	748,055	747,600
Class B units	755,385	755,385

Statement of Cash Flow Data:
Net cash provided by operating activities	$4.4	$50.4
Net cash provided by (used in) investing activities	575.0	(19.8)
Net cash used in financing activities	(15.3)	(14.1)
Effect of exchange rate changes on cash	(0.0)	0.0
Net increase in cash	$564.1	$16.6

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)  Quarterly Results (Unaudited)

Selected quarterly financial data for the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010 are set forth below (dollars in thousands, except per unit data):

			Net
			Income
		Operating	Attributable	Basic Earnings Per		Diluted Earnings Per
	Net Sales	Income	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
Transition Period:
Qtr ended November 26, 2011	$1,775,715	$15,980	$8,928	$0.51	$4.45	$0.50	$4.45
Month ended December 31, 2011	690,541	(3,286)	773,065	$105.76	$926.65	$103.97	$926.65
	$2,466,256	$12,694	$781,993

2011 quarterly results:
November 27, 2010	$1,587,320	$54,398	$35,449	$4.57	$40.02	$4.50	$40.02
February 26, 2011	1,652,606	60,615	38,051	$5.04	$44.16	$4.96	$44.16
May 28, 2011	1,772,903	62,469	39,931	$5.17	$45.32	$5.08	$45.32
August 27, 2011	1,836,638	83,434	54,163	$7.02	$61.48	$6.90	$61.48
	$6,849,467	$260,916	$167,594

2010 quarterly results:
November 28, 2009	$1,342,610	$43,350	$25,465	$8.50	$23.33	$8.36	$23.33
February 27, 2010	1,340,926	54,245	31,233	$3.89	$34.08	$3.83	$34.08
May 29, 2010	1,537,879	80,390	51,992	$6.74	$59.02	$6.63	$59.02
August 28, 2010	1,586,514	83,438	52,261	$6.95	$60.89	$6.84	$60.89
	$5,807,929	$261,423	$160,951

NATIONAL BEEF PACKING COMPANY, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
F-38
Consolidated Balance Sheets at December 31, 2011
F-39
Notes to Consolidated Financial Statements
F-40

Report of Independent Auditors

To the Board of Managers and Members

National Beef Packing Company, LLC:

In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  This financial statement is the responsibility of the Company’s management; our responsibility is to express an opinion on this financial statement based on our audit.  We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation.  We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated balance sheet, the Company changed its fiscal year-end from the last Saturday in August to the last Saturday in December.

/s/ PricewaterhouseCoopers, LLP

Kansas City, Missouri

May 24, 2012

National Beef Packing Company, LLC
Consolidated Balance Sheets
(thousands of dollars)

Assets	December 31, 2011
Current assets:
Cash and cash equivalents	$18,481
Accounts receivable	179,593
Due from affiliates	6,814
Other receivables	9,236
Inventories	280,499
Other current assets	25,305
Total current assets	519,928
Property, plant, and equipment, at cost
Land and improvements	17,859
Buildings and improvements	162,179
Machinery and equipment	201,934
Trailers and automotive equipment	10,897
Furniture and fixtures	4,117
Construction in progress	49,180
446,166
Less accumulated depreciation	-
Total property, plant, and equipment	446,166
Goodwill	8,915
Other intangibles	809,569
Other assets	3,359
Total assets	$1,787,937
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$29,262
Cattle purchases payable	101,301
Accounts payable - trade	82,277
Due to affiliates	1,584
Accrued compensation and benefits	29,588
Accrued insurance	19,933
Other accrued expenses and liabilities	10,402
Distributions payable	3,112
Total current liabilities	277,459
Long-term liabilities:
Long-term debt, excluding current installments	404,214
Other liabilities	2,486
Total long-term liabilities	406,700
Total liabilities	684,159
Capital shares and equities:
Members' capital:
Members' capital attributable to NBP	1,099,710
Accumulated other comprehensive income attributable to NBP	-
Non-controlling interest in Kansas City Steak Company, LLC	4,068
Total members' capital	1,103,778
Total liabilities and members' capital	$1,787,937

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (the Company) is a Delaware limited liability company. The Company and its subsidiaries sell meat products to customers in the food service, international, further processor and retail distribution channels. The Company also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to the Company. As of December 31, 2011, approximately 43% or our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 7).

On December 30, 2011, Leucadia National Corporation (Leucadia) acquired a 78.9% interest in the Company for aggregate net cash consideration of $867.9 million (see Note 3).

NOTE 2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated balance sheet of the Company includes the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. A consolidated statement of operations or cash flows are not presented as the information would not be meaningful to an investor since earnings and cash flows would reflect financial information for a single day, December 31, 2011. Activity for this day would not be material or important for an investor.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ended on the last Saturday in December. The Company's fiscal year was changed as a result of the Leucadia acquisition (see note 3) from the last Saturday in August to the last Saturday in December. The period ended December 31, 2011, as reported within these financial statements is an 18 week period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2011, the Company had cash and cash equivalents of $18.5 million, as presented in the consolidated balance sheet.

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

Inventories at December 31, 2011 consisted of the following (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
 Consolidated Financial Statements

December 31,
2011

Dressed and boxed meat products	$167,013
Beef by-products	50,356
Supplies and other	63,130
Total Inventory	$280,499

Property, plant and equipment

Property, plant and equipment are recorded at fair value as of December 31, 2011 as a result of the Leucadia transaction. Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets.

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

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value. For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists. The Company calculates the fair value of each reporting unit using estimates of future cash flows. All of the Company’s goodwill has been allocated to the Core Beef segment. As of December 31, 2011, goodwill arising from the Leucadia Transaction (see note 3) totaled $8.9 million.

The amounts of other intangible assets are as follows (amounts in thousands):

		December 31, 2011
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$405,180	$-
Tradenames	20	260,059	-
Cattle supply contracts	15	143,500	-
Other	10	830	-
	18	$809,569	$-

The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 31, 2011, for each of the next five years and thereafter (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
 Consolidated Financial Statements

Estimated amortization expense for fiscal years ended:
2012	$45,167
2013	45,168
2014	45,168
2015	45,168
2016 (1)	46,036
Thereafter	582,862
Total	$809,569

Overdraft Balances

The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances. Overdraft balances of $90.8 million were included in trade accounts and cattle purchases payables at December 31, 2011.

Self-insurance

The Company is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.

Environmental Remediation Liabilities

Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Taxes

Deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated balance sheet. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2010, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of other debt approximates its fair value at December 31, 2011, as substantially all such debt has a variable interest rate.

Derivatives and Hedging Activities

The Company uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, the Company accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market. ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities.

NOTE 3. ACQUISITION

On December 30, 2011, Leucadia acquired a controlling interest in the Company for aggregate net cash consideration of $867.9 million (the “Acquisition”). Pursuant to a membership interest purchase agreement among the Company, Leucadia, US Premium Beef, LLC (USPB), NBPCo Holdings, TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo) and TMK Holdings (TMK), the following transactions occurred in sequence on the closing date. TKK, TMKCo and TMK are entities controlled by the chief executive officer of the Company.

(a) Leucadia purchased 76.1% of the Company from USPB and NBPCo Holdings for aggregate cash consideration of $875.4 million.

(b) TKK and TMKCo exercised their put rights with respect to their aggregate 5.1% interest in the Company and the Company redeemed their interest for aggregate cash payments of $75.9 million. The Company borrowed funds under its revolving credit facility to finance the redemption. Upon completion of this redemption Leucadia's interest in National Beef increased to 79.6%.

(c) TMK purchased a .7% interest in the Company from Leucadia for a cash payment of $7.5 million, reducing the Leucadia's interest to 78.9%.

A portion of the purchase price payable to USPB and NBPCo was placed on deposit with an escrow agent to secure certain indemnification obligations. Upon consummation of the transactions on the closing date, Leucadia owned 78.9%, USPB owned 15.1%, NBPCo owned 5.3%, and TMKCo owned 0.7% of the Company.

The following table reflects the preliminary allocation of the consideration paid to the assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interests in the Company (in thousands):

Assets:	December 30, 2011
Current assets:
Cash and cash equivalents	$18,481
Trade, notes and other receivables	195,643
Inventory	280,499
Prepaids and other current assets	25,305
Total current assets	519,928
Intangible assets and goodwill	818,484
Other assets	3,359
Property, plant, and equipment	446,166
Total assets	$1,787,937

Liabilities
Current liabilities:
Trade payables and expense accruals	$234,451
Other current liabilities	13,746
Debt due within one year	29,262
Total current liabilities	277,459
Other non-current liabilities	2,486
Long-term debt	328,267
Total liabilities	608,212

Redeemable equity interests	304,356

Net assets acquired	$875,369

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

To assist the Company's management in its determination of the fair value of property and equipment, identifiable intangible assets and equity value, the Company engaged an independent valuation and appraisal firm. The methods used by the Company's management to determine the fair values included estimating the business enterprise value through the use of a discounted cash flow analysis. Property and equipment asset valuations included an analysis of depreciated replacement cost and current market prices. The Company considered several factors to determine the fair value of property and equipment, including local market conditions, recent market transactions, the size, age, condition, utility and character of the property, the estimated cost to acquire replacement property, an estimate of depreciation from use and functional obsolescence and the remaining expected useful life of the assets.

Amounts allocated to product inventories were principally based on quoted commodity prices on the acquisition date. For other components of working capital, the historical carrying values approximated fair values. The Company's long-term debt principally consists of its senior credit facility payable to its bank group, which was renegotiated in June 2011. In December 2011, the lenders consented to the acquisition as required by the credit facility, and to certain other amendments to the facility's covenants; the pricing of the credit facility remained the same. In addition to these factors, the Company also analyzed changes in market interest rates from June 2011 and concluded that the principal amount due under the credit facility approximated its fair value on the acquisition date.

The fair value of TKK and TMKCo's redeemable noncontrolling interests was the amount paid to redeem those interests as described above. The fair value of other redeemable noncontrolling interests was determined based upon the purchase price paid by Leucadia for its interest. The redeemable equity interests are included in members' capital attributable to NBP in the consolidated balance sheet at December 31, 2011.

Amounts allocated to intangible assets, the amortization period and goodwill were as follows:

	Gross Carrying
	Amount
	(amounts in	Amortization
	thousands)	Period
Customer relationships	$405,180	18
Tradenames	260,059	20
Cattle supply contracts	143,500	15
Other	830	10
Subtotal, intangible assets	$809,569
Goodwill	8,915
Total	$818,484

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for annual and interim periods beginning after December 31, 2011. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for annual and interim periods beginning after December 31, 2011. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require a change in the presentation of the Company's comprehensive income from the statement of members' (deficit)/capital, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted under certain circumstances. The Company does not believe that adoption of this standard will have a material impact on the Company's financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

NOTE 5. LONG-TERM DEBT AND LOAN AGREEMENTS

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 31, 2011, debt consisted of the following:

December 31, 2011
(amounts in
thousands)
Short-term debt:
Current portion of long-term debt (a,b)	$27,750
Current portion of capital lease obligations and other (c)	1,512
$29,262
Long-term debt:
Term loan facility (a)	$296,000
Industrial Development Revenue Bonds (b)	12,245
Revolving credit facility (a)	92,103
Long-term capital lease obligations and other (c)	3,866
$404,214
Total debt	$433,476

(a)        Senior Credit Facilities— Effective as of June 4, 2010, our Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors.

On June 10, 2011, the Company's Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio and (3) extend the maturity date of the Credit Facility to June 4, 2016.

On December 5, 2011, NBP’s Credit Facility was amended and restated to (1) permit the Leucadia Transaction, (2) adjust the Company’s fiscal year, and (3) allow for the updated distribution percentage.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different rations of funded debt to EBITDA as depicted in the table below:

		Base Rate
		Advance Line
		of Credit and
		Swing Line	LIBOR Rate
Borrowing Base	Funded Debt to EBITDA	Loans and	Line of Credit
Availability Level	Ratio	Term Loans	Loan	LC Fees	Non-Use Fee
Level 1	Less than 1:50:1:00	0.75%	1.75%	1.75%	0.25%

Level 2	Greater than 1:50:1:00 and
	less than 2:50:1:00	1.00%	2.00%	2.00%	0.375%

Level 3	Greater than or equal to
	2:50:1:00	1.50%	2.50%	2.50%	0.50%

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

As of December 31, 2011 the interest rate for the term loan and revolving loan was equal to 2.05% and 2.20%, respectively.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. As of December 31, 2011, the Company had $130.8 million in borrowing availability under the revolving credit agreement.

Effective as of the June 10, 2011 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of $9.25 million. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

The Credit Facility contains customary affirmative covenants relating to NBP LLC and its subsidiaries, including, without limitation, conduct of business, maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements. The facility also contains customary negative covenants relating to NBP LLC and its subsidiaries, including, without limitation, restrictions on: distributions, mergers, asset sales, investments and acquisitions, encumbrances, affiliate transactions, and ERISA matters. The ability of NBP LLC and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, or failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans. The Credit Facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

(b)      Industrial Development Revenue Bonds—Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings. Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility and leased the facility to the Company for an identical term under a capital lease. The Company purchased the City's bonds with proceeds of its term loan under the Credit Facility. Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under our Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity. As of December 31, 2011, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October 1, 2009. Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% for the 18 weeks ended December 31, 2011. The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, the Company assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum. The average per annum interest rate for this series of bonds for the 18 weeks ended December 31, 2011 was 0.3%. These bonds have a maturity date of October 1, 2016. The Company has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings. Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase our equipment within our Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease. The Company purchased the City's bonds with proceeds of our term loan under the Credit Facility. Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(a)      Capital and Operating Leases—the Company leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at December 31, 2011, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
For the fiscal years ended December:	(amounts in thousands)
2012	$1,472	$13,973
2013	1,519	11,483
2014	2,307	10,243
2015	-	5,634
2016	-	3,023
Thereafter	-	2,097
Net minimum lease payments	$5,298	$46,453
Less amount representing interest	(584)
Present value of net minimum lease payments	$4,714

The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 31, 2011, are as follows:

Minimum
Principal
Maturities
(amounts in thousands)
Fiscal Year ending December:
2012	$29,262
2013	38,559
2014	39,307
2015	40,430
2016	283,918
Thereafter	2,000
Total minimum principal maturities	$433,476

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20 year period. Payments under the commitment will be $0.8 million in each of the fiscal years 2012 through 2016, with the remaining balance of $5.8 million to be paid in subsequent years.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Cattle Commitment - The Company makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities. The Company’s cattle commitments as of December 31, 2011 were $101.4 million.

NOTE 6. RETIREMENT PLANS

     The Company maintains a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

     The Company has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement.

     Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.

     The health care trend rate used to value the accumulated benefit obligation at December 31, 2011 is a rate of 8.0% per year, declining by 0.5% per year to an ultimate rate of 5% in 2017 and thereafter. The discount rate used to value the accumulated benefit obligation is 5%. The unfunded accumulated benefit obligation was $1.3 million at December 31, 2011 and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 7. INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 are presented below:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
 Consolidated Financial Statements

December 31,
2011
Deferred tax assets:	(in thousands)
Accounts receivable, due to allowance for doubtful accounts	$247
Intangible assets	336
Self-insurance and workers compensation accruals	1,171
Employee benefit accruals	44
Plant and equipment, principally due to differences in depreciation	40
Total gross deferred tax assets	1,838
Deferred tax liabilities:
Prepaid assets	5
Property, plant, and equipment, principally due to differences in depreciation	444
Total gross deferred tax liabilities	449
Net deferred tax assets	$1,389

Net deferred tax assets and liabilities at December 31, 2011 are included in the consolidated balance sheet as follows:

December 31,
2011
(in thousands)
Other current assets	$1,838
Other liabilities	449
$1,389

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at December 31, 2011. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Company than would be obtained from an unaffiliated party.

At December 31, 2011, the amount due from BPI (an affiliate of NBPCo Holdings) for sale of beef trimmings was approximately $6.8 million. At December 31, 2011, the amount due to BPI for the purchase of processed lean beef was approximately $1.6 million.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008.

In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to the Company, entered into a contract with USPB to purchase a portion of its annual cattle requirements. In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to the Company relative to: (i) USPB’s ownership in the Company and (ii) the number of cattle processed annually by the Company. At the beginning of fiscal year 2005, USPB converted to a limited liability company. USPB now facilitates the delivery of cattle annually to the Company through its individual producer-owners. The purchase price for the cattle is determined by the Company’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of the Company’s competitors and may not be less favorable than pricing grids offered to other suppliers.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

NOTE 9. FAIR VALUE MEASUREMENTS

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

  Level 1 — quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

  Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  Level 3 — unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 31, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$3,816	$88	$3,728	$-

Other accrued expenses and
liabilities - derivatives	$2,802	$2,802	$-	$-

Management has used the valuation firm associated with the Leucadia acquisition to determine the value of the capital subject to redemption as of December 31, 2011.

NOTE 10. DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices. To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 31, 2011. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features. The Company has $10.7 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheets as of December 31, 2011.

The following table presents the fair values as discussed in Note 11 and other information regarding derivative instruments not designated as hedging instruments as of December 31, 2011 (in thousands of dollars):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

December 31, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$3,816	liabilities	$2,802
Total		$3,816		$2,802

NOTE 11. LEGAL PROCEEDINGS

The Company is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 24, 2012, the date the financial statements were available for issuance.