Form 10-Q
period 2012-03-31
U. S. Premium Beef, LLC
filed 2012-06-15
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The registrant’s units are not traded on an exchange or in any public market.  As of May 31, 2012, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “our” and “us” refer to U.S. Premium Beef, LLC and its consolidated subsidiaries. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP), a Delaware limited liability company, and “USPB” refers to U.S. Premium Beef, LLC prior to consolidation.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Consolidated Balance Sheets
(thousands of dollars, except unit data)
	March 31,	December 31,
Assets	2012	2011

Current assets:
Cash and cash equivalents	$65,419	$642,670
Accounts receivable	386	-
Due from affiliates	37	2,333
Total current assets	65,842	645,003
Property, plant, and equipment, at cost	244	241
Less accumulated depreciation	233	231
Net property, plant, and equipment	11	10
Investment in National Beef Packing Company, LLC	162,990	165,696
Restricted cash	36,943	36,943
Other assets	380	418
Total assets	$266,166	$848,070

Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$34	$44
Due to affiliates	24	34
Accrued compensation and benefits	1,875	2,559
Other accrued expenses and liabilities	4,662	9,831
Patronage notices payable in cash	278	42,160
Distributions payable	498	508,936
Total current liabilities	7,371	563,564
Long-term liabilities:
Accrued compensation and benefits	3,381	3,177
Total liabilities	10,752	566,741
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	255,414	281,329
Total liabilities and capital shares and equities	$266,166	$848,070

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended
	March 31, 2012	March 26, 2011

Net sales	$-	$1,660,821

Costs and expenses:
Cost of sales	-	1,564,454
Selling, general, and administrative expenses	2,089	16,446
Depreciation and amortization	2	13,485
Total costs and expenses	2,091	1,594,385

Operating (loss) income	(2,091)	66,436

Other income (expense):
Interest income	27	8
Interest expense	(13)	(3,379)
Equity interest in net loss of National Beef Packing Company, LLC	(2,706)	-
Other, net	-	732
(Loss) income before taxes	(4,783)	63,797

Income tax expense	-	(563)
Net (loss) income	(4,783)	63,234
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(43)
National Beef Packing Company, LLC	-	(20,644)
Net (loss) income attributable to U.S. Premium Beef, LLC	$(4,783)	$42,547

(Loss) earnings per unit:
Basic
Class A units	$(0.65)	$5.65
Class B units	$(5.70)	$49.52
Diluted
Class A units	$(0.65)	$5.56
Class B units	$(5.70)	$49.52

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	735,385	747,306
Class B units	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)
	13 weeks ended	13 weeks ended
	March 31, 2012	March 26, 2011
Net (loss) income	$(4,783)	$63,234
Other comprehensive income:
Foreign currency translation adjustments	-	10
Comprehensive (loss) income	$(4,783)	$63,244
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(43)
National Beef Packing Company, LLC	-	(20,644)
Comprehensive (loss) income attributable to USPB	$(4,783)	$42,557

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
	13 weeks ended	13 weeks ended
	March 31, 2012	March 26, 2011

Cash flows from operating activities:
Net (loss) income	$(4,783)	$63,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2	13,485
Equity in losses of National Beef Packing Company, LLC	2,706	-
Gain on disposal of property, plant, and equipment	-	(272)
Amortizaton of debt issuance costs	-	366
Changes in assets and liabilities:
Accounts receivable	(386)	(3,392)
Due from affiliates	2,296	(1,417)
Other receivables	-	60
Inventories	-	(34,946)
Other assets	38	(20,309)
Cattle purchases payable	-	118
Accounts payable	(10)	5,888
Due to affiliates	(10)	(582)
Accrued compensation and benefits	(480)	18,762
Accrued insurance	-	(1,505)
Other accrued expenses and liabilities	3,650	13,858
Net cash provided by operating activities	3,023	53,348
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(3)	(17,930)
Proceeds from sale of property, plant, and equipment	-	1,119
Net cash used in investing activities	(3)	(16,811)
Cash flows from financing activities:
Net receipts under revolving credit lines	-	(143,659)
Payments of term notes payable	-	(9,507)
Borrowings of term notes payable	-	175,000
Repayments of other indebtedness / capital leases	-	(306)
Payments of patronage notices	(21,868)	-
Change in overdraft balances	(19,563)	(35,897)
Distributions to noncontrolling interests in National Beef Packing Company, LLC	-	(18,116)
Member distributions	(538,840)	(32,814)
Net cash used in financing activities	(580,271)	(65,299)
Effect of exchange rate changes on cash	-	10
Net decrease in cash	(577,251)	(28,752)
Cash and cash equivalents at beginning of the period	642,670	52,030
Cash and cash equivalents at end of the period	$65,419	$23,278

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-KT on file with the Securities and Exchange Commission (SEC), for the transition period ended December 31, 2011.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

As a result of the transaction with Leucadia National Corporation (Leucadia) on December 30, 2011 in which Leucadia purchased 56.2415% of the membership interests in National Beef Packing Company, LLC (NBP) from the Company, the Company’s financial statements are no longer consolidated with NBP.  USPB’s remaining 15.0729% investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. In the 13 weeks ended March 26, 2011, the Company’s consolidated financial statements included the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Historically, the Company’s fiscal year consisted of a 52 or 53 week period, which ended on the last Saturday in August.  With the closing of the transaction with Leucadia, the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.  The Company will file annual reports for each 52 week or 53 week period ended on the last Saturday in December, beginning with the 52 week period ended December 29, 2012.

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the quarter ended March 31, 2012 (thousands of dollars).

Balance at December 31, 2011	$281,329
Allocation of net loss for the quarter ended March 31, 2012	(4,783)
Member distributions	(21,131)
Balance at March 31, 2012	$255,414

 (3) Disclosure about Derivative Instruments and Hedging Activities

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative instruments pursuant to its established policies:

  Forward purchase contracts for cattle for use in the beef plants

  Exchange traded futures contracts for cattle

  Exchange traded futures contracts for grain

While NBP management believes each of these instruments helps mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of goods sold in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as normal purchases and sales and not recorded at fair value.

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen week periods ended March 31, 2012 and March 26, 2011 (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on	Amount of Gain (Loss) Recognized in
Instruments	Derivatives	Income On Derivatives
		13 weeks ended	13 weeks ended
		March 31, 2012	March 26, 2011

Commodity contracts	Net sales	$-	$(333)
Commodity contracts	Cost of sales	-	(1,521)
Total		$-	$(1,854)

(4) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen week periods ended March 31, 2012 and March 26, 2011, income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until eighteen months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of the CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement. The diluted loss per Class A unit calculation in the following table excludes the effect of the 20,000 Class A unit purchase rights noted above for the thirteen week period ended March 31, 2012, as the effect of including them would have been anti-dilutive to the loss per Class A unit calculation.

Certain affiliates of NBP’s current Chief Executive Officer, Timothy M. Klein (collectively referred to herein as the “Klein Affiliates”) entered into a unit redemption agreement on April 13, 2009 which provided the right at any time after July 31, 2011, to request that NBP repurchase their interests, the value of which was to be determined by a specified formula.  This formula-based valuation differed from estimates of fair value from period to period.  When the differences between the estimated fair value of the non-controlling interest in NBP held by the Klein Affiliates and the formula-based valuation are appropriately considered this reduces the amount of net earnings allocated to NBP’s owners and thus to the Company’s unitholders for their proportionate share.  The difference between the two values for the period ended March 26, 2011 is reflected in the table below.  The units subject to the unit redemption agreement were redeemed as part of the Leucadia transaction and do not have an impact on the EPU calculation for the quarter ended March 31, 2012.

Income Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 31, 2012	March 26, 2011

Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$(478)	$4,156
Class B	$(4,305)	$37,408

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(0.65)	$5.65
Class B	$(5.70)	$49.52

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$(478)	$4,156
Class B	$(4,305)	$37,408

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	-	11,921
Units (denominator)	735,385	747,306

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$(0.65)	$5.56
Class B	$(5.70)	$49.52

(5) Investment in National Beef Packing Company, LLC

USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen week periods ended March 31, 2012 and March 26, 2011 (thousands of dollars):

	13 weeks ended	13 weeks ended
	March 31, 2012	March 26, 2011
Net sales	$1,790,555	$1,660,821

Costs and expenses:
Cost of sales	1,772,219	1,564,454
Selling, general, and administrative expenses	14,033	12,799
Depreciation and amortization	20,308	12,636
Total costs and expenses	1,806,560	1,589,889

Operating (loss) income	(16,005)	70,932

Other income (expense):
Interest income	3	5
Interest expense	(3,016)	(3,369)
Other, net	1,421	722
(Loss) income before taxes	(17,597)	68,290

Income tax expense	(420)	(506)
Net (loss) income	(18,017)	67,784
Less: net income (loss) attributable to Kansas City Steak Company, LLC	64	(43)
Net (loss) income attributable to NBP	$(17,952)	$67,741

NBP's net (loss) income attributable to USPB	$(2,706)	$47,097

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

When the transaction closed, the Company received consideration of approximately $646.8 million; of that amount approximately $609.8 million was immediately paid to USPB in cash.  The remaining amount of approximately $37.0 million was deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement.  If no indemnification claims arise during a period of two years after the closing of the Purchase Agreement, those remaining funds (or any portion remaining after payment of any indemnification claims) will be distributed to USPB.  USPB distributed a portion of the cash consideration received at closing to each unitholder in the amount of approximately $70 (before applicable tax withholding, if any) for each USPB Class A unit and $617 for each USPB Class B unit held by such unitholder.  The total distribution to Class A and Class B unitholders was approximately $517.7 million.  The Company also paid all outstanding patronage notices, which totaled approximately $42.1 million.  In addition, the Company’s fiscal year has been changed to the last Saturday in December.

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

In connection with completion of the transactions governed by the Purchase Agreement, the Company entered into a Pledge Agreement with NBP (Pledge Agreement).  The Pledge Agreement was entered into in order to secure the payment and performance of the Company’s obligations under the Cattle Purchase and Sale Agreement.  Under the terms of the Pledge Agreement, the Company has granted NBP a perfected security interest in and to the Company’s Membership Interests in NBP (Collateral), subject only to the prior first priority security interest in the Collateral held by CoBank, ACB (CoBank), up to a maximum principal amount of $15.0 million plus fees and expenses, pursuant to the Pledge Agreement dated July 26, 2011 by and between the Company and CoBank.

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

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on NBP’s operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may have a material adverse effect on NBP’s revenues and net income.

In December 2010, the USDA announced that China has agreed to resume talks with the Unites States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or NBP’s operations and there can be no assurance that such talks will occur or result in a re-opening of China’s market to U.S. beef products.

In March 2011, a major earthquake followed by a tsunami hit the east coast of Japan and caused significant damage to parts of the country.  A portion of NBP’s export sales are delivered to Japan, and while we cannot presently assess the full long-term economic impact of the earthquake and tsunami on NBP’s operations, so far there have been few interruptions.

Investment in National Beef Packing Company, LLC

USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products.  Because NBP operates in a large and liquid market, it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of cattle herd expansion.

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the first quarter of fiscal year 2012 was the lowest first quarter ratio during the past ten years.  Due in part to the declining U.S. cattle herd, average cattle prices have increased to record levels.  However, the increase in NBP’s revenue per head has not kept pace with the rise in the cost for cattle, resulting in reduced margins.

As part of NBP’s operations, it is exposed to market risks from changes in certain commodity prices.  To manage these risks, NBP may enter into forward purchase contracts for cattle and exchange traded futures and options contracts for cattle or grain.  While these instruments are intended to mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded in net sales or cost of goods sold in the period of change.

During the thirteen week period ended March 31, 2012, NBP obtained approximately 20% of its cattle requirements through USPB.

USPB Results of Operations

As a result of the Purchase Agreement, which is discussed further in Recent Events above, USPB’s financial statements were not consolidated with NBP’s for the period ended March 31, 2012.  Unless otherwise indicated, all significant changes in financial statement line items between the first quarters of fiscal years 2012 and 2011 are due to this change in reporting.

Thirteen weeks ended March 31, 2012 compared to thirteen weeks ended March 26, 2011

Net Sales.  Net sales were $0.0 million for the thirteen weeks ended March 31, 2012 compared to approximately $1,660.8 million for the thirteen weeks ended March 26, 2011.

Cost of Sales.  Cost of sales were $0.0 million for the thirteen weeks ended March 31, 2012 compared to approximately $1,564.5 million for the thirteen weeks ended March 26, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $2.1 million for the thirteen weeks ended March 31, 2012 compared to approximately $16.4 million for the thirteen weeks ended March 26, 2011, a decrease of approximately $14.3 million.  The $16.4 million in the prior year included $3.6 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $1.6 million less than the same period a year ago.  That decrease is primarily due to lower compensation expense on the phantom unit plans.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $0.0 million for the thirteen weeks ended March 31, 2012 compared to approximately $13.5 million for the thirteen weeks ended March 26, 2011, a decrease of approximately $13.5 million.

Operating (Loss) Income.  Operating loss was approximately $2.1 million for the thirteen weeks ended March 31, 2012 compared to operating income of approximately $66.4 million for the thirteen weeks ended March 26, 2011, a decrease of approximately $68.5 million.

Interest Expense.  Interest expense was $0.0 million for the thirteen weeks ended March 31, 2012 compared to $3.4 million for the thirteen weeks ended March 26, 2011, a decrease of $3.4 million.

Equity Interest in Net Loss of National Beef Packing Company, LLC.  Equity in NBP was a loss of $2.7 million for the thirteen weeks ended March 31, 2012 compared to $0.00 million for the thirteen weeks ended March 26, 2011, a decrease of $2.7 million.  As of December 31, 2012 and going forward, USPB will carry its 15.0729% investment in NBP under the equity method of accounting.

Income Tax Expense.  Income tax expense was $0.0 million and $0.6 million for the thirteen weeks ended March 31, 2012 and March 26, 2011, respectively.   Income tax expense in the prior year period was recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net (Loss) Income.  As a result of the factors described above, net loss for the thirteen-week period ended March 31, 2012 was approximately $4.8 million compared to net income of approximately $63.2 million for the thirteen-week period ended March 26, 2011, a decrease of approximately $68.0 million.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended March 31, 2012 was $0.0 million compared to $20.6 million in the same period a year ago, a decrease of $20.6 million. The noncontrolling interest in NBP represented the minority owners’ interest in NBP’s earnings while USPB was consolidating NBP.

Net (Loss) Income Attributable to USPB.  Net loss attributable to USPB for the thirteen-week period ended March 31, 2012 was approximately $4.8 million compared to net income of approximately $42.5 million for the thirteen-week period ended March 26, 2011, a decrease of approximately $47.3 million.

Liquidity and Capital Resources

As of March 31, 2012, USPB had net working capital of approximately $58.4 million, which included cash and cash equivalents of $65.4 million and $0.5 million in distributions payable and $0.3 million in patronage notices payable.  As of December 31, 2011, we had net working capital of approximately $82.9 million, which included cash and cash equivalents of $642.7 million, with $508.9 million in distributions payable and $42.2 million in patronage notices payable.

As of March 31, 2012, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Credit Facility as of March 31, 2012.

We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support working capital and capital expenditures.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the transition period ended December 31, 2011.

Operating Activities

Net cash provided by operating activities in the thirteen weeks ended March 31, 2012 was approximately $3.0 million compared to net cash provided by operating activities of approximately $53.3 million in the thirteen weeks ended March 26, 2011.  The thirteen weeks ended March 31, 2012, includes a $2.3 million tax distribution received from NBP.

Investing Activities

Net cash used in investing activities was approximately $0.0 million in the thirteen weeks ended March 31, 2012 compared to approximately $16.8 million in the thirteen weeks ended March 26, 2011.

Financing Activities

Net cash used by financing activities was approximately $580.3 million in the thirteen weeks ended March 31, 2012 compared to net cash used in financing activities of approximately $48.6 million in the thirteen weeks ended March 26, 2011.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.  Overdraft balances in the current period relate to distribution and patronage redemption checks that were issued but have not cleared as of the balance sheet date.

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

All of the $15 million revolving credit commitment was available as of March 31, 2012.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Comparative Data

As a result of the transaction with Leucadia on December 30, 2011 in which Leucadia purchased 56.2415% of the membership interests in NBP from the Company, the Company’s financial statements are no longer consolidated with NBP.  USPB’s investment in NBP will instead be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  The following table provides a comparison of the Company’s statement of operations for the 13 week period ended March 31, 2012 to the 13 week period ended March 26, 2011, both of which reflect our investment in NBP under the equity method of accounting.

	13 weeks ended	13 weeks ended
(Non-GAAP)	March 31, 2012	March 26, 2011
	(thousands of dollars)
Statement of Operations Data:
Net sales	$-	$-
Operating loss	$(2,091)	$(4.496)
Equity interest in net (loss) income of National Beef Packing Company, LLC	$(2,706)	$47,097
Net (loss) income	$(4,783)	$42,547

Statement of Cash Flow Data:
Net cash provided by operating activities	$3,023	$19,966
Net cash used in financing activities	(580,271)	(49,771)
Net decrease in cash	$(577,248)	$(29,805)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As part of NBP’s operations, it is exposed to market risks from changes in certain commodity prices.  To manage these risks, NBP may enter into forward purchase contracts for cattle and exchange traded futures and options contracts for cattle or grain.  While these instruments are intended to mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded in net sales or cost of goods sold in the period of change.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of March 31, 2012, the company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-KT for the transition period ended December 31, 2011 have not materially changed.  Please refer to the Company’s report on Form 10-KT for the transition period ended December 31, 2011 to consider those risk factors.

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

Date: June 15, 2012

