Form 10-Q
period 2012-06-30
U. S. Premium Beef, LLC
filed 2012-08-09
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The registrant’s units are not traded on an exchange or in any public market.  As of July 28, 2012, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Consolidated Balance Sheets
(thousands of dollars, except unit data)
	June 30,	December 31,
Assets	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$60,795	$642,670
Accounts receivable	384	-
Due from affiliates	44	2,333
Total current assets	61,223	645,003
Property, plant, and equipment, at cost	244	241
Less accumulated depreciation	234	231
Net property, plant, and equipment	10	10
Investment in National Beef Packing Company, LLC	165,723	165,696
Restricted cash	36,943	36,943
Other assets	373	418
Total assets	$264,272	$848,070

Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$71	$44
Due to affiliates	30	34
Accrued compensation and benefits	1,853	2,559
Other accrued expenses and liabilities	94	9,831
Patronage notices payable in cash	236	42,160
Distributions payable	198	508,936
Total current liabilities	2,482	563,564
Long-term liabilities:
Accrued compensation and benefits	3,376	3,177
Total liabilities	5,858	566,741
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	258,414	281,329
Total liabilities and capital shares and equities	$264,272	$848,070

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$1,811,591	$-	$3,472,412

Costs and expenses:
Cost of sales	-	1,703,172	-	3,267,626
Selling, general, and administrative expenses	1,546	14,839	3,635	31,285
Depreciation and amortization	2	13,649	3	27,134
Total costs and expenses	1,548	1,731,660	3,638	3,326,045

Operating (loss) income	(1,548)	79,931	(3,638)	146,367

Other income (expense):
Interest income	9	4	35	12
Interest expense	(17)	(3,365)	(30)	(6,744)
Equity interest in net income of National Beef Packing Company, LLC	7,034	-	4,328	-
Other, net	(106)	(317)	(106)	415
Income before taxes	5,372	76,253	589	140,050

Income tax expense	-	(819)	-	(1,382)
Net income	5,372	75,434	589	138,668
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(97)	-	(140)
National Beef Packing Company, LLC	-	(23,750)	-	(44,394)
Net income attributable to U.S. Premium Beef, LLC	$5,372	$51,587	$589	$94,134

Earnings per unit:
Basic
Class A units	$0.73	$6.73	$0.08	$12.38
Class B units	$6.40	$58.94	$0.70	$108.46
Diluted
Class A units	$0.72	$6.61	$0.08	$12.17
Class B units	$6.40	$58.94	$0.70	$108.46

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	748,219	748,570	748,158	747,992
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$5,372	$75,434	$589	$138,668
Other comprehensive income:
Foreign currency translation adjustments	-	11	-	21
Comprehensive income	$5,372	$75,445	$589	$138,689
Comprehensive income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(97)	-	(140)
National Beef Packing Company, LLC	-	(23,750)	-	(44,394)
Comprehensive income attributable to USPB	$5,372	$51,598	$589	$94,155

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
	26 weeks ended	26 weeks ended
	June 30, 2012	June 25, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$589	$138,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3	27,134
Equity in net income of National Beef Packing Company, LLC	(4,328)	-
Distribution from National Beef Packing Company, LLC	4,300	-
Gain on disposal of property, plant, and equipment	-	(596)
Amortizaton of debt issuance costs	-	366
Changes in assets and liabilities:
Accounts receivable	(384)	(17,737)
Due from affiliates	2,289	(1,813)
Other receivables	-	(1,018)
Inventories	-	(68,944)
Other assets	45	26,625
Cattle purchases payable	-	16,148
Accounts payable	27	24,272
Due to affiliates	(4)	(214)
Accrued compensation and benefits	(507)	36,537
Accrued insurance	-	(2,606)
Other accrued expenses and liabilities	(917)	(11,604)
Net cash provided by operating activities	1,113	165,218
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(3)	(35,693)
Proceeds from sale of property, plant, and equipment	-	2,259
Net cash used in investing activities	(3)	(33,434)
Cash flows from financing activities:
Net receipts under revolving credit lines	-	(167,935)
Payments of term notes payable	-	(19,015)
Borrowings of term notes payable	-	175,000
Repayments of other indebtedness / capital leases	-	(610)
Payments of patronage notices	(21,868)	-
Change in overdraft balances	(19,905)	(23,438)
Distributions to noncontrolling interests in National Beef Packing Company, LLC	-	(40,630)
Member distributions	(541,212)	(63,677)
Net cash used in financing activities	(582,985)	(140,305)
Effect of exchange rate changes on cash	-	21
Net decrease in cash	(581,875)	(8,500)
Cash and cash equivalents at beginning of the period	642,670	52,030
Cash and cash equivalents at end of the period	$60,795	$43,530
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

As a result of the transaction with Leucadia National Corporation (Leucadia) on December 30, 2011 in which Leucadia purchased 56.2415% of the membership interests in National Beef Packing Company, LLC (NBP) from the Company, the Company’s financial statements are no longer consolidated with NBP.  USPB’s remaining 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. In the thirteen and twenty-six week periods ended June 25, 2011, the Company’s consolidated financial statements included the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

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

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 30, 2012 (thousands of dollars).

Balance at December 31, 2011	$281,329
Allocation of net income for the twenty-six week period ended June 30, 2012	589
Member distributions	(23,504)
Balance at June 30, 2012	$258,414

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

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week periods ended June 30, 2012 and June 25, 2011 (thousands of dollars):

Derivatives Not	Location of Gain (Loss)
Designated as Hedging	Recognized in Income on
Instruments	Derivatives	Amount of Gain (Loss) Recognized in Income On Derivatives
		13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
		June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Commodity contracts	Net sales	$-	$(2,349)	$-	$(2,682)
Commodity contracts	Cost of sales	-	(1,420)	-	101
Total		$-	$(3,769)	$-	$(2,581)

(4) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen and twenty-six week periods ended June 30, 2012 and June 25, 2011, income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

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

Certain affiliates of NBP’s current Chief Executive Officer, Timothy M. Klein (collectively referred to herein as the “Klein Affiliates”) entered into a unit redemption agreement on April 13, 2009 which provided the right at any time after July 31, 2011, to request that NBP repurchase their interests, the value of which was to be determined by a specified formula.  This formula-based valuation differed from estimates of fair value from period to period.  When the differences between the estimated fair value of the non-controlling interest in NBP held by the Klein Affiliates and the formula-based valuation are appropriately considered this reduces the amount of net earnings allocated to NBP’s owners and thus to the Company’s unitholders for their proportionate share.  The difference between the two values for the thirteen and twenty-six week periods ended June 25, 2011 is reflected in the table below.  The units subject to the unit redemption agreement were redeemed as part of the Leucadia transaction and do not have an impact on the EPU calculation for the thirteen and twenty-six week periods ended June 30, 2012.

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$537	$4,947	$59	$9,104
Class B	$4,835	$44,525	$530	$81,933

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.73	$6.73	$0.08	$12.38
Class B	$6.40	$58.94	$0.70	$108.46

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$537	$4,947	$59	$9,104
Class B	$4,835	$44,525	$530	$81,933

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,834	13,185	12,773	12,607
Units (denominator)	748,219	748,570	748,158	747,992

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.72	$6.61	$0.08	$12.17
Class B	$6.40	$58.94	$0.70	$108.46

(5) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 30, 2012 and June 25, 2011 (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$1,913,616	$1,811,591	$3,704,171	$3,472,412

Costs and expenses:
Cost of sales	1,828,328	1,703,172	3,600,547	3,267,626
Selling, general, and administrative expenses	14,359	13,185	28,393	25,984
Depreciation and amortization	20,757	12,800	41,065	25,436
Total costs and expenses	1,863,445	1,729,157	3,670,005	3,319,046

Operating income	50,171	82,434	34,166	153,366

Other income (expense):
Interest income	7	1	11	6
Interest expense	(3,284)	(3,356)	(6,300)	(6,725)
Other, net	42	(286)	1,463	436
Income before taxes	46,936	78,793	29,340	147,083

Income tax expense	(317)	(819)	(737)	(1,325)
Net income	46,619	77,974	28,603	145,758
Less: net income (loss) attributable to Kansas City Steak Company, LLC	44	(97)	108	(140)
Net income attributable to NBP	$46,663	$77,877	$28,711	$145,618

NBP's net income attributable to USPB	$7,034	$54,127	$4,328	$101,224

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

As part of the transactions with Leucadia, the Company entered into a Cattle Purchase and Sale Agreement with NBP, pursuant to which the Company will facilitate the delivery of cattle from the Company’s unitholders and associates to NBP.  NBP, in the aggregate, will purchase on an annual basis, a base amount of 735,385 head of cattle annually, subject to an adjustment of plus or minus 10%.  The Cattle Purchase and Sale Agreement will remain in effect for an initial term of five years.

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

Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

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

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the twenty-six weeks ended June 30, 2012 was the lowest ratio for the corresponding periods during the past ten years.  Due in part to the declining U.S. cattle herd, during this period average cattle prices increased to record levels; however, NBP’s revenue per head did not keep pace with the rise in the cost for cattle, resulting in reduced margins.  In May 2012, the ratio began to improve seasonally, which resulted in higher margins.

The drought across much of the country has caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such some cattle producers are reducing the size of their herds.  Since NBP’s profitability is primarily dependent upon the spread between what it pays for cattle and the price it receives for its products, along with the efficiency of its processing facilities, it has not yet been significantly impacted by the current drought conditions.  However, if the drought causes the beef cow herd to further decline, it could result in the price NBP pays for fed cattle to increase more than it could pass along in the form of higher selling prices for its products, thus causing profitability to be negatively impacted.

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

USPB Results of Operations

As a result of the Purchase Agreement, which is discussed further in Recent Events above, USPB’s financial statements were not consolidated with NBP’s for the thirteen and twenty-six week periods ended June 30, 2012.  Unless otherwise indicated, all changes in financial statement line items between the thirteen and twenty-six week periods ended June 30, 2012 and June 25, 2011 are due to this change in reporting.

Thirteen weeks ended June 30, 2012 compared to thirteen weeks ended June 25, 2011

Net Sales.  Net sales were $0.0 million for the thirteen weeks ended June 30, 2012 compared to approximately $1,811.6 million for the thirteen weeks ended June 25, 2011.

Cost of Sales.  Cost of sales were $0.0 million for the thirteen weeks ended June 30, 2012 compared to approximately $1,703.2 million for the thirteen weeks ended June 25, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.5 million for the thirteen weeks ended June 30, 2012 compared to approximately $14.8 million for the thirteen weeks ended June 25, 2011, a decrease of approximately $13.3 million.  The $14.8 million in the prior year included $1.7 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $0.2 million less than the same period a year ago.  That decrease is primarily due to lower compensation expense on the phantom unit plans.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $0.0 million for the thirteen weeks ended June 30, 2012 compared to approximately $13.6 million for the thirteen weeks ended June 25, 2011.

Operating (Loss) Income.  Operating loss was approximately $1.5 million for the thirteen weeks ended June 30, 2012 compared to operating income of approximately $79.9 million for the thirteen weeks ended June 25, 2011, a decrease of approximately $81.4 million.

Interest Expense.  Interest expense was $0.0 million for the thirteen weeks ended June 30, 2012 compared to $3.4 million for the thirteen weeks ended June 25, 2011.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP was income of $7.0 million for the thirteen weeks ended June 30, 2012 compared to $0.0 million for the thirteen weeks ended June 25, 2011.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Income Tax Expense.  Income tax expense was $0.0 million and $0.8 million for the thirteen weeks ended June 30, 2012 and June 25, 2011, respectively.   Income tax expense in the prior year period was recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  Net income for the thirteen-week period ended June 30, 2012 was approximately $5.4 million compared to net income of approximately $75.4 million for the thirteen-week period ended June 25, 2011, a decrease of approximately $70.0 million. The decrease in net income is primarily due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and as a result of lower gross margins at NBP.  The decrease in gross margins resulted from an approximate 8.0% increase in average cattle prices, which was partially offset by an approximate 6.2% increase in net sales price per head.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended June 30, 2012 was $0.0 million compared to $23.8 million in the same period a year ago, a decrease of $23.8 million. The noncontrolling interest in NBP represented the minority owners’ interest in NBP’s earnings while USPB was consolidating NBP.

Net Income Attributable to USPB.  Net income attributable to USPB for the thirteen-week period ended June 30, 2012 was approximately $5.4 million compared to net income of approximately $51.6 million for the thirteen-week period ended June 25, 2011, a decrease of approximately $46.2 million.

Twenty-six weeks ended June 30, 2012 compared to twenty-six weeks ended June 25, 2011

Net Sales.  Net sales were $0.0 million for the twenty-six weeks ended June 30, 2012 compared to approximately $3,472.4 million for the twenty-six weeks ended June 25, 2011.

Cost of Sales.  Cost of sales were $0.0 million for the twenty-six weeks ended June 30, 2012 compared to approximately $3,267.6 million for the twenty-six weeks ended June 25, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $3.6 million for the twenty-six weeks ended June 30, 2012 compared to approximately $31.3 million for the twenty-six weeks ended June 25, 2011, a decrease of approximately $27.7 million.  The $31.3 million in the prior year included $5.3 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $1.7 million less than the same period a year ago.  That decrease is primarily due to lower compensation expense on the phantom unit plans.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $0.0 million for the twenty-six weeks ended June 30, 2012 compared to approximately $27.1 million for the twenty-six weeks ended June 25, 2011.

Operating (Loss) Income.  Operating loss was approximately $3.6 million for the twenty-six weeks ended June 30, 2012 compared to operating income of approximately $146.4 million for the twenty-six weeks ended June 25, 2011, a decrease of approximately $150.0 million.

Interest Expense.  Interest expense was $0.0 million for the twenty-six weeks ended June 30, 2012 compared to $6.7 million for the twenty-six weeks ended June 25, 2011.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP was income of $4.3 million for the twenty-six weeks ended June 30, 2012 compared to $0.0 million for the twenty-six weeks ended June 25, 2011.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Income Tax Expense.  Income tax expense was $0.0 million and $1.4 million for the twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively.   Income tax expense in the prior year period was recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  Net income for the twenty-six week period ended June 30, 2012 was approximately $0.6 million compared to net income of approximately $138.7 million for the twenty-six week period ended June 25, 2011, a decrease of approximately $138.1 million. The decrease in net income is primarily due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and as a result of lower gross margins at NBP.  The decrease in NBP’s gross margins resulted from an approximate 11.5% increase in average cattle prices, which was partially offset by an approximate 7.4% increase in net sales price per head.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the twenty-six weeks ended June 30, 2012 was $0.0 million compared to $44.4 million in the same period a year ago, a decrease of $44.4 million. The noncontrolling interest in NBP represented the minority owners’ interest in NBP’s earnings while USPB was consolidating NBP.

Net Income Attributable to USPB.  Net income attributable to USPB for the twenty-six week period ended June 30, 2012 was approximately $0.6 million compared to net income of approximately $94.1 million for the twenty-six week period ended June 25, 2011, a decrease of approximately $93.5 million.

Liquidity and Capital Resources

As of June 30, 2012, USPB had net working capital of approximately $58.7 million, which included cash and cash equivalents of $60.8 million and $0.2 million in distributions payable and $0.2 million in patronage notices payable.  As of December 31, 2011, we had net working capital of approximately $81.4 million, which included cash and cash equivalents of $642.7 million, with $508.9 million in distributions payable and $42.2 million in patronage notices payable.

As of June 30, 2012, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Credit Facilities as of June 30, 2012.

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

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended June 30, 2012 was approximately $1.1 million compared to net cash provided by operating activities of approximately $164.4 million in the twenty-six weeks ended June 25, 2011.  In the twenty-six weeks ended June 30, 2012, USPB received a $4.3 million tax distribution related to tax year 2012 and a $2.3 million tax distribution related to tax year 2011, from NBP.  The 2011 tax distribution was recorded as a receivable on USPB’s December 31, 2011 balance sheet.

Investing Activities

Net cash used in investing activities was approximately $0.0 million in the twenty-six weeks ended June 30, 2012 compared to approximately $33.4 million in the twenty-six weeks ended June 25, 2011.

Financing Activities

Net cash used in financing activities was approximately $583.0 million in the twenty-six weeks ended June 30, 2012 compared to net cash used in financing activities of approximately $140.3 million in the twenty-six weeks ended June 25, 2011.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.  Overdraft balances in the current period primarily relate to patronage redemption checks that were issued in December 2011 and cleared in the current twenty-six week period.

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

All of the $15 million revolving credit commitment was available as of June 30, 2012.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Comparative Data

As a result of the transaction with Leucadia on December 30, 2011 in which Leucadia purchased 56.2415% of the membership interests in NBP from the Company, the Company’s financial statements are no longer consolidated with NBP.  As a result of the sale, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  The following table provides a comparison of the Company’s statement of operations for the thirteen and twenty-six week periods ended June 30, 2012 and June 25, 2011, both of which reflect our investment in NBP under the equity method of accounting.

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(Non-GAAP; thousands of dollars)	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Statement of Operations Data:
Net sales	$-	$-	$-	$-
Operating loss	$(1,548)	$(2,503)	$(3,638)	$(6,999)
Equity interest in net income of National Beef Packing Company, LLC	$7,034	$54,127	$4,328	$101,224
Net income	$5,372	$51,587	$589	$94,134

Statement of Cash Flow Data:
Net cash provided by operating activities			$1,113	$69,997
Net cash used in investing activities			(3)	-
Net cash used in financing activities			(582,985)	(77,383)
Net decrease in cash			$(581,875)	$(7,386)

The decrease in net income in the thirteen and twenty-six week periods ended June 30, 2012 as compared to the thirteen and twenty-six week periods ended June 25, 2011 are due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and as a result of lower gross margins at NBP.  In the thirteen week period ended June 30, 2012, the decrease in gross margins resulted from an approximate 8.0% increase in average cattle prices, which was partially offset by an approximate 6.2% increase in net sales price per head. In the twenty-six week period ended June 30, 2012, the decrease in gross margins resulted from an approximate 11.5% increase in average cattle prices, which was partially offset by an approximate 7.4% increase in net sales price per head.

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

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of June 30, 2012, the company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: August 9, 2012

