Form 10-Q
period 2012-09-29
U. S. Premium Beef, LLC
filed 2012-11-15
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

The registrant’s units are not traded on an exchange or in any public market.  As of October 27, 2012, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Consolidated Balance Sheets
(thousands of dollars, except unit data)
	September 29,	December 31,
Assets	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$64,543	$642,670
Due from affiliates	51	2,333
Other receivables	388	-
Total current assets	64,982	645,003
Property, plant, and equipment, at cost	244	241
Less accumulated depreciation	236	231
Net property, plant, and equipment	8	10
Investment in National Beef Packing Company, LLC	167,403	165,696
Restricted cash	36,943	36,943
Other assets	366	418
Total assets	$269,702	$848,070

Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$17	$44
Due to affiliates	36	34
Accrued compensation and benefits	2,646	2,559
Other accrued expenses and liabilities	136	9,831
Patronage notices payable in cash	136	42,160
Distributions payable	172	508,936
Total current liabilities	3,143	563,564
Long-term liabilities:
Accrued compensation and benefits	2,216	2,184
Total liabilities	5,359	565,748
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	264,343	282,322
Total liabilities and capital shares and equities	$269,702	$848,070
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$1,813,987	$-	$5,286,399

Costs and expenses:
Cost of sales	-	1,729,112	-	4,996,738
Selling, general, and administrative expenses	1,252	15,524	4,972	46,809
Depreciation and amortization	2	13,674	5	40,808
Total costs and expenses	1,254	1,758,310	4,977	5,084,355

Operating (loss) income	(1,254)	55,677	(4,977)	202,044

Other income (expense):
Interest income	10	6	45	18
Interest expense	(19)	(2,038)	(49)	(8,782)
Equity interest in net income of National Beef Packing Company, LLC	6,285	-	10,613	-
Other, net	-	(465)	(107)	(49)
Income before taxes	5,022	53,180	5,525	193,231

Income tax expense	-	(928)	-	(2,310)
Net income	5,022	52,252	5,525	190,921
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(13)	-	(154)
National Beef Packing Company, LLC	-	(16,825)	-	(61,219)
Net income attributable to U.S. Premium Beef, LLC	$5,022	$35,414	$5,525	$129,548

Earnings per unit:
Basic
Class A units	$0.68	$4.35	$0.74	$16.73
Class B units	$5.98	$38.10	$6.58	$146.56
Diluted
Class A units	$0.67	$4.27	$0.74	$16.44
Class B units	$5.98	$38.10	$6.58	$146.56

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	747,646	748,554	747,995	748,189
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$5,022	$52,252	$5,525	$190,921
Other comprehensive income:
Foreign currency translation adjustments	-	(29)	-	(8)
Comprehensive income	$5,022	$52,223	$5,525	$190,913
Comprehensive income attibutable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(13)	-	(154)
National Beef Packing Company, LLC	-	(16,825)	-	(61,219)
Comprehensive income attributable to USPB	$5,022	$35,385	$5,525	$129,540
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)
	39 weeks ended	39 weeks ended
	September 29, 2012	September 24, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,525	$190,921
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5	40,808
Equity in net income of National Beef Packing Company, LLC	(10,613)	-
Distribution from National Beef Packing Company, LLC	8,906	-
Loss on disposal of property, plant, and equipment	-	(1,314)
Amortizaton of debt issuance costs	-	1,032
Changes in assets and liabilities:
Accounts receivable	-	10,092
Due from affiliates	2,282	(1,370)
Other receivables	(388)	17
Inventories	-	(54,891)
Other assets	51	46,489
Cattle purchases payable	-	31,313
Accounts payable	(27)	16,944
Due to affiliates	2	(860)
Accrued compensation and benefits	118	49,866
Accrued insurance	-	648
Other accrued expenses and liabilities	(874)	(20,504)
Net cash provided by operating activities	4,987	309,191
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(3)	(50,227)
Proceeds from sale of property, plant, and equipment	-	4,561
Net cash used in investing activities	(3)	(45,666)
Cash flows from financing activities:
Net receipts under revolving credit lines	-	(200,119)
Payments of term notes payable	-	(28,522)
Borrowings of term notes payable	-	175,000
Repayments of other indebtedness / capital leases	-	(967)
Payments of patronage notices	(21,868)	-
Change in overdraft balances	(20,031)	(39,710)
Distributions to noncontrolling interests in National Beef Packing Company, LLC	-	(51,349)
Member distributions	(541,212)	(76,243)
Net cash used in financing activities	(583,111)	(221,910)
Effect of exchange rate changes on cash	-	(8)
Net (decrease) increase in cash	(578,127)	41,607
Cash and cash equivalents at beginning of the period	642,670	52,030
Cash and cash equivalents at end of the period	$64,543	$93,637
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary to a fair statement have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-KT on file with the Securities and Exchange Commission (SEC), for the transition period ended December 31, 2011.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

As a result of the transaction with Leucadia National Corporation (Leucadia) on December 30, 2011 in which Leucadia purchased 56.2415% of the membership interests in National Beef Packing Company, LLC (NBP) from the Company, the Company’s financial statements are no longer consolidated with NBP.  USPB’s remaining 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. In the thirteen and thirty-nine week periods ended September 24, 2011, the Company’s consolidated financial statements included the accounts of USPB and its majority owned subsidiary, NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

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

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 29, 2012 (thousands of dollars).

Balance at December 31, 2011	$282,322
Allocation of net income for the thirty-nine week period ended September 29, 2012	5,525
Member distributions	(23,504)
Balance at September 29, 2012	$264,343

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

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended September 29, 2012 and September 24, 2011 (thousands of dollars):

	Location of Loss
Derivatives Not Designated	Recognized in Income on
as Hedging Instruments	Derivatives	Amount of Loss Recognized in Income On Derivatives
		13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
		September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Commodity contracts	Net sales	$-	$(1,086)	$-	$(985)
Commodity contracts	Cost of sales	-	(1,773)	-	(4,455)
Total		$-	$(2,859)	$-	$(5,440)

 (4) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Consolidated Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen and thirty-nine week periods ended September 29, 2012 and September 24, 2011, income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

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

Certain affiliates of NBP’s current Chief Executive Officer, Timothy M. Klein (collectively referred to herein as the “Klein Affiliates”) entered into a unit redemption agreement on April 13, 2009 which provided the right at any time after July 31, 2011, to request that NBP repurchase their interests, the value of which was to be determined by a specified formula.  This formula-based valuation differed from estimates of fair value from period to period.  When the differences between the estimated fair value of the non-controlling interest in NBP held by the Klein Affiliates and the formula-based valuation are appropriately considered this reduces the amount of net earnings allocated to NBP’s owners and thus to the Company’s unitholders for their proportionate share.  The difference between the two values for the thirteen and thirty-nine week periods ended September 24, 2011 is reflected in the table below.  The units subject to the unit redemption agreement were redeemed as part of the Leucadia transaction and do not have an impact on the EPU calculation for the thirteen and thirty-nine week periods ended September 29, 2012.

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$502	$3,197	$552	$12,301
Class B	$4,520	$28,776	$4,972	$110,709

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.68	$4.35	$0.75	$16.73
Class B	$5.98	$38.10	$6.58	$146.56

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$502	$3,197	$552	$12,301
Class B	$4,520	$28,776	$4,972	$110,709

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,261	13,169	12,610	12,804
Units (denominator)	747,646	748,554	747,995	748,189

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.67	$4.27	$0.74	$16.44
Class B	$5.98	$38.10	$6.58	$146.56

(5) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 29, 2012 and September 24, 2011 (thousands of dollars):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net sales	$1,909,204	$1,813,987	$5,613,374	$5,286,399

Costs and expenses:
Cost of sales	1,830,129	1,729,112	5,430,675	4,996,738
Selling, general, and administrative expenses	13,481	13,330	41,873	39,314
Depreciation and amortization	20,803	12,825	61,868	38,261
Total costs and expenses	1,864,413	1,755,267	5,534,416	5,074,313

Operating income	44,791	58,720	78,958	212,086

Other income (expense):
Interest income	30	2	40	8
Interest expense	(2,988)	(2,030)	(9,288)	(8,755)
Other, net	126	(459)	1,589	(23)
Income before taxes	41,959	56,233	71,299	203,316

Income tax expense	(409)	(928)	(1,145)	(2,253)
Net income	41,550	55,305	70,154	201,063
Less: net income (loss) attributable to Kansas City Steak Company, LLC	146	(14)	254	(154)
Net income attributable to NBP	$41,696	$55,291	$70,408	$200,909

NBP's net income attributable to USPB	$6,285	$38,466	$10,613	$139,690

(6) Immaterial Prior Period Error

The Company identified an immaterial error in the manner in which expense has been recognized under its management phantom unit plan.  These phantom units vest over a 5 year period.  Since February 2011, the Company has recorded the fair value of the award as a liability rather than only the percentage of the fair value that had vested.  This matter impacted the selling, general and administrative expenses, the management phantom plan accrual, and members’ capital for the periods discussed below, but did not impact cash flows for any period presented.  Of the $1.0 million adjustment to member's capital for the four months ended December 31, 2011, approximately $0.35 million relates to the four months ended December 31, 2011, the balance relates to expense in the prior fiscal year.  The Company assessed the materiality of this item in all periods in accordance with the SEC’s guidance in Staff Accounting Bulletin 99 and concluded that the adjustment was not material to any period. These immaterial corrections impacted the prior period consolidated financial statements included below and will be revised the next time they are filed.

	4 months ended December 31, 2011
	Original	Adjustment	As Adjusted
Net Income	781,993	343	782,336

Earnings per Unit:
Basic
Class A Units	106.27	0.11	106.38
Class B Units	931.1	1.01	932.11
Diluted
Class A Units	104.47	0.12	104.59
Class B Units	931.1	1.01	932.11

Accrued compensation and benefits	5,736	(993)	4,743

Member's capital	281,329	993	282,322

	13 weeks ended March 31, 2012			13 weeks ended June 30, 2012
	Original	Adjustment	As Adjusted	Original	Adjustment	As Adjusted

Net Income	(4,783)	(68)	(4,851)	5,372	(18)	5,354

Earnings per Unit:
Basic
Class A Units	(0.65)	(0.01)	(0.66)	0.73	(0.00)	0.73
Class B Units	(5.70)	(0.08)	(5.78)	6.40	(0.02)	6.38
Diluted
Class A Units	(0.65)	(0.01)	(0.66)	0.72	(0.00)	0.72
Class B Units	(5.70)	(0.08)	(5.78)	6.40	(0.02)	6.38

Accrued compensation and benefits	3,381	(925)	2,456	3,376	(907)	2,469

Member's capital	255,414	925	256,339	258,414	907	259,321

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

When the transaction closed, the Company received consideration of approximately $646.8 million; of that amount approximately $609.8 million was immediately paid to USPB in cash.  The remaining amount of approximately $37.0 million was deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement.  If no indemnification claims arise during a period of two years after the closing of the Purchase Agreement, those remaining funds (or any portion remaining after payment of any indemnification claims) will be distributed to USPB.  USPB distributed a portion of the cash consideration received at closing to each unitholder in the amount (before applicable tax withholding, if any) of approximately $70 for each USPB Class A unit and $617 for each USPB Class B unit held by such unitholder.  The total distribution to Class A and Class B unitholders was approximately $517.7 million.  The Company also paid all outstanding patronage notices, which totaled approximately $42.1 million.  In addition, the Company’s fiscal year has been changed to the last Saturday in December.

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

Beef Export Markets

On April 24, 2012, the U.S. Department of Agriculture's (USDA) Animal and Plant Health Inspection Service (APHIS) confirmed the nation's fourth case of BSE in a dairy cow from central California.  Confirmatory results using immunohistochemistry and western blot tests confirmed the animal was positive for atypical BSE, a very rare form of the disease not generally associated with an animal consuming infected feed.  The animal was never presented for slaughter for human consumption, so at no time presented a risk to the food supply or human health.

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

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers, and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the nine month period ended September 29, 2012 was the lowest ratio for the corresponding periods during the past ten years.  Due in part to the declining U.S. cattle herd, during this period average cattle prices increased to record levels; however, NBP’s per head revenue did not increase as much as its per head cost for cattle, resulting in reduced margins.

During the three and nine month period ended September 29, 2012, revenues from beef processing operations increased compared to the pre-acquisition periods, principally due to price increases. However, gross margins declined due to the lower trending cutout ratio described above. Depreciation and amortization expenses include $11.3 million and $33.9 million for the three and nine months ended September 30, 2012, respectively, of amortization expenses related to identifiable intangible assets recorded on the date of Leucadia’s acquisition.

As part of NBP’s operations, it is exposed to market risks from changes in certain commodity prices.  To manage these risks, NBP may enter into forward purchase contracts for cattle and exchange traded futures and options contracts for cattle or grain.  While these instruments are intended to mitigate market risks, they are not designated and accounted for as hedges; accordingly, the gains and losses associated with changes in fair value of derivative financial instruments are recorded in net sales or cost of goods sold in the period of change.  Income (losses) related to these activities reflected in NBP’s revenues and cost of sales were ($2.5 million) and $0.1 million, respectively, for the three months ended September 30, 2012 and ($0.3 million) and ($0.6 million), respectively, for the nine months ended September 30, 2012.

The drought across much of the country has caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such, some cattle producers are reducing the size of their cow herds.  Since NBP’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities, it has not yet been significantly impacted by the current drought conditions.  However, if the drought causes the beef cow herd to further decline, it could result in the price NBP pays for fed cattle to increase more than it could pass along in the form of higher selling prices for its products, thus causing its profitability to be negatively impacted.

NBP has received notice from Wal-Mart that it intends to discontinue using NBP as a provider of its case-ready products in 2013.  NBP has two case-ready processing facilities, one of which is completely dedicated to Wal-Mart’s business and the other substantially so, with an aggregate book value of $46.6 million at September 30, 2012.  Total case-ready revenues were approximately 7% of NBP consolidated revenues for the nine months ended September 30, 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of NBP’s gross margin.  Since 2008, case-ready products have represented from 10% to 21% of NBP’s total gross margin, and are at the higher end of that range in 2012 due, in part, to reduced gross margin from other NBP products.

NBP is currently pursuing replacement business for its case-ready facilities once Wal-Mart leaves; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  NBP’s tangible and intangible assets were evaluated for impairment as of September 30, 2012 and it was concluded that they are not impaired; the evaluation included an estimate of expected future cash flows to be generated by the case-ready facilities from prospective customers who have not, as yet, committed to purchase case-ready products from NBP.  If NBP is unsuccessful in securing any new case-ready business, it may not be necessary to record any impairment to its intangible assets or goodwill.  However, if NBP is unable to generate sufficient new case-ready business, and concludes its best course of action is to close one or both case-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

USPB Results of Operations

As a result of the Purchase Agreement, which is discussed further in Recent Events above, USPB’s financial statements were not consolidated with NBP’s for the thirteen and thirty-nine week periods ended September 29, 2012.  Unless otherwise indicated, all changes in financial statement line items between the thirteen and thirty-nine week periods ended September 29, 2012 and September 24, 2011 are due to this change in reporting.

Thirteen weeks ended September 29, 2012 compared to thirteen weeks ended September 24, 2011

Net Sales.  Net sales were $0.0 million for the thirteen weeks ended September 29, 2012 compared to approximately $1,814.0 million for the thirteen weeks ended September 24, 2011.

Cost of Sales.  Cost of sales were $0.0 million for the thirteen weeks ended September 29, 2012 compared to approximately $1,729.1 million for the thirteen weeks ended September 24, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.3 million for the thirteen weeks ended September 29, 2012 compared to approximately $15.5 million for the thirteen weeks ended September 24, 2011, a decrease of approximately $14.2 million.  The $15.5 million in the prior year included $2.2 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $0.9 million less than the same period a year ago.  That decrease is primarily due to lower legal expenses and compensation expense on the phantom unit plans.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $0.0 million for the thirteen weeks ended September 29, 2012 compared to approximately $13.7 million for the thirteen weeks ended September 24, 2011.

Operating (Loss) Income.  Operating loss was approximately $1.3 million for the thirteen weeks ended September 29, 2012 compared to operating income of approximately $55.7 million for the thirteen weeks ended September 24, 2011, a decrease of approximately $57.0 million.

Interest Expense.  Interest expense was $0.0 million for the thirteen weeks ended September 29, 2012 compared to $2.0 million for the thirteen weeks ended September 24, 2011.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP was income of $6.3 million for the thirteen weeks ended September 29, 2012 compared to $0.0 million for the thirteen weeks ended September 24, 2011.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Income Tax Expense.  Income tax expense was $0.0 million and $0.9 million for the thirteen weeks ended September 29, 2012 and September 24, 2011, respectively.   Income tax expense in the prior year period was recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  Net income for the thirteen-week period ended September 29, 2012 was approximately $5.0 million compared to net income of approximately $52.3 million for the thirteen-week period ended September 24, 2011, a decrease of approximately $47.3 million. The decrease in net income is primarily due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and due to lower gross margins at NBP.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirteen weeks ended September 29, 2012 was $0.0 million compared to $16.8 million in the same period a year ago. The noncontrolling interest in NBP represented the minority owners’ interest in NBP’s earnings while USPB was consolidating NBP.

Net Income Attributable to USPB.  Net income attributable to USPB for the thirteen-week period ended September 29, 2012 was approximately $5.0 million compared to net income of approximately $35.4 million for the thirteen-week period ended September 24, 2011, a decrease of approximately $30.4 million.

Thirty-nine weeks ended September 29, 2012 compared to thirty-nine weeks ended September 24, 2011

Net Sales.  Net sales were $0.0 million for the thirty-nine weeks ended September 29, 2012 compared to approximately $5,286.4 million for the thirty-nine weeks ended September 24, 2011.

Cost of Sales.  Cost of sales were $0.0 million for the thirty-nine weeks ended September 29, 2012 compared to approximately $4,996.7 million for the thirty-nine weeks ended September 24, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $5.0 million for the thirty-nine weeks ended September 29, 2012 compared to approximately $46.8 million for the thirty-nine weeks ended September 24, 2011, a decrease of approximately $41.8 million.  The $46.8 million in the prior year included $7.5 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $2.5 million less than the same period a year ago.  That decrease is primarily due to lower compensation expense on the phantom unit plans and lower legal expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $0.0 million for the thirty-nine weeks ended September 29, 2012 compared to approximately $40.8 million for the thirty-nine weeks ended September 24, 2011.

Operating (Loss) Income.  Operating loss was approximately $5.0 million for the thirty-nine weeks ended September 29, 2012 compared to operating income of approximately $202.0 million for the thirty-nine weeks ended September 24, 2011, a decrease of approximately $207.0 million.

Interest Expense.  Interest expense was $0.0 million for the thirty-nine weeks ended September 29, 2012 compared to $8.8 million for the thirty-nine weeks ended September 24, 2011.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP was income of $10.6 million for the thirty-nine weeks ended September 29, 2012 compared to $0.0 million for the thirty-nine weeks ended September 24, 2011.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Income Tax Expense.  Income tax expense was $0.0 million and $2.3 million for the thirty-nine weeks ended September 29, 2012 and September 24, 2011, respectively.   Income tax expense in the prior year period was recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  Net income for the thirty-nine week period ended September 29, 2012 was approximately $5.5 million compared to net income of approximately $190.9 million for the thirty-nine week period ended September 24, 2011, a decrease of approximately $185.4 million. The decrease in net income is primarily due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and as a result of lower gross margins and higher depreciation and amortization at NBP.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the thirty-nine weeks ended September 29, 2012 was $0.0 million compared to $61.2 million in the same period a year ago. The noncontrolling interest in NBP represented the minority owners’ interest in NBP’s earnings while USPB was consolidating NBP.

Net Income Attributable to USPB.  Net income attributable to USPB for the thirty-nine week period ended September 29, 2012 was approximately $5.5 million compared to net income of approximately $129.5 million for the thirty-nine week period ended September 24, 2011, a decrease of approximately $124.0 million.

Liquidity and Capital Resources

As of September 29, 2012, USPB had net working capital of approximately $61.9 million, which included cash and cash equivalents of $64.5 million and $0.2 million in distributions payable and $0.1 million in patronage notices payable.  As of December 31, 2011, we had net working capital of approximately $81.4 million, which included cash and cash equivalents of $642.7 million, with $508.9 million in distributions payable and $42.2 million in patronage notices payable.

As of September 29, 2012, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Credit Facilities as of September 29, 2012.

We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support working capital and capital expenditures.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KT for the transition period ended December 31, 2011.

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended September 29, 2012 was approximately $5.0 million compared to net cash provided by operating activities of approximately $309.2 million in the thirty-nine weeks ended September 24, 2011.  In the thirty-nine weeks ended September 29, 2012, USPB received $8.9 million in tax distributions related to tax year 2012.

Investing Activities

Net cash used in investing activities was approximately $0.0 million in the thirty-nine weeks ended September 29, 2012 compared to approximately $45.7 million in the thirty-nine weeks ended September 24, 2011.

Financing Activities

Net cash used in financing activities was approximately $583.1 million in the thirty-nine weeks ended September 29, 2012 compared to approximately $221.9 million in the thirty-nine weeks ended September 24, 2011.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.  Overdraft balances in the current period primarily relate to patronage redemption checks that were issued in December 2011 and cleared in the current thirty-nine week period.

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

All of the $15 million revolving credit commitment was available as of September 29, 2012.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

On December 30, 2011, in connection with the closing of the transaction with Leucadia, the Company and CoBank entered into the Consent and First Amendment to Pledge Agreement and Security Agreement, by which CoBank agreed to (i) consent to the Membership Interest Sale and the PA Distribution, (ii) release its security interest in, and liens on, the Membership Interests being sold pursuant to the Membership Interest Sale, (iii) consent to the National Beef Pledge and (iv) consent to the amendments and restatements of the National Beef Operating Agreement and the PA Newco Operating Agreement. The National Beef Pledge grants National Beef a perfected security interest in and to USPB’s membership interests in, and distributions from, NBP, subject only to the prior first priority security interest held by CoBank.

Comparative Data

As a result of the transaction with Leucadia on December 30, 2011 in which Leucadia purchased 56.2415% of the membership interests in NBP from the Company, the Company’s financial statements are no longer consolidated with NBP.  As a result of the sale, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  The following table provides a comparison of the Company’s statement of operations for the thirteen and thirty-nine week periods ended September 29, 2012 and September 24, 2011, both of which reflect our investment in NBP under the equity method of accounting.

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(Non-GAAP; thousands of dollars)	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Statement of Operations Data:
Net sales	$-	$-	$-	$-
Operating loss	$(1,254)	$(3,043)	$(4,977)	$(10,041)
Equity interest in net income of National Beef Packing Company, LLC	$6,285	$38,466	$10,613	$139,690
Net income	$5,022	$35,414	$5,525	$129,548

Statement of Cash Flow Data:
Net cash provided by operating activities			$4,987	$93,568
Net cash used in investing activities			(3)	-
Net cash used in financing activities			(583,111)	(90,211)
Net (decrease)/increase in cash			$(578,127)	$3,357

The decrease in net income in the thirteen and thirty-nine week periods ended September 29, 2012 as compared to the thirteen and thirty-nine week periods ended September 24, 2011 are due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and as a result of lower gross margins at NBP.

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

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of September 29, 2012, the company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

XBRL Instance Document *

XBRL Taxonomy Extension Schema Document *

XBRL Taxonomy Extension Calculation Linkbase *

XBRL Taxonomy Extension Definition Linkbase Document *

XBRL Taxonomy Extension Label Linkbase Document *

XBRL Taxonomy Extension Presentation Linkbase Document *

*  Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 15, 2012

