Form 10-Q/A
period 2012-09-29
U. S. Premium Beef, LLC
filed 2012-11-16
CIK 1289237

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

1

EXPLANATORY NOTE – AMENDMENT

U. S. Premium Beef, LLC is filing this Amendment No. 1 (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the three months ended on Sept 29, 2012 that it filed with the Securities and Exchange Commission on Nov 15, 2012 (the "Form 10-Q") solely for the purposes of correcting certain typographical and stylistic errors in its interactive data file.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

(A)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Date: November 16, 2012

3