Form 10-K
period 2012-12-29
U. S. Premium Beef, LLC
filed 2013-03-27
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012
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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of February 28, 2013, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia), NBP, NBPCo Holdings, TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo), and TMK Holdings, LLC (TMK Holdings) (the “Purchase Agreement”).  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (the “National Interests”) from the Company for approximately $646.8 million and 19.8775% of the National Interests from NBPCo for approximately $228.6 million; (ii) pursuant to pre-existing put rights, NBP to purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for approximately $75.9 million; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for approximately $7.5 million (the “Leucadia Transaction”).  The Leucadia Transaction closed on December 30, 2011.  Following the close, the parties owned the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

Due to the sale to Leucadia, beginning on December 31, 2011, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Since USPB no longer has financial or operational control, NBP’s financial information will no longer be consolidated with USPB’s.  NBP’s financial statements and footnotes will instead be attached as an exhibit to USPB’s 10-K.

As USPB filed a registration statement with the Securities and Exchange Commission in connection with its 2004 Conversion from the cooperative form of business organization to an LLC structure, USPB is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act), although USPB is not required to be registered under the Exchange Act. Accordingly, USPB files periodic reports and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports and information statements and other information regarding USPB and other issuers that file electronically.

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

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Each unitholder is required to enter into a Uniform Cattle Delivery and Marketing Agreement (Delivery Agreement) with the company whereby the unitholder is committed to deliver a designated number of cattle on an annual basis.  Each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB.  The Delivery Agreements are for a term of 5 years with an “evergreen” renewal provision that automatically renews annually in the beginning of USPB’s delivery year for a subsequent five year period. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered more than 10.0 million head of cattle to NBP for processing since it commenced deliveries.

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

On December 5, 2011, USPB entered into the Purchase Agreement.  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the National Interests from the Company for $646.8 million and 19.8775% of the National Interests from NBPCo for $228.6 million; (ii) pursuant to pre-existing put rights, NBP to purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75.9 million; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7.5 million.  The Leucadia Transaction closed on December 30, 2011.  Following the close, the parties own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which became effective upon closing.  The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.

Employees

USPB has eight employees. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

Sales, Marketing, and Customers

USPB’s sole customer is NBP. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s unitholders and associates are described in Business of National Beef Packing Company, LLC .

Beef Industry, Markets, and Competition

As indicated above, USPB’s business activities are focused on facilitating the delivery of cattle produced by its unitholders and associates to NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in Business of National Beef Packing Company, LLC.

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

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements and Payments to Unitholders and Associates for Cattle

USPB facilitates the delivery of cattle from its unitholders and associates to NBP. Each unitholder is required to enter into a Uniform Cattle Delivery and Marketing Agreement (Delivery Agreement) with the company whereby the unitholder is committed to deliver a designated number of cattle on an annual basis.  Each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB.  The Delivery Agreements are for a term of 5 years with an “evergreen” renewal provision that automatically renews annually in the beginning of USPB’s delivery year for a subsequent five year period.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP, headquartered in Kansas City, Missouri, is one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of the federally inspected steer and heifer slaughter during 2012, as reported by the United States Department of Agriculture (USDA).  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.

Beef production, from the birth of the animal through the delivery of beef products to the customer, is comprised of two primary segments, production and processing.  The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  The production segment bears the cost of feeding the cattle to the appropriate market weights and has direct financial exposure to the volatility in grain and other input costs.  Beef processors like NBP are primarily “spread” operators, earning margin between the selling price for their products and the cost of procuring and processing the cattle.

Approximately 91% of NBP’s revenues are generated from the sale of fresh beef.  In addition, NBP sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  NBP also owns 75% of Kansas City Steak Company, LLC (Kansas City Steak), which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  NBP operates a wet blue tanning facility that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather.  NBP also owns a refrigerated and livestock transportation company that provides transportation services for NBP and third parties.

The demand for beef products is generally highest in the spring and summer months.

Beef Processing Services

NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products.  Because NBP operates in a large and liquid commodity market, it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of cattle herd expansion.

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during 2012 was the lowest ratio for the corresponding periods during the past ten years.  Due in part to the declining U.S. cattle herd, which has been exacerbated by drought conditions across key cattle raising areas, during this period average cattle prices increased to record levels; however, NBP’s per head revenue did not increase as much as its per head cost for cattle, resulting in reduced margins.

During 2012, revenues from beef processing operations increased compared to the prior periods, principally due to price increases.  However, gross margins declined due to the lower trending cutout ratio described above.  Depreciation and amortization expenses include approximately $45.2 million of amortization expenses related to identifiable intangible assets recorded at the date of the Leucadia Transaction.

The drought across much of the country has caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such some cattle producers have reduced and are continuing to reduce the size of their cow herds.  NBP’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities.  The drought has contributed to a decline in the beef cow herd and affected the supply of fed cattle; this has caused the price NBP pays for fed cattle to increase more than it can pass along in the form of higher selling prices for its products, thus causing its profitability to be negatively impacted.

NBP has received notice from Walmart that it intends to discontinue using NBP as a provider of its case-ready products in 2013.  NBP has two case-ready processing facilities, one of which is completely dedicated to Walmart’s business and the other substantially so dedicated, with an aggregate book value of approximately $45.7 million at December 31, 2012.  Total case-ready revenues were approximately 7% of NBP consolidated revenues during 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of NBP’s gross margin.  Since 2008, case-ready products have represented from 10% to 26% of NBP’s total gross margin, and are at the higher end of that range in 2012 due, in part, to reduced gross margin from other NBP products.  During the first quarter of 2013, the two case-ready facilities will begin to operate at reduced levels, resulting in an approximate 50% reduction in the number of personal employed at the facilities.  In connection with the reduction in the labor force, NBP will record a charge estimated to be approximately $2.9 million during the first quarter of 2013.

NBP is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  NBP has evaluated NBP’s tangible and intangible assets for impairment and has concluded that they are not impaired; its evaluation included an estimate of expected future cash flows to be generated by the case-ready facilities from prospective customers who have not, as yet, committed to purchase case-ready products from NBP.  If NBP is unsuccessful in securing any new case-ready business, NBP does not believe it will need to record any impairment to its intangible assets or goodwill.  However, if NBP concludes its best course of action is to close one or both case-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

Sales and Marketing

The sales office for NBP’s domestic operations is responsible for selling and coordinating the movement of approximately 47 million pounds per week of boxed beef products to customers.  NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military.  NBP exports products to more than 30 countries; export sales currently represent approximately 12% of annual revenues.  In 2012, Walmart represented approximately 10% of NBP’s revenues, and its top 10 customers accounted for approximately 30% of revenues.  Walmart purchases a substantial portion of NBP’s case-ready products.

NBP emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, case-ready beef, portion control beef and further processed hides.  NBP believes its value-added products can command higher prices than commodity products because of NBP’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  In addition to the value-added brands that NBP owns, NBP licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

Raw Materials and Procurement

The primary raw material for the processing plants is live cattle. The domestic beef industry is characterized by cattle prices that change daily based on seasonal consumption patterns, overall supply and demand for beef and other proteins, cattle inventory levels, weather and other factors.  NBP’s two largest beef processing facilities are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  A significant portion of USPB’s unitholders and associates are located in this area.  NBP’s third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom NBP has cattle supply agreements.  The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB.  Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year.  In fiscal year 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%.  During fiscal year 2012, USPB’s owners and associates provided approximately 21% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle.  NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

Cattle are also purchased through cash bids and other arrangements from cattle producers in primary and secondary markets.  NBP purchases cattle from nearly 1,000 suppliers annually.

Processing Facilities

NBP owns three beef processing facilities located in Liberal, Kansas, Dodge City, Kansas, and Brawley, California.  The Liberal and Dodge City facilities can each process approximately 6,000 cattle per day, and the Brawley facility approximately 2,000 cattle per day.  NBP owns case-ready facilities in Hummels Wharf, Pennsylvania (approximately 79,000 square feet) and Moultrie, Georgia (approximately 114,000 square feet), and the wet blue tanning facility in St. Joseph, Missouri (approximately 221,000 square feet).  The Kansas City Steak processing facility is located in Kansas City, Kansas (approximately 63,000 square feet).

Competition

The beef processing industry is highly competitive.  Competition exists both in the purchase of live cattle, as well as in the sale of beef products.  Beef products compete with other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors.  NBP believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations (such as food safety interventions and packaging technologies) and brand loyalty.  Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider brand recognition for their products.

Regulation and Environmental

NBP’s operations are subject to extensive regulation by the USDA including its Food Safety and Inspection Service (FSIS) and its Grain Inspection, Packers and Stockyards Administration (GIPSA), the Food and Drug Administration (FDA), the U.S. Environmental Protection Agency (EPA) and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.

NBP is subject to the Packers and Stockyards Act of 1921 (PSA).  Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, NBP must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2012, NBP has obtained from an insurance company a surety bond in the amount of approximately $45.6 million to satisfy these requirements.

The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act.  The Liberal permit expired on January 25, 2010, but has been administratively extended pending renewal by the Kansas Department of Health and Environment.  The Brawley and St. Joseph facilities are subject to secondary air permits which are in place.  The Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

All of NBP’s plants are indirect dischargers of wastewater to publicly owned treatment works and are subject to requirements under the federal Clean Water Act, state and municipal laws, as well as agreements or permits with municipal or county authorities.  Upon renewal of these agreements and permits, NBP is from time to time required to make capital expenditures to upgrade or expand wastewater treatment facilities to address new and more stringent discharge requirements imposed at the time of renewal.  Storm water discharges from NBP’s plants are also regulated by state and local authorities.

All of NBP’s facilities generate solid wastestreams including small quantities of hazardous wastes.  NBP is subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites; however, NBP has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or state counterparts.  All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

NBP has approximately 9,300 employees, of which approximately 6,600 are currently represented by collective bargaining agreements.  Approximately 2,600 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017.  Approximately 2,700 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016.  Approximately 1,100 employees at the Brawley plant are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire in December 2013.  Approximately 130 employees at the St. Joseph plant are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in May 2014.

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

Risk Factors Associated With Operations of NBP

The prices and availability of key raw materials affects the profitability of NBP’s beef processing operations.

The supply and market price of cattle purchased by NBP are dependent upon a variety of factors over which NBP has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Although NBP is not currently experiencing any shortage of raw materials, if it experience shortages, revenues and profitability could decline.

Outbreaks of disease affecting livestock can adversely affect the supply of cattle and the demand for NBP’s products.

NBP is subject to risks relating to animal health and disease control.  An outbreak of disease affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy (“BSE”), commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of cattle.  The discovery of BSE in the past caused certain countries to restrict or prohibit the importation of beef products.  Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and create adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on NBP’s consolidated financial position, cash flows and results of operations.

If NBP’s products or products made by others using its products become contaminated or are alleged to be contaminated, NBP may be subject to product liability claims that could adversely affect its business.

NBP may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products causes injury, illness or death.  In addition, NBP could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled.  Organisms producing food borne illnesses (such as E. coli) could be present in NBP’s products and result in illness or death if they are not eliminated through further processing or cooking.  Contamination of NBP’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products.  Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering.  Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on the NBP’s consolidated financial condition, cash flows and results of operations.

NBP generally does not enter into long-term contracts with customers; as a result the volumes and prices at which beef products are sold are subject to market forces.

NBP’s customers generally place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more significant customers, a significant decline in the volume of orders from customers or a significant decrease in beef product prices for a sustained period of time could negatively impact cash flows and results of operations.

NBP’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

Approximately 12% of NBP’s annual sales are export sales, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

NBP incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.

NBP’s operations are subject to extensive and increasingly stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal.  Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity.  In addition, NBP incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements.  All of NBP’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges.  As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely.  In locations where NBP is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs.  NBP may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant.  Compliance with environmental regulations has had and will continue to have a significant impact on NBP’s cash flows, margins and profitability.  In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, NBP could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

NBP’s operating results could be negatively impacted by hedging and derivative positions.

NBP uses derivative financial instruments and other strategies in an attempt to reduce exposure to various market risks, including changes in commodity prices.  These positions do not qualify as hedges for financial reporting purposes and are marked to fair value with unrealized gains and losses reported in earnings.  Losses on these instruments will negatively impact reported operating results and the use of such instruments may limit NBP’s ability to benefit from favorable commodity price movements.

Failure to replace Walmart’s case ready business would have a significant adverse effect on National Beef’s sales and profitability.

Sales to Walmart represented approximately 10% of NBP’s total net sales during its last fiscal year. NBP has been notified by Walmart that it intends to discontinue using NBP as a provider of its case-ready products in 2013. Total case-ready revenues were approximately 7% of NBP consolidated revenues during 2012, but as a value-added product, case-ready products have historically constituted a higher percentage of NBP’s gross margin. Since 2008, case-ready products have represented from 10% to 26% of NBP’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other NBP products. NBP is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.

NBP is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations.

NBP’s operations are subject to extensive regulation and oversight by the USDA, including its FSIS and GIPSA agencies, the FDA, and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.  Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA.  NBP is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees.  Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

NBP’s performance depends on favorable labor relations with its employees, in particular employees represented by collective bargaining agreements.

A substantial number of NBP’s employees are covered by collective bargaining agreements.  A labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs.  Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on the NBP’s financial condition, cash flows and results of operations.

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

Under applicable regulations, an unincorporated entity such as a limited liability company is treated as a partnership for federal income tax purposes unless the entity is considered a “publicly traded partnership” or the entity affirmatively elects to be taxed as a corporation.  USPB has not elected to be taxed as a corporation, and USPB believes that it should be treated as a partnership not taxable as a corporation for federal income tax purposes.  USPB has not requested and will not request any ruling from the IRS, however, with respect to its classification as a partnership for federal income tax purposes.  If the IRS were to assert successfully that USPB were taxable as a corporation for federal income tax purposes in any taxable year, holders of Class A units and Class B units would not be required to report on their federal income tax returns their allocable share of USPB’s items of income, gain, deduction, and loss for that year and USPB would be subject to tax on its net income for that year at corporate tax rates.  In addition, any distributions would be taxable to holders of Class A units and Class B units as dividend income.  Taxation of USPB as a corporation could materially reduce the after−tax return on an investment in units and could substantially reduce the value of the units.

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

ITEM 3.                LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 15. Legal Proceedings.

ITEM 4.                NOT USED.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of February 28, 2013, there were 477 record holders of Class A units and 482 record holders of Class B units.  During fiscal year 2011, Class A and Class B units started trading independently.  The per unit sales prices for the fiscal year 2012 and subsequent to fiscal year 2012, the transition period, and for fiscal year 2011 by quarter were as follows:

		Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2012
Quarter ending:
March 31, 2012	$100.00	$100.00	$150.00	$150.00	$-	$-	$-	$-
June 30, 2012	$105.90	$200.00	$105.90	$200.00	$-	$-	$175.00	$195.00
September 29, 2012	$45.00	$50.00	$185.00	$200.00	$50.00	$50.00	$200.00	$200.00
December 29, 2012	$45.00	$94.96	$94.96	$188.39	$94.50	$150.00	$188.00	$200.00
Subsequent to December 29, 2012	$91.99	$100.00	$188.39	$200.00	$-	$-	$-	$-

Transition Period
3 months ended November 26, 2011	$220.00	$220.00	$503.00	$525.00	$-	$-	$503.00	$504.00
1 month ended December 31, 2011	$1.00	$220.00	$1.00	$470.00	$200.00	$200.00	$-	$-

Fiscal Year 2011
Quarter ending:
November 27, 2010	$20.00	$150.00	$40.00	$236.00	$165.00	$166.00	$311.00	$311.00
February 26, 2011	$170.00	$170.00	$300.00	$451.00	$169.00	$200.00	$451.00	$505.00
May 28, 2011	$1.00	$165.00	$1.00	$290.00	$203.00	$210.00	$-	$-
August 27, 2011	$95.00	$178.68	$175.00	$397.22	$200.00	$225.00	$525.00	$550.00

The affiliated sales represent sales for each of the periods shown above were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal year 2012, the transition period ended December 31, 2011, and fiscal year 2011, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2012
February 27, 2012	$2.87	$25.18
April 10, 2012	$0.32	$2.83

Transition Period
September 9, 2011	$1.71	$14.97
December 30, 2011	$70.40	$616.82

Fiscal Year 2011
September 10, 2010	$1.83	$16.00
December 17, 2010	$13.25	$116.11
January 13, 2011	$2.24	$19.63
February 22, 2011	$2.74	$24.03
April 4, 2011	$1.72	$15.07
June 8, 2011	$1.96	$17.14

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

ITEM 6.                SELECTED FINANCIAL DATA

In connection with the closing of the Leucadia Transaction on December 30, 2011, the Company’s fiscal year changed from the last Saturday in August to the last Saturday in December.  Our financial results for the 18 week period ended December 31, 2011, are referred to as the “18 week period” or “transition period” throughout this report.  Also, as a result of the Leucadia Transaction, the USPB investment in NBP is accounted for using the equity method of accounting as USPB has the ability to exercise significant influence but does not have financial or operational control.  Consequently, the Company’s balance sheet as of December 29, 2012 and December 31, 2011 were not consolidated with NBP.  In all periods prior to the Leucadia Transaction, NBP’s financial results were consolidated with the results of USPB.

The following table sets forth selected unconsolidated statement of operations and balance sheet data for fiscal year ended December 29, 2012, selected consolidated statement of operations data for the 18 week period ended December 31, 2011 and selected unconsolidated balance sheet data as of December 31, 2011.  The table also set forth selected consolidated statement of operations data for four fiscal years ended August 27, 2011 and selected balance sheet data as of the four fiscal years ended August 27, 2011, August 28, 2010, August 29, 2009, and August 30, 2008.  The selected financial data has been derived from our audited unconsolidated and consolidated financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation, which was adopted by the Company as of August 30, 2009 with retrospective application to the historical years presented.

The Company identified immaterial errors in the manner in which expense has been recognized under its management phantom unit plan and the accounting for non-competition consideration included in the former CEO’s employment agreement.  These phantom units vest over a 5 year period.  Since February 2011, the Company has recorded the entire fair value of the phantom units as a liability rather than only the percentage of the fair value that had vested.  The former CEO’s employment agreement provided for non-competition consideration in the form of salary and certain benefits, originally for an 18 month period when signed in September 2009.  In conjunction with the Leucadia Transaction, this was expanded to a 10 year period and the employment agreement was modified accordingly.  Since the CEO had unilateral ability to terminate at any time under the terms of his employment agreement and initiate this payment stream, the present value of the liability should have been recorded when the agreement was originally signed and then adjusted upon the amendment for the Leucadia Transaction.  These matters impacted the selling, general and administrative expenses, accrued liabilities and members’ capital for the periods discussed below, but did not impact cash flows for any period presented.  Of the $6.0 million adjustment to member's capital for the four months ended December 31, 2011, approximately $5.9 million relates to the four months ended December 31, 2011, the balance relates to expense in the prior fiscal year.  The Company assessed the materiality of these items in all periods in accordance with the SEC’s guidance in Staff Accounting Bulletin 99 and concluded that the adjustments were not material to any period. These immaterial corrections impacted the selected financial data in the table below, see Note 3. Immaterial Prior Period Error.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year	18 Weeks
	Ended (1)	Ended		Fiscal Years Ended (1)
	December	December	August 27,	August 28,	August 29,	August 30,
	29, 2012	31, 2011	2011	2010	2009	2008
		(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$2,466.3	$6,849.5	$5,807.9	$5,449.3	$5,847.3
Costs and expenses:
Cost of sales	-	2,412.1	6,473.3	5,438.0	5,187.1	5,612.4
Selling, general, and administrative	5.7	31.9	60.7	55.5	49.1	51.7
Depreciation and amortization	-	15.4	54.6	53.0	45.7	36.4
Operating income	(5.7)	6.8	260.9	261.4	167.4	146.8
Other income (expense):
Interest income	0.1	-	-	-	0.3	1.4
Interest expense	(0.3)	(3.3)	(11.7)	(14.9)	(23.6)	(34.2)
Equity in earnings of National Beef Packing Company, LLC	8.6
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	-	777.7	-	-	-	-
Termination fee	-	-	-	-	14.6	-
Other, net	0.1	1.5	0.3	(7.3)	(6.4)	5.8
Total other expense	8.5	775.9	(11.4)	(22.2)	(15.1)	(27.0)
Income tax expense	(0.1)	(0.7)	(2.6)	(0.9)	(1.0)	(1.8)
Net income	2.7	782.0	246.9	238.4	151.3	118.0
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	(0.5)	(0.6)	(1.0)	(1.3)	(0.7)
National Beef Packing Company, LLC	-	(5.4)	(78.7)	(76.5)	(50.0)	(55.1)
Net income attributable to U.S. Premium Beef, LLC	$2.7	$776.1	$167.6	$160.9	$100.0	$62.2

Selected Balance Sheet Data:
Cash and cash equivalents	$62.7	$642.7	$78.6	$35.4	$18.9	$77.4
Total assets	$267.4	$848.1	$1,082.2	$986.7	$872.9	$927.1
Long-term debt, less current maturities	$-	$-	$321.9	$225.1	$293.4	$376.3
Non-controlling interest in National Beef Packing
Company, LLC and Kansas City Steak Company, LLC	$-	$-	$354.2	$294.5	$185.8	$188.0
Capital shares and equities	$254.5	$275.3	$85.1	$166.9	$159.8	$126.5

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385	735,385

Per Unit Data:
Earnings Per Unit
Basic
Class A Units	$0.37	$105.46	$21.80	$29.24	$44.57	$27.92
Class B Units	$3.25	$924.04	$190.98	$174.24	$90.29	$56.68
Diluted
Class A Units	$0.36	$103.68	$21.44	$28.78	$44.05	$27.51
Class B Units	$3.25	$924.04	$190.98	$174.24	$90.29	$55.86

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	737,052	735,385
Diluted
Class A Units	747,836	748,055	747,600	747,334	744,039	746,176
Class B Units	755,385	755,385	755,385	755,385	737,052	746,176

(1)

Effective December 30, 2011, USPB's fiscal year changed from the last Saturday in August to the last Saturday in December.  Fiscal years 2012, 2011, 2010 and 2009 consisted of a 52 week year; and fiscal year 2008 consisted of a 53 week year.

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

On June 12, 2003, the cooperative entered into an agreement with Farmland to acquire all of the partnership interests in FNB held by Farmland, which approximated 71.2%. As a result of this acquisition, the cooperative gained voting control of FNB and converted it to a limited liability company, National Beef Packing Company, LLC, under Delaware law. These transactions (Acquisition) closed on August 6, 2003. NBP assumed both the Uniform Delivery and Marketing Agreements and the cattle purchase agreement. NBP continues to hold all of the same assets as its predecessor held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Acquisition, NBP held a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.

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

On December 5, 2011, USPB entered into the Purchase Agreement.  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the National Interests from the Company for $646.8 million and 19.8775% of the National Interests from NBPCo for $228.6 million; (ii) pursuant to pre-existing put rights, NBP to purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75.9 million; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7.5 million.  Upon consummation of the Leucadia Transaction, the parties own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which became effective upon closing.  The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.

Due to the sale to Leucadia, beginning on December 31, 2011, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Since USPB no longer has financial or operational control, NBP’s financial information will no longer be consolidated with USPB’s.  NBP’s financial statements and footnotes will instead be attached as an exhibit to USPB’s 10-K.

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of the federally inspected steer and heifer slaughter during 2012, as reported by the USDA.  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products.  In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its products to retailers, food service providers, distributors, further processors and the U.S. military.  USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

In November 2012, USPB’s CEO, Steven Hunt, notified the Company’s Board of Directors of his plans to resign from his employment with the Company effective as of January 28, 2013.  Stanley Linville, USPB’s Chief Operating Officer, was named the Company’s new CEO.

Financial Statement Accounts

The financial statement accounts, Net Sales and Cost of Sales, relate solely to NBP operations.

Net Sales.  NBP’s net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products.  NBP’s net sales are affected by the volume of animals processed and the value extracted from each animal.  The value NBP extracts from cattle processed, referred to as the cut-out value, is affected by beef prices and product mix, as value-added products and export sales typically generate higher prices and operating margins.  NBP’s value-added products contribute significantly more, in terms of profits, than its traditional boxed beef products and are an important component of NBP’s profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months.  Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  While NBP expects the supply of cattle to expand at some point in the next few years, it does not expect any growth in the near term.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period.  With the closing of the Leucadia Transaction, our fiscal year will end on the last Saturday in December.  For fiscal year 2011 and prior, our fiscal year ended on the last Saturday in August.  Unless otherwise noted, the critical account policies noted below refer to fiscal year 2011 and prior.  We believe USPB’s most critical accounting policy is as follows:

Accounting for Investment in NBP.  On December 30, 2011, USPB sold the majority of its ownership interest in NBP to Leucadia.  On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting.  For fiscal year 2011 and prior, NBP’s financial position and results of operations were consolidated into our financial statements and all transactions between the two companies were eliminated in the consolidation. A non-controlling interest was presented which represents the earnings of NBP attributable to those holding a non-controlling interest in NBP.

We believe NBP’s most critical accounting policies are as follows:

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

New Accounting Policies

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04.  ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 was effective for annual and interim periods beginning after December 31, 2011.  The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of ASU 2011-04 did not have a material effect on USPB's consolidated financial statements or disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 will be effective for annual and interim periods beginning after December 31, 2011.  The adoption of ASU 2011-05 resulted in USPB presenting the consolidated statement of comprehensive income as a separate but consecutive statement following the statement of operations as presented in these financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary.  The revised standard is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted under certain circumstances.  USPB’s adoption of this standard did not have a material impact on its financial statements.

Results of Operations

As a result of the Purchase Agreement, which is discussed further in Item1 Business above, USPB’s financial statements were not consolidated with NBP’s for the fifty-two week period ended December 29, 2012.  Unless otherwise indicated, all changes in financial statement line items between fiscal years 2012 and 2011 are due to this change in reporting.

The following table presents the historical consolidated statements of operations data for USPB for the periods indicated:

	52 weeks	52 weeks	52 weeks
	ended	ended	ended
	December	August 27,	August 28,
	29, 2012	2011	2010
	(millions of dollars)
Net sales	$-	$6,849.5	$5,807.9

Costs and expenses:
Cost of sales	-	6,473.3	5,438.0
Selling, general, and administrative	5.7	60.7	55.5
Depreciation and amortization	-	54.6	53.0
Operating (loss) income	(5.7)	260.9	261.4

Other income (expense):
Interest income	0.1	-	-
Interest expense	(0.3)	(11.7)	(14.9)
Equity in earnings of National Beef Packing Company, LLC	8.6	-	-
Other, net	0.1	0.3	(7.3)
Total other expense, net	8.5	(11.4)	(22.2)
Income tax expense	(0.1)	(2.6)	(0.9)
Net income	2.7	246.9	238.4
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	(0.6)	(1.0)
National Beef Packing Company, LLC	-	(78.7)	(76.5)
Net income attributable to U.S. Premium Beef, LLC	$2.7	$167.6	$160.9

The results of operations of NBP for the fiscal years ended August 27, 2011, and August 28, 2010 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

Fiscal Year Ended December 29, 2012 compared to August 27, 2011

Net Sales.  Net sales were $0.0 million for the fiscal year ended December 29, 2012 compared to approximately $6,849.5 million for the fiscal year ended August 27, 2011.

Cost of Sales.  Cost of sales were $0.0 million for the fiscal year ended December 29, 2012 compared to approximately $6,473.3 million for the fiscal year ended August 27, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $5.7 million for the fifty-two weeks ended December 29, 2012 compared to approximately $60.7 million for the fifty-two weeks ended August 27, 2011, a decrease of approximately $55.0 million.  The $60.7 million in the prior year included $8.6 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $2.9 million less than the same period a year ago.  That decrease is primarily due to lower compensation expense on the phantom unit plans and lower legal expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $0.0 million for the fifty-two weeks ended December 29, 2012 compared to approximately $54.6 million for the fifty-two weeks ended August 27, 2011.

Operating (Loss) Income.  Operating loss was approximately $5.7 million for the fifty-two weeks ended December 29, 2012 compared to operating income of approximately $260.9 million for the fifty-two weeks ended August 27, 2011, a decrease of approximately $266.6 million.

Interest Expense.  Interest expense was $0.3 million for the fifty-two weeks ended December 29, 2012 compared to $11.7 million for the fifty-two weeks ended August 27, 2011.

Equity Interest in Earnings of National Beef Packing Company, LLC.  Equity in NBP was income of $8.6 million for the fifty-two weeks ended December 29, 2012 compared to $0.0 million for the fifty-two weeks ended August 27, 2011.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Income Tax Expense.  Income tax expense was $0.1 million and $2.6 million for the fifty-two weeks ended December 29, 2012 and August 27, 2011, respectively.   Income tax expense in the prior year period was recorded on taxable income from National Carriers, which is organized as a C Corporation and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  Net income for the fifty-two-week period ended December 29, 2012 was approximately $2.7 million compared to net income of approximately $246.9 million for the fifty-two-week period ended August 27, 2011, a decrease of approximately $244.2 million. The decrease in net income is primarily due to the Company’s sale of a majority of its ownership interest in NBP to Leucadia and due to lower gross margins at NBP.

Net Income Attributable to Noncontrolling Interest in NBP.  Noncontrolling interest in the net income of NBP for the fifty-two weeks ended December 29, 2012 was $0.0 million compared to $78.7 million in the fifty-two week period ended August 27, 2011. The noncontrolling interest in NBP represented the minority owners’ interest in NBP’s earnings while USPB was consolidating NBP.

Net Income Attributable to USPB.  Net income attributable to USPB for the fifty-two-week period ended December 29, 2012 was approximately $2.7 million compared to net income of approximately $167.6 million for the fifty-two-week period ended August 27, 2011, a decrease of approximately $164.9 million.

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

Other, net.  Other, net non-operating income was $0.3 million in the fiscal year ended August 27, 2011 compared to other, net non-operating expense of $7.3 million in the fiscal year ended August 28, 2010, an increase of $7.6 million.  Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, which was partially offset by $0.8 million in expenses related to an abandoned IPO effort.  Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort.  In addition, other non-operating expense, net includes approximately $3.3 million NBP accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.

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

The following table shows consolidated statements of operations data for the periods indicated:

	18 weeks	17 weeks
	ended	ended
	December	December
	31, 2011	25, 2010
	(millions of dollars)
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	31.9	18.6
Depreciation and amortization	15.4	17.2

Operating income	6.8	71.8

Other income (expense):
Interest income	0.0	0.0
Interest expense	(3.3)	(3.7)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7	0.0
Other, net	1.5	0.6
Total other expense, net	775.9	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	782.0	68.3
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
National Beef Packing Company, LLC	(5.4)	(21.1)
Net income attributable to U.S. Premium Beef, LLC	$776.1	$46.3

The results of operations of NBP for the 18 weeks ended December 31, 2011 and the 17 weeks ended December 25, 2010 are consolidated in the respective periods and transactions between USPB and NBP have been eliminated.

18 weeks ended December 31, 2011 compared to 17 weeks ended December 25, 2010

The 18 week period December 31, 2011 was revised for immaterial errors identified by the Company in the manner in which expense has been recognized under its management phantom unit plan and the accounting for non-competition consideration included in the former CEO’s employment agreement.  These revisions are discussed in further detail in Item 6. Selected Financial Data above.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $31.9 million for the 18 weeks ended December 31, 2011 compared to approximately $18.6 million for the 17 weeks ended December 25, 2010, an increase of approximately $13.3 million, or 71.5%.  This increase is primarily the result of an approximate $5.9 million increase due to accruing for non-competition payments, a $4.0 million increase in compensation expense related to the companies phantom unit plans and a $1.6 million increase in salaries.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $15.4 million for the 18 weeks ended December 31, 2011 compared to approximately $17.2 million for the 17 weeks ended December 25, 2010 a decrease of approximately $1.8 million, or 10.6%.  Depreciation expense decreased primarily due to approximately $102.1 million of machinery and equipment becoming fully depreciated during the period.

Operating Income.  Operating income was approximately $6.8 million for the 18 weeks ended December 31, 2011 compared to operating income of approximately $71.8 million for the 17 weeks ended December 25, 2010, a decrease of approximately $65.0 million,.

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

Income Tax Expense.  Income tax expense was $0.7 million for the 18 weeks ended December 31, 2011 compared to $0.4 million for the 17 weeks ended December 25, 2010, an increase of $0.3 million resulting from an increase in taxable income at National Carriers, Inc. (National Carriers).  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C-Corp and the apportioned taxable income of certain states which impose privilege taxes.

Net Income.  As a result of the factors described above, net income for the 18 weeks ended December 31, 2011 was approximately $782.0 million compared to net income of approximately $68.3 million for the 17 weeks ended December 25, 2010, an increase of approximately $713.7 million.

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

Net Income Attributable to USPB.  Net income attributable to USPB was approximately $776.1 million for the 18 week period ended December 31, 2011 compared to approximately $46.3 million for the 17 week period ended December 25, 2010, an increase of approximately $729.8 million.

NBP Results of Operations

The following table presents the historical consolidated statements of operations data for NBP for the periods indicated:

	52 weeks	52 weeks
	ended	ended
	August 27,	August 28,
	2011	2010
	(millions of dollars)
Net sales	$6,849.5	$5,807.9

Costs and expenses:
Cost of sales	6,473.3	5,438.0
Selling, general, and administrative	52.0	49.3
Depreciation and amortization	51.2	49.6

Operating income	273.0	271.0

Other income (expense):
Interest income	-	-
Interest expense	(11.7)	(14.8)
Other, net	0.3	(7.3)
Total other expense, net	(11.4)	(22.1)
Income tax expense	(2.5)	(0.9)
Net income	259.1	248.0
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.6)	(0.9)
Net income attributable to National Beef Packing Company, LLC	$258.5	$247.1

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

The following table presents the consolidated statements of operations data for NBP for the transition period and the same period in the prior year:

	18 weeks	17 weeks
	ended	ended
	December 31,	December 25,
	2011	2010
	(millions of dollars)
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	18.8	16.8
Depreciation and amortization	14.3	16.1

Operating income	21.1	74.8

Other income (expense):
Interest income	-	-
Interest expense	(3.2)	(3.7)
Other, net	1.5	0.6
Total other expense, net	(1.7)	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	18.7	71.3
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
Net income attributable to National Beef Packing Company, LLC	$18.2	$70.4

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

Liquidity and Capital Resources

As of December 29, 2012, we had net working capital (the excess of current assets over current liabilities) of approximately $57.8 million, which included cash and cash equivalents of $62.7 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.  As of December 31, 2011, we had net working capital of approximately $81.4 million, which included cash and cash equivalents of $642.7 million, with $508.9 million in distributions payable and $42.2 million in patronage notices payable.  As of August 27, 2011, we had net working capital of approximately $272.7 million, which included cash and cash equivalents of $78.6 million, with $8.2 million in distributions payable.  Our primary sources of liquidity for fiscal year 2012 were cash flow from operations and available borrowings under the Master Loan Agreement.  Our primary sources of liquidity in the transition period and fiscal year 2011 were cash flow from operations and available borrowings under NBP’s amended and restated credit facility (Credit Facility).

As of December 29, 2012, USPB had no long-term debt outstanding.  We had a $15.0 million revolving term loan with CoBank all of which was available.  USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 29, 2012.

USPB believes available borrowings under the Master Loan Agreement and cash provided by operating activities will be sufficient to support its working capital and cash flow requirements.  For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

USPB’s financial statements were not consolidated with NBP’s for the fifty-two week period ended December 29, 2012.  Unless otherwise indicated, all changes in financial statement line items between fiscal years 2012 and 2011 are due to this change in reporting.

Net cash provided by operating activities was $3.2 million in fiscal year 2012 as compared to $266.5 million in the 52 week period ended August 27, 2011.  The $263.3 million decrease was primarily due to the transaction with Leucadia, which is discussed further in the Overview section above.  As a result of the transaction with Leucadia, the company’s operating activities were not consolidated with NBP’s for the fifty-two week period ended December 29, 2012.

Net cash used in operating activities was approximately $4.4 million in the 18 week period ended December 31, 2011 as compared to net cash provided by operating activities of $50.4 million for the 17 week period ended December 25, 2010.  The $46.0 million change was primarily due to a $727.2 million increase in net income from operating activities, of which $785.3 million was due to USPB’s sale of a majority of its ownership interest in NBP.  Contributing to the decrease was a $21.5 million decrease in the change in other accrued expenses and liabilities.  Offsetting those decreases was an increase of $33.4 million in the change in accounts receivable.

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

Investing Activities

Net cash used in investing activities was $0.0 million in fiscal year 2012 as compared to $63.2 million in the 52 week period ended August 27, 2011. The $63.2 million decrease was primarily due to the transaction with Leucadia, which is discussed further in the Overview section above.  As a result of the transaction with Leucadia, the Company’s operating activities were not consolidated with NBP’s for the fifty-two week period ended December 29, 2012.

Net cash provided by investing activities was $575.0 million in the 18 week period ended December 31, 2011 as compared to net cash used by investing activities of $19.8 million in the 17 week period ended December 25, 2010, an increase of $555.2 million. The increase was primarily due to the net cash received from USPB’s sale of a majority of its ownership interest in NBP to Leucadia.

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

Financing Activities

Net cash used in financing activities was approximately $583.1 million in fiscal year 2012 as compared to $160.2 million in the 52 week period ended August 27, 2011.  The $422.9 million increase was primarily due to the distribution of the proceeds from the transaction with Leucadia and tax distributions to the unitholders and the redemption of the patronage notices.  Partially offsetting the increase was a decrease due to the transaction with Leucadia.  As a result of the transaction with Leucadia, the company’s operating activities were not consolidated with NBP’s for the fifty-two week period ended December 29, 2012.

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

Credit Facility

Effective as of June 4, 2010, our Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors

On June 10, 2011, NBP’s Credit Facility was amended and restated to (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide NBP credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders’ aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio and (3) extend the maturity date of the Credit Facility to June 4, 2016.

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

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.7 million, $0.8 million, and $1.7 million was paid in each of the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010, respectively.

Cash Payment Obligations

The following table describes the cash payment obligations as of December 29, 2012 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2013 (Year 1)	2014 (Year 2)	2015 (Year 3)	2016 (Year 4)	2017 (Year 5)	After Year 5
Term loan facility	$-	$-	$-	$-	$-	$-	$-
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt (1)	$-	$-	$-	$-	$-	$-	$-
Non-competition and consulting payments	$7,130	$1,280	$850	$850	$850	$850	$2,450
Operating leases	$341	$57	$57	$57	$57	$57	$57
Total	$7,471	$1,337	$907	$907	$907	$907	$2,507

(1)	Computed based on scheduled maturities and current effective interest rates.
(2)	Reflects payments to be made to CEO's pursuant to employment agreements.

Off-Balance Sheet Arrangements

As of December 29, 2012, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal year 2012, the 18 week period ended December 31, 2011 and fiscal years 2011, and 2010.  Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

Market Risk Disclosures

USPB was not subject to market risk in fiscal year 2012.  The market risk disclosure below relates to NBP for the period ended December 31, 2011 and prior.

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

From time to time, NBP purchases cattle futures and options contracts.  NBP’s primary use of these contracts is to partially determine its future input costs when NBP has committed forward sales purchase orders from customers at a specified fixed price.  The longest duration futures contract owned is sixteen months.  In accordance with ASC 815 Derivatives and Hedging, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction is settled. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

We had total interest expense of approximately $0.3 million, $3.3 million, $11.7 million and $14.9 million, in fiscal year 2012, the 18 weeks ended December 31, 2011 and fiscal years 2011, and 2010, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $0.0 million, $2.5 million, $7.4 million, and $5.6 million in fiscal year 2012, the 18 weeks ended December 31, 2011 and fiscal years 2011, and 2010, respectively.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.             CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

For periods ending after December 30, 2011, USPB is not responsible for NBP’s internal controls related to financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

            Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 29, 2012, the Company’s internal control over financial reporting was operating effectively.

This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	52	Chairman of the Board	2013
Duane K. Ramsey	76	Vice Chairman of the Board	2012
Joe M. Morgan	61	Secretary	2013
Jerry L. Bohn	63	Director	2012
Douglas A. Laue	61	Director	2013
Rex W. McCloy	58	Director	2014
Jeff H. Sternberger	52	Director	2014
Steven D. Hunt	54	Chief Executive Officer	—
Scott J. Miller	48	Chief Financial Officer	—
Stanley D. Linville	54	Chief Operating Officer	—
Danielle D. Imel	38	Treasurer	—

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

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent 45 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  Mr. Ramsey is familiar with accounting, finance, audit, risk management and compensation matters.  He holds a degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO.  Mr. Ramsey has served as a member of the Company’s board since 2006.  Mr. Ramsey also serves as a director of three banks, one of which he has been a director of for more than 35 years.  As a member of USPB’s board of directors, Mr. Ramsey is considered an affiliate of USPB.

Joe M. Morgan. Mr. Morgan has been managing commercial feedyards since 1983.  He has been Manager of Poky Feeders since 1985 and part owner since 1987.  Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 2,500 head to today of over 70,000 head), plus ranches in eight states.  Mr. Morgan has had responsibility for all banking of Poky Feeders for over 25 years and has responsibility for risk management of all feeding entities.  He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association.  Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University.  Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007.  As a member of USPB’s board of directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Steven D. Hunt. Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with U.S. Premium Beef, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996.  As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt became experienced in many areas of commercial banking.  In previous banking positions, Mr. Hunt also gained experience in direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt has served on the Board of National Beef Packing Company, LLC, (NBP) since 1997 and served as the chairman of NBP’s Board from 2003 to 2011. Mr. Hunt holds a Bachelor’s degree in Agricultural Economics from Kansas State University.  In November 2012, Mr. Hunt notified the Company’s Board of directors that he was resigning his position as Chief Executive Officer on January 28, 2013.

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

Stanley D. Linville. Mr. Linville is the Company’s Chief Operating Officer and joined the Company in 1997. He oversees cattle scheduling and technical operations. Before joining U.S. Premium Beef, he operated a family farming operation near Holcomb, Kansas. He also worked in the cattle division of Brookover Enterprises at Garden City, Kansas, and as a grain merchandiser for Bartlett Grain Co. in Kansas City. Mr. Linville holds a Bachelor’s degree in Agricultural Economics from Kansas State University.  Effective January 28, 2013, Mr. Linville was named the Company’s Chief Executive Officer.

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

Compensation Philosophy and Objectives

USPB’s compensation program is a key element in attracting, retaining, and motivating named executive officers with the skills necessary to create value for the unitholders.  To achieve this goal, we have designed the compensation program with the following objectives:

•   Attracting and retaining top talent—The compensation of USPB’s executive officers must be commensurate with the competitive regional marketplace taking into consideration job responsibilities and supply of competent employees with the education and background to perform at the highest levels in their field.

•   Paying for financial and operational performance—The compensation of USPB’s executive officers should motivate them to achieve strong financial and operational results.  USPB must achieve specific levels of financial and operational performance to allow executives to earn this portion of their compensation.

•   Alignment with the equity interests of our unitholders—A management phantom unit plan, approved in September 2010, aligns management’s interest with the equity interests of USPB’s unitholders.

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

Fiscal Year 2012 Executive Compensation Elements

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

CEO Steven Hunt’s base salary is paid in accordance with the amended and restated employment agreement effective September 1, 2009 through December 31, 2015 (Hunt Employment Agreement), which provides for the CEO to be paid an annual base salary of $775,000 for employment years 2010 (FY 2010 - September 1, 2009 through August 28, 2010); 2011 (FY 2011 - August 29, 2010 through August 27, 2011); and 2012 (FY 2012 - January 1 through December 31, 2012); an annual base salary of $266,406 for the transition period (TP 2011 - August 28, 2011 through December 31, 2011); and an annual base salary of $825,000 for employment years 2013 (FY 2013 - January 1 through December 31, 2013); 2014 (FY 2014 - January 1 through December 31, 2014); and 2015 (FY 2015 - January 1 through December 31, 2015).

Annual Cash Incentive/Bonuses.  Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the Hunt Employment Agreement, if CEO Steven Hunt is employed by USPB on the last day of any employment year or the transition period (except as otherwise provided in the agreement) during the term of the Hunt Employment Agreement, Mr. Hunt shall be paid an annual incentive compensation, equal to two percent (2.0%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 ($8,333,333 for the transition period).  USPB Total Benefits are: (1) audited fiscal year-end or Transition Period USPB earnings before tax.  The gain from the transaction with Leucadia National Corporation (LUK) shall be allocated four-sixteenths to the Transition Period and twelve-sixteenths to FY 2012; and (2) two times the fiscal year or Transition Period USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Hunt Employment Agreement.

For FY 2012, named executive officers and the professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited FY 2012 USPB earnings before tax plus twelve-sixteenths of the gain realized from the LUK transaction plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.  The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year, pro-rated for periods that are less than a full fiscal year.

Long-term Cash Bonuses.  Under the Hunt Employment Agreement, if he is employed by USPB through the end of employment year 2012, he is to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which USPB’s Total Benefits from FY 2010, FY 2011, the TP 2011 and FY 2012, exceed $111,111,111 but are equal to or less than $144,444,444; plus seventy-five one hundredths of a percent (0.75%) of the amount by which USPB’s Total Benefits from FY 2010, FY 2011, TP 2011 and FY 2012 exceed $144,444,444.  If Mr. Hunt is employed by USPB as of the end of employment year 2015, he is to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which USPB’s Total Benefits from FY 2013, FY 2014, and FY 2015 exceed $100,000,000 but are equal to or less than $130,000,000; plus seventy-five one hundredths of a percent (0.75%) of the amount by which USPB’s Total Benefits from FY 2013, FY 2014, and FY 2015 exceed $130,000,000.

Full Term Cash Bonus.  Under the Hunt Employment Agreement, Mr. Hunt shall be paid full-term incentive compensation in the amount of $861,111, if he is employed under the Hunt Employment Agreement through the end of FY 2012, and additionally, $825,000 if he is employed under the Hunt Employment Agreement through the end of FY 2015.

Under the Hunt Employment Agreement effective September 1, 2009 through December 31, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per employment year ($666,667 for the transition period) averaged over the term (as provided in the agreement) (Incentive Cap).

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

Equity Compensation

The Board implemented a phantom stock option plan for Mr. Hunt when USPB was formed in 1997 to provide the CEO the incentive to create and grow share price in the new business venture.  The Board established 20,000 phantom shares, representing 2.7% of the total shares outstanding, and a strike price of $55 per share, the initial offering price for USPB.  In fiscal year 2004, when USPB converted to a limited liability company, the 20,000 phantom shares converted to 20,000 Class A units, with an exercise price of $55 per unit, and 20,000 phantom Class B Units, with an exercise price of $0 per unit.  The options vested over a 4 year period and are now fully vested.  In fiscal year 2009, Mr. Hunt exercised the 20,000 phantom Class B units.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees.  At the end of fiscal year 2012, the management employees were 40% vested in these phantom units.  The remaining phantom units will vest over the next three year period.  In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013.  These phantom units will vest over a five year period.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement for Steven Hunt

USPB entered into the Hunt Employment Agreement, with CEO Steven Hunt that provides for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The Hunt Employment Agreement also provides for post termination compensation.  If Mr. Hunt terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Hunt terminates the Hunt Employment Agreement for good reason, Mr. Hunt shall be entitled to salary and benefits through employment year 2015; payment of certain fringe benefits through employment year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2015; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through employment year 2015; the payment of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through employment year 2015; and the payment of the noncompetition compensation.

Under the Hunt Employment Agreement effective September 1, 2009 through December 31, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per employment year ($666,667 for the transition period) averaged over the term (as provided in the agreement) (Incentive Cap).

The Hunt Employment Agreement contains provisions that require the agreement to be renegotiated in the event certain circumstances occur.

In September 2010, the Hunt Employment Agreement in effect at that time was amended and restated to provide clarity to the CEO’s rights to exercise the phantom unit rights and options to purchase Class A units and the procedures required and times at which the CEO may exercise such rights.  The amendment also established and clarified the CEO’s rights with respect to the phantom unit rights upon the occurrence of certain events that would dilute the CEO’s phantom unit rights.

In December 2011, the Hunt Employment Agreement in effect at that time was amended and restated as a result of the LUK transaction.  First, the Hunt Employment Agreement provided that its terms are subject to renegotiation upon the occurrence of certain events, including the Company’s involvement in a joint venture by acquisition, merger or otherwise, in which the Company does not remain as the majority owner of such joint venture. Under the Hunt Employment Agreement, if the terms of the Hunt Employment Agreement are renegotiated, the renegotiated terms will apply for the final three years (2013 through 2015) of the term of the Hunt Employment Agreement. Under the amendment, which became effective upon completion of the LUK transaction, Mr. Hunt and the Company agreed that the terms of the Hunt Employment Agreement will not be renegotiated. Second, the Hunt Employment Agreement provided that if Mr. Hunt’s employment with the Company (or its affiliated entities) is terminated for reasons other than death, disability or cause, Mr. Hunt will not participate in the management or control of a competitor in the beef packing or processing industry during an 18 month period beginning upon termination of Mr. Hunt’s employment with the Company. During that 18 month period, the Company is required to pay Mr. Hunt monthly payments equal to Mr. Hunt’s monthly base salary during the term of the Hunt Employment Agreement and to allow Mr. Hunt to participate in the group benefits plans available to Company employees. One of the conditions to the completion of the LUK transaction was Mr. Hunt’s agreement to enter into a non-competition agreement that carries a term of 10 years. Under the amendment of the Hunt Employment Agreement, which became effective upon completion of the LUK transaction, the Company is required to pay Mr. Hunt the monthly payments and provide the group benefits described above during the 10 year period of the non-competition agreement entered into by Mr. Hunt.

In April 2012, the Hunt Employment Agreement was amended and restated to align the employment years for the agreement with the change in the fiscal year which resulted from the transaction with LUK.  The Hunt Employment Agreement, which originally expired on August 29, 2015, was extended through December 31, 2015.

Mr. Hunt notified the Company’s Board of Directors in November 2012 of his plans to resign from his employment with the Company effective as of January 28, 2013.  The Hunt Employment Agreement provides that for his services performed prior to January 28, 2013, Mr. Hunt will continue to receive his current salary and coverage under the Company’s health and benefit plans. Mr. Hunt will also receive annual bonus and other payments with respect to the Company’s operations during fiscal year 2012 pursuant to the terms of the Hunt Employment Agreement. In addition, Mr. Hunt will receive payments pursuant to the non-competition agreement entered into in connection with the Leucadia Transaction. However, Mr. Hunt will not be entitled to receive the full-term cash bonus described in the Hunt Employment Agreement or any bonus or incentive payments related to periods following termination of Mr. Hunt’s employment with USPB.

CEO Employment Agreement for Stanley Linville

On November 23, 2012, USPB entered into an employment agreement with Mr. Linville, which became effective on January 28, 2013 (Linville Employment Agreement). Pursuant to the Linville Employment Agreement, Mr. Linville now serves as USPB’s Chief Executive Officer for a term that started on January 28, 2013 and expires on December 31, 2015, subject to earlier termination as provided in the Linville Employment Agreement.

Mr. Linville’s annual base salary is $300,000. Mr. Linville will be eligible for an annual incentive compensation payment based on the financial performance of USPB and the benefits received by USPB’s unitholders; that incentive compensation will only be paid to Mr. Linville after certain levels of benefits have been achieved. Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid annual incentive compensation equal to 0.75% of the sum of the total financial benefits to USPB (“USPB Total Benefits”) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement. Mr. Linville is also eligible for a long-term incentive payment under the Linville Employment Agreement. If he is employed by USPB on December 31, 2015, he is to be paid long-term incentive compensation equal to fifty one hundredths of a percent (0.50%) of the amount by which USPB’s Total Benefits from January 1, 2013 to December 31, 2015 exceed $75,000,000. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts. As of the effective date of the Linville Employment Agreement, Mr. Linville was granted an additional 1,000 Class A and 1,000 Class B Phantom Units under USPB’s existing Management Phantom Units Plan.

The Linville Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the Linville Employment Agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination.

If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the Linville Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2015; payment of certain fringe benefits through employment year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2015; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2015; and the payment of the noncompetition compensation.

Impact of Tax and Accounting Treatments

We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe ASC 718 Compensation – Stock Compensation does not have a material effect on our financial statements.

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units.  As of December 29, 2012, CEO Steven Hunt owns 20,000 Class A phantom unit options as discussed above and certain members of management own a total of 5,000 Class A and 5,000 Class B phantom unit rights awarded under the management phantom unit plan also discussed above. The USPB Board of Directors has approved the issuance of an additional 1,500 Class A and 1,500 Class B phantom unit rights that were awarded effective January 28, 2013 under the management phantom unit plan to certain members of management.

Compensation Committee Report

            The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management.  Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Mark Gardiner – Chairman
Duane Ramsey
Joe Morgan

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal year 2012, the 2011 transition period, and fiscal years 2011 and 2010.  Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

							Non-Equity
							Incentive Plan	All Other
					Option		Compensation	Compensation
Name and Principal Position	Period (1)	Salary ($)	Bonus ($)		Awards ($)		($)	($)	Total ($)
Steven D. Hunt	FY 2012	791,365	-		-		2,000,000	(6)	1,428,788 (2)	4,220,153
Chief Executive Officer	TP 2011	296,100	-		-		666,667	(6)	- (2)	962,767
	FY 2011	784,232	-		-		2,000,000	(6)	11,592 (2)	2,795,824
	FY 2010	802,077	700,000	(5)	-		2,000,000	(6)	11,595 (2)	3,513,672

Scott J. Miller	FY 2012	143,799			110,752	(8)	208,500	(4)	12,429 (2)	475,481
Chief Financial Officer	TP 2011	53,130	-		-		67,500	(4)	500,920 (2)	621,551
	FY 2011	139,724	-		122,172	(7)	202,500	(4)	- (2)	464,396
	FY 2010	133,084	10,000	(3)	-		135,000	(4)	10,093 (2)	288,177

Stanley D. Linville	FY 2012	145,661			221,503	(8)	216,000	(4)	12,633 (2)	595,797
Chief Operating Officer	TP 2011	51,075	-		-		70,000	(4)	542,011 (2)	663,086
	FY 2011	143,283	-		132,353	(7)	210,000	(4)	- (2)	485,636
	FY 2010	136,116	-		-		140,000	(4)	13,104 (2)	289,220

Danielle D. Imel	FY 2012	123,978			-		185,250	(4)	12,023 (2)	321,251
Treasurer	TP 2011	43,779	-		-		60,000	(4)	418,870 (2)	522,649
FY 2011		120,968	-		101,810	(7)	180,000	(4)	- (2)	402,778
FY 2010		117,860	-		-		120,000	(4)	- (2)	237,860

(1) TP 2011 refers to the four month Transition Period from August 28, 2011 through December 31, 2011. The FY 2012, FY 2011,and FY 2010 amounts include compensation earned during fiscal years 2012, 2011 and 2010.

(2) Mr. Hunt - Amount for Mr. Hunt includes the non - dilution payment resulting from the transaction with LUK, Company match under our 401(k) plan and cost of excess life insurance, $1,417,000, $9,962 and $1,826, respectively in fiscal year 2012, $0, $9,766 and $1,826, respectively, in fiscal year 2011, and $0, $9,769 and $1,826, respectively, in fiscal year 2010. None of the perquisites and other benefits paid to Mr. Hunt in the 2011 transition period exceeded $10,000.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan, the payment resulting from the transaction with LUK and non -dilution payments resulting from excess tax distributions, $9,979, $0, $2,450, respectively in fiscal year 2012, $6,256, $494,664, and $0,respectively in transition period 2011, and $10,093, $0, and $0, respectively in fiscal year 2010. None of the benefits paid to Mr. Miller in fiscal year 2011 exceeded $10,000.

Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan, the payment resulting from the transaction with LUK and non - dilution payments resulting from excess tax distributions, $9,978, $0, $2,655, respectively in fiscal year 2012, $6,125, $535,886, and $0,respectively in transition period 2011, and $13,104, $0, and $0, respectively in fiscal year 2010. None of the benefits paid to Mr. Linville in fiscal year 2011 exceeded $10,000.

Ms. Imel- Amounts for Ms. Imel include Company match under our 401(k) plan, the payment resulting from the transaction with LUK and non -dilution payments resulting from excess tax distributions, $9,981, $0, $2,042, respectively in fiscal year 2012 and $6,650, $412,220, and $0,respectively in transition period 2011. None of the benefits paid to Ms. Imel in fiscal years 2010 and 2011 exceeded $10,000 .

(3) This amount represents a discretionary bonus earned by the named executive officer.

(4) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year in regards to the FY 2012, FY 2011 and FY 2010 non-equity incentive compensation. Regarding TP 2011, one half of this non-equity incentive compensation will not be paid unless the executive is employed on December 31, 2012.

(5) This amount represents a full - term cash bonus earned pursuant to the terms of Mr. Hunt's employment agreement effective Sept ember 1, 2003 through August 31, 2009.

(6) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned for the Transition Period and fiscal years ending December 29, 2012, August 27, 2011 and August 28, 2010 pursuant to the long - term cash bonus plan , has been limited due to the cumulative annual - cap of $2,000,000 per fiscal year and $666,667 for the Transition Period pursuant to Mr. Hunt's amended and restated employment agreement. The limited amounts represent annual cash bonus earned by Mr. Hunt for the Transition Period and fiscal years 2012, 2011 and 2010.

(7) Certain executive officers were granted phantom Class A and phantom Class B units on August 29, 2010. The phantom units under this plan provide for the award of unit appreciation rights only. Mr. Miller was granted 1,200 Class A and 1,200 Class B phantom units; Mr. Linville was granted 1,300 Class A and 1,300 Class B phantom units;and Ms. Imel was granted 1,000 Class A and 1,000 Class B phantom units. This amount was determined using a Black Scholes Pricing Model and represents the grant date fair value.

(8) On November 16, 2012, the Board of Directors approved issuing certain executive officers additional phantom Class A and phantom Class Bunits, the issuance to be effective on January 28, 2013. These phantom units provide for the award of unit appreciation rights only. Mr. Linville was granted 1,000 Class A and 1,000 Class B phantom units and Mr. Miller was granted 500 Class A and 500 Class B phantom units. This amount was determined using a Black Scholes Pricing Model and represents the grant date fair value. The units vest over a five year period and at the end of fiscal year 2012 were 0% vested.

Grants of Plan-Based Awards in the Fiscal Year 2012

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2012.

			Estimated Future Payouts under Non-Equity Incentive Plan Awards						All Other
									Option Awards;		Exercise or	Grant Date
									Number of		Base Price of	Fair Value of
									Securitis		Options	Stock and
									Underlying		Awards	Option
Name and Principal Position	Grant Date		Threshold ($)		Target ($)		Maximum ($)		Options (#)		($/unit)	Awards (6)
Steven D. Hunt (1)	n/a
Chief Executive Officer

Scott J. Miller	11/13/2012		-		208,500	(2)	262,500
Chief Financial Officer	11/16/2012	(7)							500 Class A	(5)	$66.04	$35,267
	11/16/2012	(7)							500 Class B	(5)	$73.70	$75,485

Stanley D. Linville (1)	11/23/2012		-	(4)	-	(4)	1,350,000	(3)
Chief Operating Officer	11/16/2012	(7)							1,000 Class A	(5)	$66.04	$70,534
	11/16/2012	(7)							1,000 Class B	(5)	$73.70	$150,969

Danielle D. Imel	11/13/2012		-		185,250	(2)	189,000
Treasurer

(1)

In November 2012, Mr. Hunt notified USPB's Board of Directors of his intent to resign as Chief Executive Officer effective January 28, 2013. The Board of Directors appointed Mr. Linville, currently Chief Operating Officer, as the Chief Executive Officer effective January 28, 2013.

(2)

The target amount reflects the actual management annual cash bonus plan award for fiscal year 2012. The amount is reflected in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.

(3)

On November 23, 2012, USPB has entered into an employment agreement, effective January 28, 2013 through December 31, 2015, with Mr. Linville that provides for non-equity incentive plan awards of annual cash bonuses and long-term cash bonuses. The compensation provided to Mr. Linville in the form of annual cash and long-term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $450,000 per year averaged over the term.

(4)

Threshold and target compensation under these incentive plan awards are not determinable and actual compensation will be based on company earnings, cattle deliveries and grid premiums over the term of the contract.

(5)	The Classs A and Class B phantom units provide for unit appreciation rights only.
(6)	The Grant Date Fair Value was determined using a Black Scholes Pricing Model.
(7)	The USPB Board of Directors approved granting these phantom units on November 16, 2012 to be effective on January 28, 2013.

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
Steven D. Hunt

For fiscal year 2012: two percent of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 for fiscal year 2012. USPB Total Benefits are: (1) fiscal year 2012 earnings before tax (the gain from the transaction with Leucadia National Corporation (LUK) shall be allocated 4/16th to the Transition Period and 12/16th to fiscal year 2012); and (2) two times the fiscal year 2012 USPB grid premiums which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the amended and restated employment agreement.

Scott J. Miller,

For fiscal year 2012: The executive's proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2012 USPB earnings before tax plus twelve-sixteeenths of the gain realized from the LUK transaction plus USPB grid premiums during fiscal year 2012, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants' salaries in effect at the end of such year.

Stanley D. Linville,
Danielle D. Imel

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  Mr. Miller was paid such bonus in fiscal year 2010.  No such bonuses were paid in fiscal year 2012, the 2011 transition period or fiscal year 2011.  The bonuses are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2012

		Option Awards
	Number of Securities
	Underlying		Option Exercise		Option Expiration
Name and Principal Position	Unexercised Options		Price ($)		Date
Steven D. Hunt	20,000 Class A Units	(1)	$55.00		None	(2)
Chief Executive Officer

Scott J. Miller	1,200 Class A Units	(3)	$0.00	(4)	None
Chief Financial Officer	1,200 Class B Units	(3)	$0.00	(4)	None

Stanley D. Linville	1,300 Class A Units	(3)	$0.00	(4)	None
Chief Operating Officer	1,300 Class B Units	(3)	$0.00	(4)	None

Danielle D. Imel	1,000 Class A Units	(3)	$0.00	(4)	None
Treasurer	1,000 Class B Units	(3)	$0.00	(4)	None

(1)	Mr. Hunt is fully vested in the 20,000 Class A phantom rights on phantom units, and therefore fully exercisable.
(2)

Mr. Hunt shall be entitled to exercise phantom unit rights at his election, at the time and under the conditions, and with the same consequences as if he held similar unqualified options to purchase USPB Class A Units acquired at the same time as the phantom unit rights.

(3)

The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vest over a 5 year period. At the end of fiscal year 2012, the unexercised phantom units were 40% vested, and therefore exercisable.

(4)

During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the LUK transaction, which occurred during the 2011 Transition Period, employees with phantom plan awards were paid $687 per combined Class A and Class B phantom units less the combined strike price of $275 ($118 + $157). Subsequent to this payment, the new strike prices for Class A phantom units and Class B phantom units are now $0.00 and $0.00, respectively. The number of outstanding phantom units and the vesting schedule remain unchanged.

Options Exercised

	Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Steven D. Hunt	-	$-
Chief Executive Officer

Scott J. Miller	-	$1,488	(1)
Chief Financial Officer

Stanley D. Linville	-	$1,612	(2)
Chief Operating Officer

Danielle D. Imel	-	$1,240	(3)
Treasurer

(1) Mr. Miller did not exercise any option awards in fiscal year 2012. However, he will receive a payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The full amount that the Company anticipated paying to Mr. Miller regarding this dilution event is $1,488. However, the actual future payment is based on the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested on August 29, 2015. Based on vesting, the Company anticipates paying Mr. Miller 40% of the disclosed amount by March 15, 2013 and 20% of the disclosed amount by March 15th of 2014, 2015 and 2016. Actual payments made will be reflected in the "All Other Compensation" column in the Summary Compensation Table.

(2) Mr. Linville did not exercise any option awards in fiscal year 2012. However, he will receive a payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The full amount that the Company anticipated paying to Mr. Linville regarding this dilution event is $1,612. However, the actual future payment is based on the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested on August 29, 2015. Based on vesting, the Company anticipates paying Mr. Linville 40% of the disclosed amount by March 15, 2013 and 20% of the disclosed amount by March 15th of 2014, 2015 and 2016. Actual payments made will be reflected in the "All Other Compensation" column in the Summary Compensation Table.

(3) Ms. Imel did not exercise any option awards in fiscal year 2012. However, she will receive a payment which resulted from a dilution event which occurred as a result of distributions being made to our unitholders in excess of the the maximum allowable tax distributions. The full amount that the Company anticipated payingto Ms. Imel regarding this dilution event is $1,240. However, the actual future payment is based on  the vesting of the Class A and Class B phantom units. These vest over a five year period and will be fully vested on August 29, 2015. Based on vesting, the Company anticipates paying Ms. Imel 40% of the disclosed amount by March 15, 2013 and 20% of the disclosed amount by March 15th of 2014, 2015 and 2016. Actual payments made will be reflected in the "All Other Compensation" column in the Summary Compensation Table.

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2012.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Steven D. Hunt

If the Hunt Employment Agreement is terminated upon death or permanent disability, Mr. Hunt is entitled to:

  Salary to the date of termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (“Deemed Termination Date”).  If Mr. Hunt were terminated upon death or permanent disability in fiscal year 2013, his payment would be $825,000;

  Certain fringe benefits if terminated upon disability;

  Annual incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;

  Long-term cash bonus that would have accrued if Mr. Hunt had remained employed through the end of the Agreement;

  Full-term cash bonus that would have been paid if Mr. Hunt had remained employed through the end of fiscal year 2015, pro-rated based upon the period of his employment under the Agreement through the Deemed Termination Date versus the period of employment under the Agreement through the end of the contract period; and

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal years 2010 and 2011, the 2011 transition period, and fiscal years 2012, 2013, 2014, and 2015.  The amount of compensation applied to toward the Incentive Cap through fiscal year 2012 is $6,666,667.

If the Hunt Employment Agreement is terminated by USPB for cause or by Mr. Hunt for other than good reason, he is entitled to:

  Salary accrued to the date of termination; and

  Payment of noncompetition compensation under certain circumstances, as described below.

If the Hunt Employment Agreement is terminated by USPB other than for cause, death or disability or by Mr. Hunt for reason, he is entitled to:

  Salary through the end of the contract period;

  Certain fringe benefits;

  Annual incentive bonuses that would have been earned through the end of the contract period;

  Long-term cash bonus that would have been earned through the end of the contract period;

  Full-term cash bonuses that would have been earned if he were employed at the end of fiscal year 2015 ($825,000);

  Amounts paid under the annual incentive bonuses, long-term cash bonus, and full-term cash bonus described above are subject to the Incentive Cap and will be determined based on the financial and grid premium performance for fiscal years 2010 and 2011, the 2011 transition period, and fiscal years 2012, 2013, 2014, and 2015.  The amount of compensation applied toward the Incentive Cap through fiscal year 2012 is $6,666,667; and

  Payment of noncompetition compensation under certain circumstances, as described below.

In the event Mr. Hunt’s employment is terminated (including by expiration of the Hunt Employment  Agreement), other than by death or permanent disability or for cause under specified circumstances (being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB), as set for the in the Hunt Employment Agreement, and Mr. Hunt is not employed by USPB or one of the USPB Entities (the “USPB Non-Employment”); or his employment is terminated, including by expiration of the Hunt Employment Agreement, and other than by death or permanent disability and he is not employed by USPB, National Beef Packing Company, LLC, or a subsidiary of either USPB or National Beef Packing Company, LLC (the “National Non-Employment”), then USPB shall provide noncompetition compensation for: (1) each of the eighteen (18) months first following the termination of employment of CEO with USPB (USPB Noncompetition Payments), provided USPB may terminate the USPB Noncompetition Payments prior to the end of the 18 month period if the Board of Directors determines he violated the noncompetition restriction in Section 6(a) or any of the remaining obligations under Section 6 of the Hunt Employment Agreement; and (2) USPB shall pay noncompetition compensation for each of the months for the period of National Non-Employment starting after USPB Non-Employment until ten years after the LUK Closing Date (National Noncompetition Payments), provided that USPB may terminate the National Noncompetition Payments if, National Beef determines and USPB approves, that he has violated his noncompetition agreement with National Beef Packing Company, LLC.  The period in which noncompetition compensation is provided, from start to expiration or earlier termination for both of the USPB Noncompetition Payments and National Noncompetition Payments, is the “Noncompetition Period.”

Mr. Hunt notified the Company’s Board of Directors in November 2012 of his plans to resign from his employment with the Company effective as of January 28, 2013.  The Hunt Employment Agreement provides that for his services performed prior to January 28, 2013, Mr. Hunt will continue to receive his current salary and coverage under the Company’s health and benefit plans. Mr. Hunt will also receive annual bonus and other payments with respect to the Company’s operations during fiscal year 2012 pursuant to the terms of the Hunt Employment Agreement. In addition, Mr. Hunt will receive payments pursuant to the non-competition agreement entered into in connection with the Leucadia Transaction. However, Mr. Hunt will not be entitled to receive the full-term cash bonus described in the Hunt Employment Agreement or any bonus or incentive payments related to periods following termination of Mr. Hunt’s employment with the Company.

Mr. Stanley D. Linville

If Mr. Linville terminates the Linville Employment Agreement, which was effective on January 28, 2013, for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the Linville Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2015; payment of certain fringe benefits through employment year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2015; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2015; and the payment of the noncompetition compensation.

The Linville Employment Agreement also provides for post termination compensation. In addition to the amounts described above that will be payable upon termination of the Linville Employment Agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

The table below reflects compensation paid to each director during the fiscal year 2012.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	4,000
Duane K. Ramsey	4,000
Joe M. Morgan	4,000
Jerry L. Bohn	3,250
Douglas A. Laue	3,250
Rex W. McCloy	3,250
Jeff H. Sternberger	3,250

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2013 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

		Number of Units
		Beneficially
Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class
Douglas A. Laue (1)	Class A and Class B Units	95,000	12.6%
509 Country Lane
Council Grove, Kansas 66846
John Fairleigh(2)	Class A and Class B Units	54,288	7.2%
Box 560
Scott City, KS 67871
Stacy and Kelly Hoeme(3)	Class A and Class B Units	41,125	5.4%
PO Box 186
Scott City, KS 67871

(1)

Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(2)

Includes i) 54,288 Class A and 30,000 Class B units held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and ii) 24,288 Class B units held by Fairleigh Corporation bda Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.

(3)

Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.

Security Ownership of Management

The following table furnishes information, as of March 8, 2013, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 45, and (iii) all current directors and executive officers as a group.

		Beneficial Ownership of
	Class A Units		Class B Units
Name	Number (1)	Percentage (2)	Number (1)	Percentage (2)
Douglas A. Laue (3)	95,000	12.6%	95,000	12.6%
Jeff H. Sternberger (4)	34,500	4.6%	34,500	4.6%
Jerry L. Bohn (5)	35,867	4.7%	31,617	4.2%
Joe M. Morgan (6)	17,865	2.4%	17,865	2.4%
Rex W. McCloy (7)	16,085	2.1%	13,085	1.7%
Duane K. Ramsey (8)	8,800	1.2%	8,800	1.2%
Mark R. Gardiner (9)	3,000	0.4%	3,000	0.4%
Steven D. Hunt (10)	20,000	2.6%	20,000	2.6%
Scott J. Miller	-	0.0%	-	0.0%
Stanley D. Linville	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (11 persons) (11)	231,117	30.6%	223,867	29.6%

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.
(2)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.
(3)

Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)

Includes i) 32,500 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director. All of the Class A and Class B units are pledged as security.

(5)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager. All of the units are pledged as security.
(6)	Includes 17,865 Class A and Class B units held by Mr. Morgan.
(7)	Includes 16,085 Class A units and 13,085 Class B units held by McLeod Farms, Inc., of which Mr. McCloy is an owner.
(8)	Includes i) 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power
(9)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, over which Mr. Gardiner has sole voting and investment power.
(10)	Includes the option held by Mr. Hunt to purchase 20,000 Class A units and the 20,000 Class B units Mr. Hunt's spouse acquired in August 2009.
(11)	Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

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

Transactions with NBP

On December 30, 2011, USPB entered into a Cattle Purchase and Sale Agreement with NBP.  Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year.  In fiscal year 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal year 2012, USPB and its owners and associates provided approximately 21% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sells beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and NBP purchases processed lean beef from BPI at negotiated prices for use in NBP’s ground beef operations.  NBP’s aggregate sales of trim to BPI totaled approximately $66.3 million, $170.2 million, and $120.4 million, respectively, in the 18 week period ended December 31, 2011, and fiscal years 2011 and 2010.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $14.3 million, $47.5 million, and $40.6 million, respectively, in the 18 week period ended December 31, 2011, and fiscal years 2011 and 2010.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010, NBP paid approximately $0.6 million, $2.0 million, and $1.9 million, respectively, to BPI in technology and support fees.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers, an independent registered public accounting firm, served as our auditors for fiscal year 2012 and the 18 weeks ended December 31, 2011.  KPMG, an independent registered public accounting firm, served as our auditors for the review of the quarterly report on Form 10-Q for the period ended November 26, 2011.  KPMG, an independent registered public accounting firm, served as our auditors for the fiscal year ended August 27, 2011 (thousands of dollars).

	Fiscal Year Ended	18 Weeks Ended	Fiscal Year Ended
	December 29, 2012	December 31, 2011	August 27, 2011

Audit Fees	$110	$160	$508
Audit Related Fees	-	-	-
Tax Fees	298	133	-
All Other Fees	-	-	9
Total	$408	$293	$517

Audit Fees

Audit fees relate to the audits of our consolidated financial statements and the reviews of quarterly reports on Form 10-Q for fiscal year ended December 29, 2012 and the 18 weeks ended December 31, 2011.  Audit fees for fiscal year ended August 27, 2011 include the audit of the consolidated financial statements of NBP filed on Form 10-K and the reviews of quarterly reports on Form 10-Q.

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

10.6(d)*

Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*

CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(f)*

Consulting Agreement between U.S. Premium Beef, LLC and Steven D. Hunt executed on November 19, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

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

21.1	Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Form 10-K (File No. 333-111407) filed with the SEC on November 16, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
58

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

_____________

*  Management contract or compensatory plan or arrangement.

**  Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Stanley D. Linville

Name: Stanley D. Linville
Chief Executive Officer
(Principal Executive Officer)

Date: March 27 , 2013

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville Stanley D. Linville	Chief Executive Officer (Principal Executive Officer)	March 27, 2013
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2013
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	March 27, 2013
/s/ Duane K. Ramsey Duane K. Ramsey	Vice Chairman of the Board	March 27, 2013
/s/ Joe M. Morgan Joe M. Morgan	Secretary of the Board	March 27, 2013
/s/ Jerry L. Bohn Jerry L. Bohn	Director	March 27, 2013
/s/ Douglas A. Laue Douglas A. Laue	Director	March 27, 2013
/s/ Rex W. McCloy Rex W. McCloy	Director	March 27, 2013
/s/ Jeff H Sternberger Jeff H. Sternberger	Director	March 27, 2013

60

U.S. PREMIUM BEEF, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP Report of Independent Registered Public Accounting Firm – KPMG, LLP	F-2 F-3

Consolidated Balance Sheets at December 29, 2012, December 31, 2011, and August 27, 2011	F-4

Consolidated Statements of Operations for the year ended December 29, 2012, 18 weeks ended December 31, 2011, and years ended August 27, 2011, and August 28, 2010	F-5

Consolidated Statements of Comprehensive Income for the year ended December 29, 2012, 18 weeks ended December 31, 2011, and years ended August 27, 2011, and August 28, 2010	F-6

Consolidated Statements of Capital Shares and Equities for the year ended December 29, 2012, 18 weeks ended December 31, 2011 and years ended August 27, 2011, and August 28, 2010	F-7

Consolidated Statements of Cash Flows for the year ended December 29, 2012, 18 weeks ended December 31, 2011, and years ended August 27, 2011, and August 28, 2010	F-8

Notes to Consolidated Financial Statements

National Beef Packing Company, LLC Consolidated Balance Sheets at December 29, 2012 and December 31, 2011 and Consolidated Statements of Operations, Comprehensive Income, and Cashflows for year ended December 29, 2012 and Notes to Consolidated Financial Statements

F-9 F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners

U.S. Premium Beef, LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for the year ended December 29, 2012 and for the 18 week period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, MO

March 27, 2013

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners
U.S. Premium Beef, LLC:

We have audited the accompanying consolidated balance sheet of U.S. Premium Beef, LLC and subsidiaries (the Company) as of August 27, 2011, and the related consolidated statements of operations, comprehensive income, capital shares and equities, and cash flows for each of the years in the two‑year period ended August 27, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and subsidiaries as of August 27, 2011, and the results of their operations and their cash flows for each of the years in the two‑year period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP
Kansas City, Missouri
November 16, 2011,

Except for Note 2, Earnings Per Unit, which is as of May 24, 2012

F-3

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	December 29, 2012	December 31, 2011	August 27, 2011
Current assets:
Cash and cash equivalents	$62,683	$642,670	$78,567
Accounts receivable, less allowance for returns and doubtful
accounts of $0, $0, and $3,368, respectively	-	-	200,254
Due from affiliates	657	2,333	5,868
Other receivables	78	-	7,448
Inventories	-	-	276,783
Other current assets	-	-	25,975
Total current assets	63,418	645,003	594,895
Property, plant, and equipment, at cost	250	241	608,261
Less accumulated depreciation	238	231	271,877
Net property, plant, and equipment	12	10	336,384
Goodwill	-	-	86,251
Other intangible assets, net of accumulated amortization of $0, $0, and $18,230,
respectively	-	-	56,520
Investment in National Beef Packing Company, LLC	165,401	165,696	-
Restricted cash	36,943	36,943	-
Other assets	1,664	418	8,119
Total assets	$267,438	$848,070	$1,082,169
Liabilities and Capital Shares and Equities
Current liabilities:
Current installments of long-term debt	$-	$-	$38,486
Cattle purchases payable	-	-	73,407
Accounts payable - trade	42	44	81,245
Due to affiliates	446	34	486
Accrued compensation and benefits	4,654	2,559	83,124
Accrued insurance	-	-	17,271
Other accrued expenses and liabilities	197	9,831	19,946
Patronage notices payable	115	42,160	-
Distributions payable	172	508,936	8,199
Total current liabilities	5,626	563,564	322,164
Long-term liabilities:
Long-term debt, excluding current installments	-	-	321,926
Other liabilities	7,266	9,179	1,954
Total long-term liabilities	7,266	9,179	323,880
Total liabilities	12,892	572,743	646,044
Non-controlling interest in National Beef Packing Company, LLC	-	-	351,071

Commitments and contingencies

Capital shares and equities:
Members' capital, 735,385 , 755,385 authorized, issued and outstanding	254,546	275,327	39,768
Patronage notices	-	-	42,130
Accumulated other comprehensive income	-	-	68
Total capital shares and equities attributable to USPB	254,546	275,327	81,966
Non-controlling interest in Kansas City Steak Company, LLC	-	-	3,088
Total capital shares and equities	254,546	275,327	85,054
Total liabilities, non-controlling interest in NBP and capital shares and equities	$267,438	$848,070	$1,082,169

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	18 weeks ended	52 weeks ended
	December 29, 2012	December 31, 2011	August 27, 2011	August 28, 2010
Net sales	$-	$2,466,256	$6,849,467	$5,807,929
Costs and expenses:
Cost of sales	-	2,412,144	6,473,292	5,438,033
Selling, general, and administrative expenses	5,727	31,969	60,669	55,461
Depreciation and amortization	7	15,378	54,590	53,012
Total costs and expenses	5,734	2,459,491	6,588,551	5,546,506
Operating (loss) income	(5,734)	6,765	260,916	261,423
Other income (expense):
Interest income	54	10	33	44
Interest expense	(253)	(3,261)	(11,746)	(14,854)
Equity in earnings of National Beef Packing Company, LLC	8,611
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	-	777,656	-	-
Other, net	153	1,486	279	(7,310)
Total other income (expense)	8,565	775,891	(11,434)	(22,120)
Income before taxes	2,831	782,656	249,482	239,303
Income tax expense	(107)	(718)	(2,590)	(939)
Net income	2,724	781,938	246,892	238,364
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	(454)	(551)	(963)
National Beef Packing Company, LLC	-	(5,420)	(78,747)	(76,450)
Net income attributable to U.S. Premium Beef, LLC	$2,724	$776,064	$167,594	$160,951

Earnings per unit:
Basic
Class A units	$0.37	$105.46	$21.80	$29.24
Class B units	$3.25	$924.04	$190.98	$174.24
Diluted
Class A units	$0.36	$103.68	$21.44	$28.78
Class B units	$3.25	$924.04	$190.98	$174.24

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	747,836	748,055	747,600	747,334
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(thousands of dollars)

	52 weeks ended	18 weeks ended	52 weeks ended
	December 29, 2012	December 31, 2011	August 27, 2011	August 28, 2010
Net income	$2,724	$781,938	$246,892	$238,364
Other comprehensive income (expense):
Foreign currency translation adjustments	-	(30)	45	24

Comprehensive income	2,724	781,908	246,937	238,388
Comprehensive income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	(454)	(551)	(963)
National Beef Packing Company, LLC	-	(5,420)	(78,747)	(76,450)
Comprehensive income attributable to USPB	$2,724	$776,034	$167,639	$160,975

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(thousands of dollars)

				Non-controlling
			Accumulated	interest in
			other	Kansas City	Total capital
	Members'	Patronage	comprehensive	Steak	shares and
	capital	notices	(loss) income	Company, LLC	equities
Balance at August 29, 2009	$111,085	$48,682	$(1)	$2,367	$162,133
Foreign currency translation adjustment	-	-	24	-	24
Allocation of net income for the year
ended August 28, 2010	160,951	-	-	963	161,914
Adjustment to fair value of non-controlling interest	(82,710)	-	-	-	(82,710)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(568)	(568)
Partner distributions	(73,874)	-	-	-	(73,874)
Balance at August 28, 2010	$115,452	$48,682	$23	$2,762	$166,919
Foreign currency translation adjustment	-	-	45	-	45
Allocation of net income for the year
ended August 27, 2011	167,594	-	-	551	168,145
Adjustment to fair value of non-controlling interest	(68,718)	-	-	-	(68,718)
Redemption of patronage notices	-	(6,552)	-	-	(6,552)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(225)	(225)
Partner distributions	(174,560)	-	-	-	(174,560)
Balance at August 27, 2011	$39,768	$42,130	$68	$3,088	$85,054
Adjustment to reflect prior period corrections	(73)				(73)
Foreign currency translation adjustment	-	-	(30)	-	(30)
Allocation of net income for the 18 week period
ended December 31, 2011	776,064	-	(38)	(3,088)	772,938
Partner distributions	(530,273)	-	-	-	(530,273)
Redemption of patronage notices	-	(42,130)	-	-	(42,130)
Adjustment to fair value of non-controlling interest	(10,159)	-	-	-	(10,159)
Balance at December 31, 2011	$275,327	$-	$-	$-	$275,327
Allocation of net income for the year
ended December 29, 2012	2,724	-	-	-	2,724
Partner distributions	(23,505)	-	-	-	(23,505)
Balance at December 29, 2012	$254,546	$-	$-	$-	$254,546

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	52 weeks ended	18 weeks ended	52 weeks ended
	December 29, 2012	December 31, 2011	August 27, 2011	August 28, 2010
Cash flows from operating activities:
Net income	$2,724	$781,938	$246,892	$238,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7	15,378	54,590	53,012
Gain on sale of majority interest in National Beef Packing Co., LLC	-	(777,656)	-	-
Equity in earnings of National Beef	(8,611)	-	-	-
Distribution from National Beef	8,906
Gain on disposal of property, plant, and equipment	-	(646)	(1,557)	(75)
Amortization of debt issuance costs	-	440	1,440	1,516
Write-off of debt issuance costs	-	-	436	496
Changes in assets and liabilities (net of acquisition):
Accounts receivable	-	21,802	(18,017)	(9,816)
Due from affiliates	1,676	(980)	(777)	(501)
Other receivables	(78)	(1,788)	(49)	(234)
Inventories	-	(3,716)	(43,840)	(57,643)
Other assets	(1,246)	(900)	19,960	(30,625)
Cattle purchases payable	-	14,697	3,639	4,425
Accounts payable	(2)	2,529	9,462	463
Due to affiliates	412	1,130	(254)	(312)
Accrued compensation and benefits	182	(41,798)	650	25,921
Accrued insurance	-	2,662	2,223	(1,296)
Other accrued expenses and liabilities	(815)	(8,698)	(8,290)	12,666
Net cash provided by operating activities	3,155	4,394	266,508	236,361
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9)	(18,548)	(68,345)	(49,536)
Proceeds from sale of majority interest in National Beef Packing Co., LLC, net	-	593,584	-	-
Proceeds from sale of property, plant, and equipment	-	-	5,118	1,399
Net cash provided by (used in) investing activities	(9)	575,036	(63,227)	(48,137)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	-	16,156	(27,000)	(7,168)
Borrowings under term note payable	-	-	175,000	275,000
Repayments of other indebtedness/capital leases	-	(539)	(1,310)	(6,430)
Purchase and cancellation of Senior Notes	-	-	-	(66,855)
Payments of patronage notices	(21,868)	(20,262)	(6,552)	-
Payments of notes payable and fees	-	(18,500)	(33,780)	(252,933)
Cash paid for financing costs	-	(733)	(1,261)	(5,194)
Change in overdraft balances	(20,052)	31,865	(2,051)	19,817
Member capital redeemed	-	-	-	(8,000)
Distributions to non-controlling interests in National Beef Packing Company, LLC	-	(10,719)	(88,684)	(46,025)
Partnership distributions and redemptions	(541,213)	(12,566)	(174,560)	(73,874)
Net cash used in financing activities	(583,133)	(15,298)	(160,198)	(171,662)
Effect of exchange rate changes on cash	-	(29)	45	24
Net (decrease) increase in cash	(579,987)	564,103	43,128	16,586
Cash and cash equivalents at beginning of period	642,670	78,567	35,439	18,853
Cash and cash equivalents at end of period	$62,683	$642,670	$78,567	$35,439
Supplemental cash disclosures:
Cash paid during the period for interest	$59	$3,203	$11,120	$13,934
Cash paid during the period for taxes, net	$107	$341	$800	$814
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$-	$-	$187	$139

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Due to the transaction with Leucadia, which is described further in Note 1 below, USPB’s financial statements were not consolidated with NBP’s for the fifty-two week period ended December 29, 2012.  As NBP’s results are no longer consolidated, some of the Notes below do not reflect fiscal year 2012 activity.   The information in those Notes that do not reflect fiscal year 2012 activity relates solely to NBP.  Our financial results for the 18 week period ended December 31, 2011, are referred to as the “18 week period” or “transition period” in the Notes.

(1)       Description of Business

U.S. Premium Beef (USPB or the Company) was formed as a closed marketing cooperative on July 1, 1996, and was then known as U.S. Premium Beef, Ltd. Its mission is to increase the quality of beef and long‑term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires.

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

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company (see Note 13).  Following the effective date of the merger and the statutory conversion, the business of the cooperative continues in the limited liability company form of business organization.

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia), NBP, NBPCo Holdings, LLC (NBPCo), TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo), and TMK Holdings, LLC (TMK Holdings) (the “Purchase Agreement”).  The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (the “National Interests”) from the Company for $646,777,342 and 19.8775% of the National Interests from NBPCo for $228,591,527; (ii) pursuant to pre-existing put rights, NBP will purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75,946,955; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7,500,000 (the “Leucadia Transaction”).  Upon consummation of the Leucadia Transaction, the parties owned the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which became effective upon closing.  The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.  Beginning with fiscal year 2012 the Company will file annual reports for each 52 week or 53 week period ended on the last Saturday in December.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On December 30, 2011, USPB entered into a Cattle Purchase and Sale Agreement with NBP.  Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year.  In fiscal year 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal year 2012, USPB and its owners and associates provided approximately 21% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle.

USPB sources all of its cattle requirements from its unitholders and associates.  Unitholders enter into Uniform Cattle Delivery and Marketing Agreements and are obligated to deliver a designated number of cattle to USPB during the delivery year. The agreements carry a term of five years and have an evergreen renewal provision.  Both agreements provide for minimum quality standards, delivery variances, and termination provisions, as defined.

Capital Structure of NBP

a)   Effective December 30, 2011

The Leucadia Transaction closed on December 30, 2011.  The parties own the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.  In conjunction with the transaction, NBP amended its LLC agreement, which resulted in the creation of one class of equity interests.

In connection with entering into the Purchase Agreement, described further above, the Company has the right to offer all or any portion of its units for sale to Leucadia.

b)   August 28, 2011 through December 29, 2011 and Fiscal Years 2011,  and 2010

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

Class A1 Interests. Class A1 interests were non-voting and were entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if NBP’s EBITDA did not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests were deemed to be converted to Class B interests as a part of the Leucadia Transaction.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Non-controlling interests in NBP on USPB’s balance sheet represents Class A, A1 and B interests held by NBPCo Holding and Class A and Class B interests held by affiliates of Timothy M. Klein (see Note 14).

(2)       Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation

As a result of the Leucadia Transaction, which closed December 30, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  As such, the Company’s balance sheet as of December 29, 2012 and December 31, 2011 were not consolidated with NBP.  In fiscal year 2012, the Company’s statement of operations, statement of cashflows, statement of comprehensive income, and statement of capital shares and equities were not consolidated with NBP.

In all periods prior to the closing of the Leucadia Transaction, NBP’s financial results were consolidated with USPB’s.  As such, the Company’s balance sheet as of August 27, 2011 was consolidated with its then majority owned subsidiary, NBP, and its direct and indirect subsidiaries.  In the transition period and fiscal years 2011 and 2010, the Company’s consolidated financial statements included the accounts of USPB and NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Fiscal Year

With the closing of the Leucadia Transaction on December 30, 2011, the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.  Beginning with fiscal year 2012, the Company will file annual reports for each 52 week or 53 week period ended on the last Saturday in December.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 29, 2012, December 31, 2011, and August 27, 2011, the Company had cash and cash equivalents of $62.7 million, $642.7 million, and $78.6 million, respectively.

Restricted Cash

When the Leucadia Transaction closed on December 30, 2011, approximately $36.9 million of the Company’s proceeds were deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement.  If no indemnification claims arise during the first year after the closing of the Leucadia Transaction, 40% of those funds will be distributed to USPB.  If no indemnification claims arise during the second year after the closing of the Leucadia Transaction, the remaining funds will be distributed to USPB.  USPB received 40%, or approximately $14.8 million, in January 2013; however, those funds remain subject to potential indemnification claims that may arise during the second year after the closing of the Leucadia Transaction.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for fiscal year 2012, the 18 weeks ended December 31, 2011 and fiscal year ended August 27, 2011 (thousands of dollars).

	Beginning			Fair Value	Ending
Period Ending	Balance	Provision	Charge Off	Adjustment	Balance

Fiscal Year Ended December 29, 2012	$-	$-	$-	$-	$-
18 Weeks Ended December 31, 2011	$(3,368)	$(2,252)	$2,441	$(3,179)	$-
Fiscal Year Ended August 27, 2011	$(2,891)	$(7,584)	$7,107	$-	$(3,368)

Inventories

NBP’s inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are recorded based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.

Inventories at December 29, 2012, December 31, 2011, and August 27, 2011 consisted of the following (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 29,	December 31,	August 27,
	2012	2011	2011
Product inventories:
Dressed and boxed meat products	$-	$-	$173,853
Beef by-products	-	-	57,009
Supplies and other	-	-	45,921
Total Inventory	$-	$-	$276,783

Investment in National Beef Packing Company, LLC

As a result of the Leucadia Transaction, beginning on December 31, 2011, USPB’s investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 29, 2012, December 31, 2011, and August 27, 2011 follows (thousands of dollars):

	December 29,	December 31,	August 27,
	2012	2011	2011
Land and improvements	$-	$-	$35,268
Building and improvements	-	-	140,036
Machinery and equipment	37	37	378,254
Furniture and fixtures	126	117	11,801
Trailers and automotive equipment	87	87	3,688
Construction in process	-	-	39,214
Total property, plant, and equipment, at cost	250	241	608,261
Accumulated depreciation	238	231	271,877
Property, plant, and equipment, net	$12	$10	$336,384

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation expense was $0.0 million, $16.5 million, $50.9 million and $47.4 million for fiscal year ended December 29, 2012, transition period ended December 31, 2011, and fiscal years ended August 27, 2011 and August 28, 2010.

Debt Issuance Costs

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

During fiscal year 2010, NBP repurchased and cancelled the remaining approximately $66.9 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, the remaining unamortized loan costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 28, 2010.

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

Amortization of $1.4 million, and $1.5 million was charged to interest expense during the fiscal years 2011 and 2010, respectively, related to these costs.  NBP had unamortized costs of $5.2 million included in other assets on the consolidated balance sheet for fiscal year 2011.

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

The amounts of goodwill are as follows (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 29,	December 31,	August 27,
	2012	2011	2011
Beginning balance	$-	$86,251	$86,251
Adjustment for deconsolidation	-	(86,251)	-
Ending balance	$-	$-	$86,251

The amounts of other intangibles assets are as follows (thousands of dollars):

		December 29, 2012		December 31, 2011		August 27, 2011
	Weighted
	Average	Gross		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	16.4 years	$-	$-	$-	$-	$51,980	$18,230

Intangible assets not subject to amortization:
Trademarks	indefinite	-	-	-	-	22,770	-
Total intangible assets		$-	$-	$-	$-	$74,750	$18,230

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

For the 18-week period ended December 31, 2011, and fiscal years 2011 and 2010, the Company recognized $1.2 million, $2.1 million and $4.0 million, respectively, of amortization expense on intangible assets.

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder.  Checks issued pending clearance that result in overdraft balances for accounting purposes are included in patronage notices payable and distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances totaled $0.3 million, $20.3 million, and $0.2 million as of December 29, 2012, December 31, 2011, and August 27, 2011, respectively.

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances of $76.8 million were included in trade accounts and cattle purchases payables at August 27, 2011.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Environmental Expenditures and Remediation Liabilities

NBP’s environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at the time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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

The provision for income taxes for NBP is computed on a separate legal entity basis.  Accordingly, NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of USPB, as the results of operations are included in the taxable income of the individual members.  However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2011 and 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of other debt approximates its fair value at August 27, 2011 as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

Selling, General, and Administrative

Selling expenses consist primarily of salaries, unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general, and administrative costs consist of expenses for USPB for period ended December 29, 2012 and aggregated expenses for USPB and NBP for periods ended December 31, 2011 and prior.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Shipping Costs

NBP’s pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

 Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $0.0 million, $3.2 million, $6.4 million, and $5.3 million in fiscal year 2012, the transition period ended December 31, 2011, and fiscal years 2011, and 2010, respectively.

Comprehensive Income

 Comprehensive income consists of net income and foreign currency translation adjustments.  NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

 Derivatives and Hedging Activities

 USPB does not have any derivatives.  NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction is settled. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the CEO employment agreement and until 18 months after the termination of the CEO employment agreement, at the election of the CEO, or upon mutual agreement of the Board of the Company and the CEO, the CEO may purchase up to 20,000 Class A units, or upon agreement of the CEO and the Board of the Company, the CEO may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of the CEO employment agreement, and the election of CEO or agreement by the Board of the Company and the CEO for the CEO to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in the CEO employment agreement.  The CEO exercised his right to purchase 20,000 Class B units at an exercise price of $0 per unit in fiscal year 2009 and, as a result, there was no dilution for the Class B units in fiscal years 2011 and 2010.

Income Per Unit Calculation	52 weeks ended	18 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 29, 2012	December 31, 2011	August 27, 2011	August 28, 2010

Basic income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$272	$77,556	$16,029	$21,505
Class B	$2,452	$698,003	$144,266	$131,619

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.37	$105.46	$21.80	$29.24
Class B	$3.25	$924.04	$190.98	$174.24

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$272	$77,556	$16,029	$21,505
Class B	$2,452	$698,003	$144,266	$131,619

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	12,451	12,670	12,215	11,949
Units (denominator)	747,836	748,055	747,600	747,334

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.36	$103.68	$21.44	$28.78
Class B	$3.25	$924.04	$190.98	$174.24

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)       Immaterial Prior Period Error

The Company identified immaterial errors in the manner in which expense has been recognized under its management phantom unit plan and the accounting for non-competition consideration included in the former CEO’s employment agreement.  These phantom units vest over a 5 year period.  Since February 2011, the Company has recorded the entire fair value of the phantom units as a liability rather than only the percentage of the fair value that had vested.  The former CEO’s employment agreement provided for non-competition consideration in the form of salary and certain benefits, originally for an 18 month period when signed in September 2009.  In conjunction with the Leucadia Transaction, this was expanded to a 10 year period and the employment agreement was modified accordingly.  Since the CEO had unilateral ability to terminate at any time under the terms of his employment agreement and initiate this payment stream, the present value of the liability should have been recorded as a liability and expensed when the agreement was originally signed and then adjusted upon the amendment for the Leucadia Transaction.  These matters impacted the selling, general and administrative expenses,  accrued liabilities and members’ capital for the periods discussed below, but did not impact cash flows for any period presented. Of the $6.0 million adjustment to member's capital for the four months ended December 31, 2011, approximately $5.9 million relates to an adjustment at December 31, 2011, the balance relates to expense in the prior fiscal year.  The Company assessed the materiality of these items in all periods in accordance with the SEC’s guidance in Staff Accounting Bulletin 99 and concluded that the adjustments were not material to any prior period.  These immaterial corrections impacted the prior period consolidated financial statements included below and will be revised the next time they are filed.  The impacts for the four month period are presented in this 10-K, while the 2012 quarterly periods will be presented in the appropriate 2013 10-Q. (thousands of dollars, except unit and per unit data).  Information for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 is unaudited.

4 months ended December 31, 2011					13 weeks ended March 31, 2012
		Phantom	Non-			Phantom	Non-
		Unit	compete			Unit	compete
Original		Revision	Revision	Revised	Original	Revision	Revision	Revised
Net Income (Loss)	781,993	343	(6,272)	776,064	(4,783)	(68)	133	(4,718)

Earnings (Loss) per Unit:
Basic
Class A Units	106.27	0.05	(0.85)	105.46	(0.65)	(0.01)	0.02	(0.64)
Class B Units	931.10	0.41	(7.47)	924.04	(5.70)	(0.08)	0.16	(5.62)
Diluted
Class A Units	104.47	0.05	(0.84)	103.68	(0.65)	(0.01)	0.02	(0.64)
Class B Units	931.10	0.41	(7.47)	924.04	(5.70)	(0.08)	0.16	(5.62)

Accrued compensation and benefits	5,736	(993)	6,995	11,738	3,381	(925)	6,862	9,318

Member's capital	281,329	993	(6,995)	275,327	255,414	993	(6,729)	249,678

13 weeks ended June 30, 2012					13 weeks ended September 30, 2012
		Phantom	Non-			Phantom	Non-
		Unit	compete			Unit	compete
Original		Revision	Revision	Revised	Original	Revision	Revision	Revised
Net Income	5,372	(18)	134	5,488	5,022	-	135	5,157

Earnings per Unit:
Basic
Class A Units	0.73	-	0.02	0.75	0.68	-	0.02	0.70
Class B Units	6.40	(0.02)	0.16	6.54	5.98	-	0.16	6.14
Diluted
Class A Units	0.72	-	0.02	0.73	0.67	-	0.02	0.69
Class B Units	6.40	(0.02)	0.16	6.54	5.98	-	0.16	6.14

Accrued compensation and benefits	3,376	(917)	9,727	9,186	2,216	-	6,592	8,808

Member's capital	258,414	935	(6,593)	252,756	264,363	-	(6,457)	257,906

(4)      New Accounting Policies

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04.  ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 was effective for annual and interim periods beginning after December 31, 2011.  The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of ASU 2011-04 did not have a material effect on USPB's consolidated financial statements or disclosures.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 will be effective for annual and interim periods beginning after December 31, 2011.  The adoption of ASU 2011-05 resulted in USPB presenting the consolidated statement of comprehensive income as a separate but consecutive statement following the statement of operations as presented in these financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary.  The revised standard is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted under certain circumstances.  USPB’s adoption of this standard did not have a material impact on its financial statements.

(5)       Divestiture, Deconsolidation

On December 30, 2011, the Company sold 79.6% of its ownership interest in NBP to Leucadia National Corporation for approximately $646.8 million and deconsolidated it.  The gain on the deconsolidation and sale was approximately $777.7 million.  As a result of the sale, beginning on December 31, 2011, USPB’s investment in NBP was accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  The Company’s investment in NBP of $165.4 million is recorded at the initial fair value plus equity in undistributed earnings of NBP as of December 29, 2012.

(6)       Long‑Term Debt and Loan Agreements

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis.  As of December 29, 2012, December 31, 2011, and August 27, 2011, debt consisted of the following (thousands of dollars):

	December 29,	December 31,	August 27,
	2012	2011	2011
Short-term debt:
Current portion of long-term debt (a,b)	$-	$-	$37,000
Current portion of capital lease obligations and other (d)	-	-	1,486
	$-	$-	$38,486
Long-term debt:
Term loan facility (b)	$-	$-	$305,250
Industrial Development Revenue Bonds (c)	-	-	12,245
Long-term capital lease obligations and other (d)	-	-	4,431
	$-	$-	$321,926
Total debt	$-	$-	$360,412

            (a)   Master Loan Agreement

On July 28, 2011, USPB and CoBank entered into a Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, and Pledge Agreement.  These agreements replace the Amended and Restated Credit Agreement and Security Agreement dated June 22, 2009.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Master Loan Agreement and the Revolving Term Loan Supplement provide for a $15 million revolving credit commitment.  That commitment carries a term of three years, maturing on June 30, 2014.  The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and Distributions from, NBP.

All of the $15 million revolving credit commitment was available at the end of fiscal year 2012.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

The Company was in compliance with all of the Master Loan Agreement debt covenants as of December 29, 2012.

(b)   Senior Credit Facilities

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

On December 5, 2011, NBP's Credit Facility was amended and restated to (1) permit the Leucadia Transaction, (2) adjust NBP's fiscal year and (3) allow for the updated distribution percentage.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015, and October 1, 2009, respectively.  Because each series of bonds is backed by a letter of credit under the Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 27, 2011, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October 1, 2009.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

            (d)   Capital and Operating Leases

USPB leases its office space.  NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.

Rent expense associated with operating leases was $0.1 million, $0.0 million, $14.1 million and $14.1 million for fiscal year 2012, the transition period, and fiscal years 2011 and 2010, respectively.  USPB and NBP expect that they will renew lease agreements or enter into new leases as the existing leases expire.

            Other Commitments

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.7 million, $0.8 million, and $1.7 million was paid in each of the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010, respectively.

NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.

(7)       Employee Options and Benefit Plans

The cooperative established a phantom stock option plan for the then CEO which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 13, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  In August 2009, the CEO exercised 20,000 Class B units at an exercise price of $0 per unit.  The Company recognizes compensation expense for the CEO’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price.  For the CEO’s phantom plan, a decrease in compensation expense of $0.2 million was recognized in fiscal year 2012, an increase in compensation expense of $1.2 million was recognized in the 18 week period ended December 31, 2011, and a $1.0 million increase was recognized in fiscal year 2011, and a decrease in compensation expense of $0.4 million was recognized in fiscal year 2010.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively.  The closing of the Leucadia Transaction resulted in management employees receiving a payment under management phantom unit plan.  As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0.  The phantom units will vest over a 5 year period. For the management phantom plan, an increase in compensation expense of $0.3 million was recognized in fiscal year 2012, an increase in compensation expense of $2.3 million was recognized in the 18 week period ended December 31, 2011 and an increase in compensation expense of $0.8 million was recognized in fiscal year 2011.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013.  These phantom units will vest over a five year period.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.5 million, $1.1 million, and $0.9 million for fiscal year 2012, the transition period and fiscal years 2011, and 2010, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.2 million, $0.9 million and $0.8 million for the transition period and fiscal years 2011 and 2010, respectively.

Postretirement Benefits— Certain former employees of NBP are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $0.1 million, and $0.0 million, for the transition period and fiscal years 2011 and 2010, respectively, and are included in other, net.

The health care trend rate used to value the accumulated benefit obligation at December 31, 2011 is a rate of 8.0% per year, declining by 0.5% per year to an ultimate rate of 5.0% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 5%.  The unfunded accumulated benefit obligation was $1.4 million at August 27, 2011 and has been recorded in the consolidated financial statements as non-current other liabilities.

 (8)      Other Income

Other non-operating income, net was $0.2 million, $1.5 million and $0.3 million for fiscal year 2012, the 18 week period ended December 31, 2011 and for the fiscal year ended 2011, respectively, while other non-operating expense, net was $7.3 million for the fiscal year ended 2010.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 7 Employee Options and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income, net for fiscal year 2012 primarily includes $0.2 million of income related to lease income on additional delivery rights made available by the company.  Other non-operating income, net for the 18 weeks ended December 31, 2011 primarily includes approximately $0.6 million of income related to gains on the sale of fixed assets and $1.0 million due to a reduction in state tax accruals.  Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, which was partially offset by $0.8 million in expenses related to an abandoned IPO effort.  Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 (9)      Income Taxes

Income tax expense includes the following current and deferred provisions (thousands of dollars):

	52 weeks ended	18 weeks ended	52 weeks ended	52 weeks ended
	December 29,	December 31,	August 27,	August 28,
	2012	2011	2011	2010
Current provision:
Federal	$-	$490	$1,689	$61
State	107	201	1,422	958
Foreign	-	27	54	80
Total current tax expense	107	718	3,165	1,099

Deferred provision:
Federal	-	-	(500)	(144)
State	-	-	(75)	(16)
Foreign	-	-	-	-
Total deferred tax expense	-	-	(575)	(160)
Total income tax expense	$107	$718	$2,590	$939

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to net income attributable to USPB before income taxes) as follows (thousands of dollars):

	52 weeks ended	18 weeks ended	52 weeks ended	52 weeks ended
	December 29,	December 31,	August 27,	August 28,
	2012	2011	2011	2010
Computed “expected” income tax expense	$954	$273,949	$59,564	$56,661
Passthrough “expected” income tax expense	(954)	(273,457)	(58,339)	(56,656)
State taxes, net of federal	71	182	1,264	928
Other	36	44	101	6
Total income tax expense	$107	$718	$2,590	$939

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2012, December 31, 2011, and August 27, 2011 are presented below (thousands of dollars):

	December	December	August 27,
Deferred tax assets:	29, 2012	31, 2011	2011
Accounts receivable, due to allowance for doubtful accounts	$-	$-	$247
Intangible assets	-	-	336
Self-insurance and workers compensation accruals	-	-	1,171
Employee benefit accruals	-	-	44
Plant and equipment, principally due to differences in depreciation	-	-	40
Total gross deferred tax assets	-	-	1,838
Deferred tax liabilities:
Prepaid assets	-	-	5
Property, plant, and equipment, principally due to differences in depreciation	-	-	444
Total gross deferred tax liabilities	-	-	449
Net deferred tax assets	$-	$-	$1,389

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net deferred tax assets and liabilities at December 29, 2012, December 31, 2011, and August 27, 2011 are included in the consolidated balance sheet as follows (thousands of dollars):

	December 29,	December 31,	August 27,
	2012	2011	2011
Other current assets	$-	$-	$1,838
Other liabilities	-	-	449
	$-	$-	$1,389

Deferred tax assets and liabilities relate primarily to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 27, 2011.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During fiscal year 2012, USPB’s unitholders and associates provided approximately 21% of NBP’s cattle requirements, in the 18 week period ended December 31, 2011 they provided approximately 17% of NBP’s cattle requirements, and in fiscal years 2011 and 2010, provided approximately 20%.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At December 29, 2012, December 31, 2011, and August 27, 2011, the Company had receivables from unitholders and associates in the amount of $0.7 million, $0.0, million, and $0.1 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the 18 week period ended December 31, 2011 and fiscal years 2011, and 2010, NBP had sales and purchases with the following related parties (thousands of dollars):

	18 weeks ended	52 weeks ended	52 weeks ended
	December 31, 2011	August 27, 2011	August 28, 2010
Sales to:
Beef Products, Inc. (1)	$66,322	$170,227	$120,362
Total Sales to Affiliate	$66,322	$170,227	$120,362

Purchases from:
Beef Products, Inc. (1)	$14,257	$47,508	$40,649
Total Purchases from Affiliate	$14,257	$47,508	$40,649

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At August 27, 2011, the amount due from Beef Products, Inc. (BPI) for sale of beef trimmings was approximately $5.8 million.  At August 27, 2011, the amount due to BPI for the purchase of processed lean beef was approximately $0.5 million.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010, NBP paid approximately $0.6 million, $2.0 million, and $1.9 million, respectively, to BPI in technology and support fees.

(11)     Fair Value Measurements

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

As a result of the Company’s deconsolidation of NBP, the Company does not carry any assets or liabilities on its consolidated balance sheet at fair value as of December 31, 2011.  The following table details the assets and liabilities measured at fair value on a recurring basis as of August 27, 2011 and the level within the fair value hierarchy used to measure each category of assets (thousands of dollars).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	August 27, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$4,022	$-	$4,022	$-

Other accrued expenses and
liabilities - derivatives	$5,860	$5,860	$-	$-

Non-controlling interests in NBP	$351,071	$-	$75,922	$275,149

Management has used certain agreed-upon contractual redemption prices in measuring the fair value of the Klein Affiliates non-controlling interest, which is included in Level 2 as of August 27, 2011.  NBPCo Holdings non-controlling interest is based upon unobservable inputs and was included in Level 3 as of August 27, 2011.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)     Disclosure About Derivative Instruments and Hedging Activities

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative instruments pursuant to its established policies:

•         Forward purchase contracts for cattle for use in NBP’s beef plants

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 27, 2011.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $14.5 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheet as of August 27, 2011.

The following table presents the fair values and other information regarding derivative instruments not designated as hedging instruments as of fiscal year ended August 27, 2011 (thousands of dollars):

August 27, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$4,022	liabilities	$5,860
Total		$4,022		$5,860

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the 18 weeks ended December 31, 2011 and fiscal years ended August 27, 2011, and August 28, 2010 (thousands of dollars):

Derivatives Not	Gain (Loss)
Designated as	Recognized in
Hedging	Income on
Instruments	Derivatives
		18 weeks ended	Fiscal year ended
		December 31, 2011	August 27, 2011	August 28, 2010

Commodity contracts Net sales		$6,271	$6,975	$14,860
Commodity contracts Cost of sales		(3,866)	(33,829)	(2,397)
Total		$2,405	$(26,854)	$12,463

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 (13)    Capital Shares and Equities

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

Patronage Notices.  Patronage Notices do not constitute units or membership interests in the Company, and holders will not be unitholders or associates of the Company by virtue of holding Patronage Notices. As was the case in the cooperative, Patronage Notices will be paid by the Company at such time and in such amounts as may be determined by the board of directors in its sole and absolute discretion. Upon liquidation, holders of Patronage Notices will be paid before holders of Class A and Class B interests.  Patronage Notices carry no other or additional rights.  USPB’s Board of Directors authorized the redemption of the outstanding patronage notices as a result of USPB’s sale of a majority of its ownership interest in NBP to Leucadia.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)     Non-controlling Interest

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

Generally accepted accounting principles required the Company to determine the fair value of the non-controlling interest in NBP at the end of each reporting period.  The carrying value of non-controlling interest in NBP reflects fair value.  In determining the fair value of the non-controlling interest in NBP held by NBPCo Holdings as of August 27, 2011, management considered previous redemption prices, valuations of peer companies and other factors.  The non-controlling interest in NBP held by the Klein Affiliates as of August 27, 2011 was valued based upon a contractually stipulated valuation formula.  As a result of the Leucadia Transaction, the put rights held by the Klein Affiliates and NBPCo Holdings were eliminated.  The accumulated adjustment to fair value of the non-controlling interest was also eliminated which resulted in an increase to members’ capital.

At August 27, 2011, the value of the non-controlling interest in NBP was determined to be $351.1 million, which was equal to its carrying value.  The total value of the non-controlling interest in NBP as of August 27, 2011, increased by approximately $53.8 million compared to the value at August 28, 2010.  The carrying value of the non-controlling interest in NBP increased approximately $68.7 million through valuation changes during the fiscal year ended August 27, 2011, resulting in the $351.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 27, 2011.  Offsetting the change in the value of the non-controlling interest in NBP is a corresponding change in members’ capital.

(15)     Legal Proceedings

As of December 29, 2012, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

NBP is a party to a number of lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(16)     Business Segments

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

Customer Concentration

In the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010, one customer of NBP represented 9.3%, 8.7%, and 9.5%, respectively, of total sales, with no other customer representing more than 3.6%, 3.3%, and 3.0%, respectively, of total sales.

Sales to Foreign Countries

NBP had sales outside the United States in the 18 weeks ended December 31, 2011 and fiscal years 2011 and 2010 of approximately $269.6 million, $865.2 million, and $636.9 million, respectively.  No single country outside the United States of America accounted for more than 3.6% of total sales. The amount of assets maintained outside the United States of America is not material.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)     Transition Period Comparative Data

		17 weeks
	18 weeks	ended
	ended	December
	December	25, 2010
	31, 2011	(unaudited)
	(millions of dollars)
Statement of Operations Data:
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	31.9	18.6
Depreciation and amortization	15.4	17.2

Operating income	6.8	71.8

Other income (expense):
Interest income	-	0.0
Interest expense	(3.3)	(3.7)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7	-
Other, net	1.5	0.6
Total other expense, net	775.9	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	782.0	68.3
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
National Beef Packing Company, LLC	(5.4)	(21.1)
Net income attributable to U.S. Premium Beef, LLC	$776.1	$46.3

Earnings per unit:
Basic
Class A units	$105.53	$6.05
Class B units	$924.64	$53.00
Diluted
Class A units	$103.75	$5.95
Class B units	$924.64	$53.00

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	748,055	747,600
Class B units	755,385	755,385

Statement of Cash Flow Data:
Net cash provided by operating activities	$4.4	$50.4
Net cash provided by (used in) investing activities	575.0	(19.8)
Net cash used in financing activities	(15.3)	(14.1)
Effect of exchange rate changes on cash	-	0.0
Net increase in cash	$564.1	$16.6

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 (18)  Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal year 2012, 18 weeks ended December 31, 2011 and fiscal year 2011 are set forth below (dollars in thousands, except per unit data):

			Net
			(Loss) Income
		Operating	Attributable	Basic (Loss) Earnings Per		Diluted Earnings Per
	Net Sales	(Loss) Income	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2012 quarterly results:
March 31, 2012	$-	$(2,026)	$(4,718)	$(0.64)	$(5.62)	$(0.64)	$(5.62)
June 30, 2012	-	(1,431)	5,489	$0.75	$6.54	$0.73	$6.54
September 29, 2012	-	(1,119)	5,157	$0.70	$6.14	$0.69	$6.14
December 29, 2012	-	(1,158)	(3,204)	$(0.44)	$(3.81)	$(0.42)	$(3.81)
	$-	$(5,734)	$2,724
Transition Period:
Qtr ended November 26, 2011	$1,775,715	$15,980	$8,928	$0.51	$4.45	$0.50	$4.45
Month ended December 31, 2011	690,541	(9,215)	767,136	$104.95	$919.59	$103.18	$919.59
	$2,466,256	$6,765	$776,064

2011 quarterly results:
November 27, 2010	$1,587,320	$54,398	$35,449	$4.57	$40.02	$4.50	$40.02
February 26, 2011	1,652,606	60,615	38,051	$5.04	$44.16	$4.96	$44.16
May 28, 2011	1,772,903	62,469	39,931	$5.17	$45.32	$5.08	$45.32
August 27, 2011	1,836,638	83,434	54,163	$7.02	$61.48	$6.90	$61.48
	$6,849,467	$260,916	$167,594

 Independent Auditor’s Report

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company LLC, and its subsidiaries, which comprise the consolidated balance sheets as of December 29, 2012 and December 31, 2011, and the related consolidated statement of operations, cash flows, members’ capital, and comprehensive income for the year ended December 29, 2012.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits.  We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements.  The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error.  In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control.  Accordingly, we express no such opinion.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for the year ended December 29, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

March 27, 2013

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Balance Sheets
(thousands of dollars)

Assets	December 29, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$24,986	$18,481
Accounts receivable, less allowance for returns and doubtful accounts of $1,296
and $0, respectively	207,161	179,593
Due from affiliates	2,107	6,814
Other receivables	3,476	9,236
Inventories	302,914	280,499
Other current assets	22,594	25,305
Total current assets	563,238	519,928
Property, plant, and equipment, at cost
Land and improvements	14,892	17,859
Buildings and improvements	182,327	162,179
Machinery and equipment	240,412	201,934
Trailers and automotive equipment	1,833	10,897
Furniture and fixtures	6,159	4,117
Construction in progress	41,943	49,180
	487,566	446,166
Less accumulated depreciation	37,690	-
Net property, plant, and equipment	449,876	446,166
Goodwill	14,991	8,915
Other intangibles, net of accumulated amortization of $45,249 and $0, respectively	765,782	809,569
Other assets	3,266	3,359
Total assets	$1,797,153	$1,787,937
Liabilities and Members' Capital

Current liabilities:
Current installments of long-term debt	$38,609	$29,262
Cattle purchases payable	134,556	101,301
Accounts payable - trade	87,518	82,277
Due to affiliates	551	1,584
Accrued compensation and benefits	25,213	29,588
Accrued insurance	28,393	19,933
Other accrued expenses and liabilities	13,165	10,402
Distributions payable	-	3,112
Total current liabilities	328,005	277,459
Long-term liabilities:
Long-term debt, excluding current installments	365,140	404,214
Other liabilities	2,279	2,486
Total long-term liabilities	367,419	406,700
Total liabilities	695,424	684,159
Commitments and contingencies
Members' capital
Members' capital attributable to NBP	1,097,717	1,099,710
Accumulated other comprehensive income attributable to NBP	18	-
Noncontrolling interest in Kansas City Steak Company, LLC	3,994	4,068
Total members' capital	1,101,729	1,103,778
Total liabilities and members' capital	$1,797,153	$1,787,937

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Operations
(thousands of dollars)
52 weeks ended
December 29, 2012
Net sales	$7,479,251
Costs and expenses:
Cost of sales	7,269,912
Selling, general, and administrative	56,478
Depreciation and amortization	83,063
Total costs and expenses	7,409,453
Operating income	69,798
Other income (expense):
Interest income	43
Interest expense	(12,432)
Other, net	1,640
Total other expense	(10,749)
Income before taxes	59,049
Income tax expense	(1,710)
Net income	57,339
Less net income attributable to noncontrolling interest	(209)
Net income attributable to NBP	$57,130

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Comprehensive Income
(thousands of dollars)

52 weeks ended
December 29, 2012
Net income	$57,339
Other comprehensive income (loss):
Foreign currency translation adjustments	18
Comprehensive income	57,357
Comprehensive income attributable to noncontrolling interest	(209)
Comprehensive income attributable to NBP	$57,148

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC
Consolidated Statement of Members' Capital
(thousands of dollars)

			Non-controlling
	Members'	Accumulated	interest in
	Capital	other	Kansas City
	Attributable	comprehensive	Steak
	to NBP	(loss) income	Company, LLC	Total
Balance at December 31, 2011	$1,099,710	$-	$4,068	1,103,778
Net income	57,130		209	57,339
Distributions	$(59,123)	-	-	(59,123)
Foreign currency translation adjustments		18		18
Distributions paid to noncontrolling interests			(283)	(283)
Balance at December 29, 2012	$1,097,717	$18	$3,994	$1,101,729

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Cash Flows
(thousands of dollars)
52 weeks ended
December 29, 2012
Cash flows from operating activities:
Net income	$57,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,063
Gain on disposal of property, plant, and equipment	(676)
Changes in assets and liabilities:
Accounts receivable	(27,568)
Due from affiliates	4,707
Other receivables	5,760
Inventories	(22,415)
Other assets	2,669
Cattle purchases payable	33,255
Accounts payable	5,241
Due to affiliates	(1,033)
Accrued compensation and benefits	(4,375)
Accrued insurance	3,070
Other accrued expenses and liabilities	2,643
Net cash provided by operating activities	141,680
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(45,629)
Proceeds from sale of property, plant, and equipment	2,642
Net cash used in investing activities	(42,987)
Cash flows from financing activities:
Net (payments) under revolving credit lines	(700)
Repayments of term note payable	(27,750)
Repayments of other indebtedness/capital leases	(1,277)
Member distributions	(62,196)
Distributions paid to non-controlling interest	(283)
Net cash used in financing activities	(92,206)
Effect of exchange rate changes on cash	18
Net increase in cash	6,505
Cash and cash equivalents at beginning of period	18,481
Cash and cash equivalents at end of period	$24,986
Supplemental cash disclosures:
Cash paid during the period for interest	$12,276
Cash paid during the period for taxes	$983
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$145

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (NBP) is a Delaware limited liability company.  NBP and its subsidiaries sell meat products to customers in the food service, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.  National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP.  As of December 29, 2012, approximately 71% of our employees were represented by collective bargaining agreements.  NBP makes certain contributions for the benefit of employees (see Note 7).

On December 30, 2011, Leucadia National Corporation (Leucadia) acquired a 78.9% interest in NBP for aggregate net cash consideration of $867,869,000 (see Note 3).

NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  As a result of the Leucadia acquisition, the December 31, 2011 consolidated balance sheet was prepared in accordance with ASC 805 Business Combinations (see Note 3).

Fiscal Year

NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December.  NBP's fiscal year was changed as a result of the Leucadia acquisition (see note 3) from the last Saturday in August to the last Saturday in December.  Fiscal 2012 was a 52 week fiscal year.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

 NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 29, 2012 and December 31, 2011, NBP had cash and cash equivalents of $25.0 million and $18.5 million, respectively, as presented in the consolidated balance sheets and consolidated statement of cash flows.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal year ended December 29, 2012 (in thousands).

	Beginning			Ending
Period Ended	Balance	Provision	Charge Off	Balance

December 29, 2012	$-	$(10,470)	$9,174	$(1,296)

Inventories

Inventories consist primarily of meat products and supplies, and are stated at the lower of cost or market with cost principally determined under the first-in, first-out, for meat products and average cost for supplies as of December 29, 2012.  As a result of the Leucadia acquisition, December 31, 2011, product inventories were considered commodities and were recorded based on quoted commodity prices, which approximate net realizable value.   Product inventories are relieved from inventory utilizing the first-in, first-out method.

Inventories at December 29, 2012 and December 31, 2011 consisted of the following (in thousands):

	December 29,	December 31,
	2012	2011

Dressed and boxed meat products	$201,509	$167,013
Beef by-products	64,846	50,356
Supplies and other	36,559	63,130
Total Inventory	$302,914	$280,499

Property, plant and equipment

Property, plant and equipment were recorded at fair value as of December 31, 2011 as a result of the Leucadia transaction.  Property, plant and equipment purchased subsequent to the transaction are recorded at cost.  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Depreciation expense was $37.8 million for the fiscal year ended December 29, 2012.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Upon disposition of these assets, any resulting gain or loss is included in other, net (see Note 5).  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.6 million for the fiscal year ended December 29, 2012.

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

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of a reporting unit to the unit’s book value to determine if any impairment exists.  NBP calculates the fair value of the reporting unit using estimates of future cash flows.  As of December 29, 2012, goodwill arising from the Leucadia transaction (see note 3) totaled $15.0 million.

The amounts of goodwill are as follows (amounts in thousands):

December 29,
2012
Beginning balance	$8,915
Fair value adjustments	6,076
Ending balance	$14,991

The amounts of other intangible assets are as follows (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		December 29, 2012
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$22,585
Tradenames	20	260,071	13,008
Cattle supply contracts	15	143,600	9,573
Other	10	830	83
	18	$811,031	$45,249

Total intangible assets		$811,031	$45,249

		December 31, 2011
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$405,180	$-
Tradenames	20	260,059	-
Cattle supply contracts	15	143,500	-
Other	10	830	-
	18	$809,569	$-

Total intangible assets		$809,569	$-

For the fiscal year ended December 29, 2012, NBP recognized $45.2 million of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 29, 2012, for each of the next five years and thereafter:

Estimated amortization expense for fiscal years ended:
2013	45,249
2014	45,249
2015	45,249
2016	45,249
2017	45,249
Thereafter	584,786
Total	$811,031

Overdraft Balances

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on NBP’s consolidated statement of cash flows.  Overdraft balances of $113.3 million and $90.8 million were included in trade accounts and cattle purchases payables at December 29, 2012 and December 31, 2011, respectively.

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, the separate legal entity of NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of NBP, as the results of operations are included in the taxable income of the individual members.  However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2011, 2010 and 2009.

Fair Value of Financial Instruments

 The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments.  The carrying value of other debt approximates its fair value at December 29, 2012 and December 31, 2011, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

Selling, General and Administrative Costs

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general and administrative costs consist of aggregated expenses that generally apply to multiple locations.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $11.8 million for the fiscal year ended December 29, 2012.

Comprehensive Income

 Comprehensive income consists of net income and foreign currency translation adjustments.  NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

 NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction is settled. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NOTE 3.  ACQUISITION

On December 30, 2011, Leucadia acquired a controlling interest in NBP for aggregate net cash consideration of $867,869,000 (the Acquisition).  Pursuant to a membership interest purchase agreement among NBP, Leucadia, US Premium Beef, LLC (USPB), NBPCo Holdings, TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo) and TMK Holdings (TMK), the following transactions occurred in sequence on the closing date.  TKK, TMKCo and TMK are entities controlled by the chief executive officer of NBP.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(a)     Leucadia purchased 76.1% of NBP from USPB and NBPCo Holdings for aggregate cash consideration of $875,369,000.

(b)     TKK and TMKCo exercised their put rights with respect to their aggregate 5.1% interest in NBP and NBP redeemed their interest for aggregate cash payments of $75,947,000.  NBP borrowed funds under its revolving credit facility to finance the redemption.  Upon completion of this redemption Leucadia's interest in NBP increased to 79.6%.

(c)     TMK purchased a .7% interest in NBP from Leucadia for a cash payment of $7,500,000, reducing Leucadia's interest to 78.9%.

A portion of the purchase price payable to USPB and NBPCo was placed on deposit with an escrow agent to secure certain indemnification obligations.  Upon consummation of the transactions on the closing date, Leucadia owned 78.9%, USPB owned 15.1%, NBPCo owned 5.3%, and TMKCo owned 0.7% of NBP.

The following table reflects the allocation of the consideration paid to the assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the redeemable noncontrolling interests in NBP (in thousands):

Assets:	December 30, 2011
Current assets:
Cash and cash equivalents	$18,481
Trade, notes and other receivables	195,643
Inventory	280,499
Prepaids and other current assets	25,305
Total current assets	519,928
Intangible assets and goodwill	826,010
Other assets	3,359
Property, plant, and equipment	444,030
Total assets	$1,793,327

Liabilities
Current liabilities:
Trade payables and expense accruals	$239,841
Other current liabilities	13,746
Debt due within one year	29,262
Total current liabilities	282,849
Other non-current liabilities	2,486
Long-term debt	328,267
Total liabilities	613,602

Redeemable equity interests	304,356

Net assets acquired	$875,369

To assist NBP's management in its determination of the fair value of property and equipment, identifiable intangible assets and equity value, NBP engaged an independent valuation and appraisal firm.  The methods used by NBP's management to determine the fair values included estimating the business enterprise value through the use of a discounted cash flow analysis.  Property and equipment asset valuations included an analysis of depreciated replacement cost and current market prices.  NBP considered several factors to determine the fair value of property and equipment, including local market conditions, recent market transactions, the size, age, condition, utility and character of the property, the estimated cost to acquire replacement property, an estimate of depreciation from use and functional obsolescence and the remaining expected useful life of the assets.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amounts allocated to product inventories were principally based on quoted commodity prices on the acquisition date.  For other components of working capital, the historical carrying values approximated fair values.  NBP's long-term debt principally consists of its senior credit facility payable to its bank group, which was renegotiated in June 2011.  In December 2011, the lenders consented to the acquisition as required by the credit facility, and to certain other amendments to the facility's covenants; the pricing of the credit facility remained the same.  In addition to these factors, NBP also analyzed changes in market interest rates from June 2011 and concluded that the principal amount due under the credit facility approximated its fair value on the acquisition date.

The fair value of TKK and TMKCo's redeemable noncontrolling interests was the amount paid to redeem those interests as described above.  The fair value of other redeemable noncontrolling interests was determined based upon the purchase price paid by Leucadia for its interest.  The redeemable equity interests are included in members’ capital attributable to NBP in the consolidated balance sheet at December 31, 2011.

Amounts allocated to intangible assets as a result of the Leucadia acquisition, the amortization period and goodwill were as follows:

	Gross Carrying
	Amount
	(amounts in	Amortization
	thousands)	Period
Customer relationships	$406,530	18
Tradenames	260,059	20
Cattle supply contracts	143,600	15
Other	830	10
Subtotal, intangible assets	$811,019
Goodwill	14,991
Total	$826,010

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04.  ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 was effective for annual and interim periods beginning after December 31, 2011.  The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of ASU 2011-04 did not have a material effect on NBP's consolidated financial statements or disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 will be effective for annual and interim periods beginning after December 31, 2011.  The adoption of ASU 2011-05 NBP resulted in NBP presenting the consolidated statement of comprehensive income as a separate but consecutive statement following the statement of operations as presented in these financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary.  The revised standard is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted under certain circumstances.  NBP’s adoption of this standard did not have a material impact on its financial statements.

NOTE 5.  OTHER INCOME

Other non-operating income, net was $1.6 million, for the fiscal year ended 2012.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to postretirement benefits costs as discussed in Note 7. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income, net for fiscal year 2012 primarily includes approximately $0.7 million of income related to gains on the sale of fixed assets, and a $0.5 million patronage dividend.

NOTE 6.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 29, 2012 and December 31, 2011, debt consisted of the following:

	December 29, 2012	December 31, 2011
	(amounts in thousands)
Short-term debt:
Current portion of term loan facility (a)	$37,000	$27,750
Current portion of capital lease obligations and other (c)	1,609	1,512
	$38,609	$29,262
Long-term debt:
Term loan facility (a)	$259,000	$296,000
Industrial Development Revenue Bonds (b)	12,245	12,245
Revolving credit facility (a)	91,403	92,103
Long-term capital lease obligations and other (c)	2,492	3,866
	$365,140	$404,214
Total debt	$403,749	$433,476

(a) Senior Credit Facilities— Effective as of June 4, 2010, our Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors

On June 10, 2011, NBP's Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide NBP credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio and (3) extend the maturity date of the Credit Facility to June 4, 2016.

On December 5, 2011, NBP's Credit Facility was amended and restated to (1) permit the Leucadia Transaction, (2) adjust NBP's fiscal year and (3) allow for the updated distribution percentage.

On December 28, 2012, NBP received a Limited Waiver to our Credit Facility which waived the fixed charge coverage ratio requirement.  A fee of approximately $0.3 million was paid by NBP for the waiver, and is included in selling, general, and administrative expenses on the consolidated statements of operations.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different rations of funded debt to EBITDA as depicted in the table below:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Base Rate
		Advance Line
		of Credit and
Borrowing Base		Swing Line	LIBOR Rate
Availability	Funded Debt to EBITDA	Loans and	Line of Credit
Level	Ratio	Term Loans	Loan	LC Fees	Non-Use Fee

Level 1	Less than 1:50:1:00	0.75%	1.75%	1.75%	0.25%

Level 2	Greater than 1:50:1:00 and less than 2:50:1:00	1.00%	2.00%	2.00%	0.375%

Level 3	Greater than or equal to 2:50:1:00	1.50%	2.50%	2.50%	0.50%

As of December 29, 2012 the interest rate for the term and revolving loan was equal to 2.71% and 2.79%, respectively.  As of December 31, 2011, the interest rate for the term and revolving loan was equal to 2.05% and 2.20%, respectively.

 The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  The Credit Facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

Effective as of the June 10, 2011 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of approximately $9.35 million. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

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

 (b)     Industrial Development Revenue Bonds—Effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased NBP’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility and leased the facility to NBP for an identical term under a capital lease.  NBP purchased the City's bonds with proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under our Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of December 29, 2012, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October 1, 2009.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.8% in fiscal year 2012.  NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2012 was 0.3%.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase our equipment within our Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  NBP purchased the City's bonds with proceeds of our term loan under the Credit Facility.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, NBP effectively controls enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(c)   Capital and Operating Leases—NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at December 29, 2012, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
For the fiscal years ended December:	(amounts in thousands)
2013	1,569	15,116
2014	2,465	13,734
2015	17	8,919
2016	5	3,587
2017	5	2,115

Thereafter	-	126
Net minimum lease payments	$4,061	$43,597
Less amount representing interest	(293)
Present value of net minimum lease payments	$3,768

Rent expense associated with operating leases was $16.9 million for fiscal 2012.  NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 29, 2012, are as follows:

Minimum
Principal
Maturities
(amounts in thousands)
Fiscal Year ending December:
2013	38,609
2014	39,465
2015	40,447
2016	283,223
2017	5
Thereafter	2,000
Total minimum principal maturities	$403,749

Other Commitments

Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in the fiscal years ended 2012.  Payments under the commitment will be $0.8 million in each of the fiscal years 2013 through 2017, with the remaining balance of $5.0 million to be paid in subsequent years.

Cattle Commitment - NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities.   NBP’s cattle commitments as of December 29, 2012 were $117.4 million.

 NOTE 7.  RETIREMENT PLANS

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NBP maintains a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering NBP’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $1.0 million for the fiscal year 2012.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.9 million for the fiscal year 2012.

 Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million for the fiscal year 2012, and are included in other, net.

The health care trend rate used to value the accumulated benefit obligation at December 29, 2012 is a rate of 6.0% per year, declining by 0.25% per year to an ultimate rate of 5% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 2.8%.  The unfunded accumulated benefit obligation was $1.2 million and $1.3 million at December 29, 2012 and December 31, 2011, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 8.  INCOME TAXES

Income tax expense includes the following current and deferred provisions:

52 weeks ended
December 29,
2012
(in thousands)
Current provision:
Federal	$1,188
State	634
Foreign	50
Total current tax expense	1,872

Deferred provision:
Federal	(165)
State	3
Foreign	-
Total deferred tax expense	(162)
Total income tax expense	$1,710

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

52 weeks ended
December 29,
2012
(in thousands)
Computed “expected” income tax expense	$20,594
Passthrough “expected” income tax expense	(19,692)
State taxes, net of federal	637
Other	171
Total income tax expense	$1,710

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2012 and December 31, 2011 are presented below:

	52 weeks ended	18 weeks ended
	December 29,	December 31,
	2012	2011
Deferred tax assets:	(in thousands)
Accounts receivable, due to allowance for doubtful accounts	$143	$247
Intangible assets	244	336
Self-insurance and workers compensation accruals	1,187	1,171
Employee benefit accruals	281	44
Ownership in partnership	186	40
Total gross deferred tax assets	2,041	1,838
Deferred tax liabilities:
Prepaid assets	12	5
Property, plant, and equipment, principally due to differences in depreciation	877	444
Total gross deferred tax liabilities	889	449
Net deferred tax assets	$1,152	$1,389

Net deferred tax assets and liabilities at December 29, 2012 and December 31, 2011 are included in the consolidated balance sheet as follows:

	December 29,	December 31,
	2012	2011
	(in thousands)

Other current assets	$2,041	$1,838
Other liabilities	889	449
	$1,152	$1,389

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at December 29, 2012 and December 31, 2011.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 9.  RELATED PARTY TRANSACTIONS

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During fiscal year 2012, NBP had sales and purchases with the following related parties (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

52 weeks ended
December 29,
2012
Sales to:
Beef Products, Inc. (1)	$74,199
Total sales to affiliate	$74,199

Purchases from:
Beef Products, Inc. (1)	$17,453
Total purchases from affiliate	$17,453

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At December 29, 2012 and December 31, 2011, the amounts due from BPI for sale of beef trimmings were approximately $1.6 million and $6.8 million, respectively.  At December 29, 2012 and December 31, 2011, the amounts due to BPI for the purchase of processed lean beef were approximately $0.2 million and $1.6 million, respectively.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2012, we paid approximately $1.8 million to BPI in technology and support fees.

In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to NBP, entered into a contract with USPB to purchase a portion of its annual cattle requirements.  In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  At the beginning of fiscal year 2005, USPB converted to a limited liability company.  USPB now facilitates the delivery of cattle annually to NBP through its individual producer-owners.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal year ended December 29, 2012 NBP obtained approximately 21%, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

NOTE 10.  FAIR VALUE MEASUREMENTS

NBP determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•          Level 1 — quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•          Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•          Level 3 — unobservable inputs for an asset or liability.  Unobservable inputs should only be used to the extent observable inputs are not available.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 The following table details the assets and liabilities measured at fair value on a recurring basis as of December 29, 2012, and December 31, 2011  and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 29, 2012	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$3,505	$375	$3,130	$-

Other accrued expenses and
liabilities - derivatives	$3,114	$3,114	$-	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 31, 2011	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$3,816	$88	$3,728	$-

Other accrued expenses and
liabilities - derivatives	$2,802	$2,802	$-	$-

NOTE 11.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative instruments pursuant to our established policies:

•          Forward purchase contracts for cattle for use in our beef plants

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 29, 2012 and December 31, 2011.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $6.8 million and $10.7 million in cash collateral posted on its derivative liabilities included in other current assets on the consolidated balance sheets as of December 29, 2012 and December 31, 2011, respectively.

F-55

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of December 29, 2012 and December 31, 2011 (in thousands of dollars):

December 29, 2012	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$3,505	liabilities	$3,114
Total		$3,505		$3,114
December 31, 2011	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$3,816	liabilities	$2,802
Total		$3,816		$2,802

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended December 29, 2012 (in thousands of dollars):

		Amount of Gain (Loss) Recognized in
Derivatives Not	Location of Gain (Loss)
Designated as	Recognized in Income on	52 weeks ended	18 weeks ended
Hedging Instruments	Derivatives	December 29, 2012	December 31, 2011

Commodity contracts	Net sales	$288	$6,271
Commodity contracts	Cost of sales	(911)	(3,866)
Total		$(623)	$2,405

NOTE 12.  LEGAL PROCEEDINGS

NBP has been named as a defendant in a wage-and-hour lawsuit entitled Valente Sandoval Barbosa, et al. v. National Beef Packing Company, LLC, Case No. 12-cv-2311 KHV/DJW (United States District Court, State of Kansas), instituted on May 22, 2012.  The plaintiffs allege that NBP violated the Fair Labor Standards Act by failing to compensate non-exempt production line employees at its facility in Liberal, Kansas for time spent performing pre-and post-production activities.  The court conditionally certified a class in January 2013 consisting of all hourly production employees subject to NBP gang-time compensation practices between January 31, 2010 and January 31, 2013.  The plaintiffs seek actual damages, pre-and post-judgment interest, and costs and expenses incurred in the action, including attorneys’ fees.   NBP believes that it has meritorious defenses to this case and intends to defend the case vigorously, but there can be no assurances as to the outcome of this case or the impact on NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13.  SUBSEQUENT EVENTS

During the first quarter of 2013, the two case-ready facilities will begin to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, National Beef will record a charge estimated to be approximately $2.9 million during the first quarter of 2013.

NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 27, 2013, the date the financial statements were available for issuance.