Form 10-Q
period 2013-03-30
U. S. Premium Beef, LLC
filed 2013-05-09
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

The registrant’s units are not traded on an exchange or in any public market.  As of April 27, 2013, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit data)
	March 30,	December 29,
Assets	2013	2012
	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$59,543	$62,683
Due from affiliates	1,393	657
Other receivables	31	78
Restricted cash	36,943	-
Total current assets	97,910	63,418
Property, plant, and equipment, at cost	250	250
Less accumulated depreciation	240	238
Net property, plant, and equipment	10	12
Investment in National Beef Packing Company, LLC	162,339	165,401
Restricted cash	-	36,943
Other assets	345	1,664
Total assets	$260,604	$267,438

Liabilities and Capital Shares and Equities

Current liabilities:
Accounts payable - trade	$142	$42
Due to affiliates	16	446
Accrued compensation and benefits	1,528	4,654
Other accrued expenses and liabilities	114	197
Patronage notices payable in cash	115	115
Distributions payable	172	172
Total current liabilities	2,087	5,626
Long-term liabilities:
Accrued compensation and benefits	7,319	7,266
Total liabilities	9,406	12,892
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	251,198	254,546
Total liabilities and capital shares and equities	$260,604	$267,438

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended
	March 30, 2013	March 31, 2012
	(unaudited)	(unaudited)

Net sales	$-	$-

Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	1,320	1,963
Depreciation and amortization	2	2
Total costs and expenses	1,322	1,965

Operating loss	(1,322)	(1,965)

Other income (expense):
Interest income	10	27
Interest expense	(73)	(74)
Equity interest in net loss of National Beef Packing Company, LLC	(3,062)	(2,706)
Other, net	262	-
Loss before taxes	(4,185)	(4,718)

Income tax expense	-	-
Net loss	(4,185)	(4,718)

Loss per unit:
Basic
Class A units	$(0.57)	$(0.64)
Class B units	$(4.98)	$(5.62)
Diluted

Class A units	$(0.57)	$(0.64)
Class B units	$(4.98)	$(5.62)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	735,385	735,385
Class B units	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)
	13 weeks ended	13 weeks ended
	March 30, 2013	March 31, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,185)	$(4,718)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2	2
Equity in losses of National Beef Packing Company, LLC	3,062	2,706
Changes in assets and liabilities:
Accounts receivable	-	(386)
Due from affiliates	(736)	2,296
Other receivables	47	-
Other assets	1,319	38
Accounts payable	100	(10)
Due to affiliates	(430)	(10)
Accrued compensation and benefits	(3,073)	(545)
Other accrued expenses and liabilities	(83)	3,650
Net cash (used in) provided by operating activities	(3,977)	3,023
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(3)
Net cash used in investing activities	-	(3)
Cash flows from financing activities:
Payments of patronage notices	-	(21,868)
Change in overdraft balances	-	(19,563)
Prior year excess distribution	837	-
Member distributions	-	(538,840)
Net cash provided by (used in) financing activities	837	(580,271)
Effect of exchange rate changes on cash	-	-
Net decrease in cash	(3,140)	(577,251)
Cash and cash equivalents at beginning of the period	62,683	642,670
Cash and cash equivalents at end of the period	$59,543	$65,419

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 29, 2012.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen week period ended March 30, 2013 (thousands of dollars).

Balance at December 29, 2012	$254,546
Allocation of net loss for the thirteen week period ended March 30, 2013	(4,185)
Prior year excess distribution	837
Balance at March 30, 2013	$251,198

For tax year 2012, USPB’s Board of Directors authorized the Company to make quarterly tax distributions to its unitholders to assist those that make quarterly estimated tax payments.  USPB made one such distribution in April 2012, which was based on a conservative estimate of taxable income for the first quarter.  The estimate for the quarter was ultimately higher than actual taxable income for the full year, which caused the Company to be over-distributed.  USPB’s Board of Director’s directed management to offset future tax distributions by the amount of the over-distribution.  The over-distribution also resulted in a violation of the terms of the Company’s Master Loan Agreement with CoBank.  The Company informed CoBank of the over-distribution and CoBank waived the violation.

(3) Income (Loss) Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen week periods ended March 30, 2013 and March 31, 2012, income (loss) was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the former CEO’s, Steven Hunt, employment agreement and until eighteen months after the termination of the employment agreement, at the election of Mr. Hunt, or upon mutual agreement of the Board of the Company and the Mr. Hunt, Mr. Hunt may purchase up to 20,000 Class A units, or upon agreement of Mr. Hunt and the Board of the Company, Mr. Hunt may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of Mr. Hunt’s employment agreement, and the election of Mr. Hunt or agreement by the Board of the Company and Mr. Hunt for him to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in his employment agreement. The diluted loss per Class A unit calculations for the 13 week period ended March 30, 2013 and March 31, 2012 in the following table excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculations.

Loss Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 30, 2013	March 31, 2012

Basic loss per unit
Loss attributable to USPB available to
unitholders (numerator)
Class A	$(419)	$(472)
Class B	$(3,766)	$(4,246)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(0.57)	$(0.64)
Class B	$(4.98)	$(5.62)

Diluted loss per unit:
Loss attributable to USPB available to
unitholders (numerator)
Class A	$(419)	$(472)
Class B	$(3,766)	$(4,246)

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-
Units (denominator)	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$(0.57)	$(0.64)
Class B	$(4.98)	$(5.62)

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen week periods ended March 30, 2013 and March 31, 2012 (thousands of dollars):

	13 weeks ended	13 weeks ended
	March 30, 2013	March 31, 2012
Net sales	$1,788,813	$1,790,555

Costs and expenses:
Cost of sales	1,770,844	1,772,219
Selling, general, and administrative expenses	14,128	14,033
Depreciation and amortization	21,733	20,308
Total costs and expenses	1,806,705	1,806,560

Operating loss	(17,892)	(16,005)

Other income (expense):
Interest income	5	3
Interest expense	(3,250)	(3,016)
Other, net	623	1,421
Loss before taxes	(20,514)	(17,597)

Income tax expense	(54)	(420)
Net loss	(20,568)	(18,017)
Less: net income (loss) attributable to Kansas City Steak Company, LLC	254	64
Net loss attributable to NBP	$(20,314)	$(17,953)

NBP's net loss attributable to USPB	$(3,062)	$(2,706)

(5) Restricted Cash

When the transaction with Leucadia closed on December 30, 2011, approximately $36.9 million of the Company’s proceeds were deposited in an escrow account to satisfy potential indemnification claims from Leucadia.  USPB received 40%, or approximately $14.8 million, in January 2013; however, those funds remain subject to potential indemnification claims that may arise during the second year after the closing of the transaction and are therefore included in Restricted cash on the balance sheet.  If no indemnification claims arise during the second year, the remaining 60% of the funds will be distributed to USPB.  As the Company anticipates receipt of those funds from the escrow agent in January 2014, the full amount has been reclassified from non-current assets to current assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety issues, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy , product contamination and recall concerns, competitive practices and consolidation in the cattle production and processing industries and among our customers, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, trade barriers and exchange controls, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases. The ratios during the first quarter of fiscal year’s 2013 and 2012 were the lowest for the corresponding periods during the past ten years. Due in part to the declining U.S. cattle herd, which has been exacerbated by drought conditions across key cattle raising areas, during this period average cattle prices remained at record levels and NBP’s per head revenue has not increased to offset the full increase in its per head cost for cattle, resulting in reduced margins.

During the first quarter of fiscal year 2013, revenues were lower than the first quarter of fiscal year 2012 due primarily to fewer cattle processed versus the prior quarter. Although gross margin per head was modestly higher versus the first quarter of fiscal year 2012, total gross margin was lower due primarily to fewer cattle processed versus the prior quarter. Depreciation and amortization expenses include $11.3 million during each of fiscal year’s 2013 and 2012 of amortization expenses related to identifiable intangible assets recorded at the date of acquisition.

The 2012 drought across much of the country caused prices for corn, hay and certain other cattle feedstuffs to increase and pastures to wither; as such some cattle producers reduced and continue to reduce the size of their cow herds. NBP’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities. The drought contributed to a decline in the beef cow herd and affected the supply of fed cattle; this caused the price NBP pays for fed cattle to increase more than it can pass along in the form of higher selling prices for its products, resulting in reduced profitability.

As more fully discussed in the fiscal year 2012 10-K, NBP received notice from Walmart that it intends to discontinue using NBP as a provider of its case-ready products in 2013. During fiscal year 2013, the two case-ready facilities began to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities. In connection with the reduction in the labor force, NBP recorded a charge of approximately $1.9 million during the first quarter of fiscal year 2013. NBP is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

USPB Results of Operations

Thirteen weeks ended March 30, 2013 compared to thirteen weeks ended March 31, 2012

Net Sales.  There were no Net Sales in the thirteen week periods ended March 30, 2013 and March 31, 2012.

Cost of Sales.  There were no Cost of Sales in the thirteen week periods ended March 30, 2013 and March 31, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.3 million for the thirteen weeks ended March 30, 2013 compared to approximately $2.0 million for the thirteen weeks ended March 31, 2012, a decrease of approximately $0.7 million.  That decrease is primarily due to lower bonus expenses and professional service expenses, which were higher than usual in the prior year due to the transaction with Leucadia.

Operating Loss.  Operating loss was approximately $1.3 million for the thirteen weeks ended March 30, 2013 compared to an operating loss of approximately $2.0 million for the thirteen weeks ended March 31, 2012, a decrease of approximately $0.7 million.

Interest Expense.  Interest expense was $0.1 million for the thirteen weeks ended March 30, 2013 compared to $0.1 million for the thirteen weeks ended March 31, 2012.

Equity Interest in Net Loss of National Beef Packing Company, LLC.  Equity in NBP net loss was $3.1 million for the thirteen weeks ended March 30, 2013 compared to $2.7 million for the thirteen weeks ended March 31, 2012.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Net Loss.  Net loss for the thirteen-week period ended March 30, 2013 was approximately $4.2 million compared to net loss of approximately $4.7 million for the thirteen-week period ended March 31, 2012, a decrease of approximately $0.5 million. The decrease in net loss is primarily due to lower gross margins at NBP.

Liquidity and Capital Resources

As of March 30, 2013, USPB had net working capital (the excess of current assets over current liabilities) of approximately $95.8 million, which included cash and cash equivalents of $59.5 million, restricted cash of $36.9 million, and $0.2 million in distributions payable and $0.1 million in patronage notices payable.  As of December 29, 2012, we had net working capital of approximately $57.8 million, which included cash and cash equivalents of $62.7 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.

As of March 30, 2013, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Credit Facilities as of March 30, 2013.

Accordingly, if NBP continues to sustain losses and does not make distributions to the Company, we believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2012.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended March 30, 2013 was approximately $4.0 million compared to net cash provided by operating activities of approximately $3.0 million in the thirteen weeks ended March 31, 2012.  The $7.0 million change was primarily due to a tax distribution received from NBP in the first quarter of fiscal year 2012 and the payment of accrued bonuses and other accrued liabilities in the first quarter of fiscal year 2013.

Investing Activities

There were no material cash flow investing activities in the thirteen week periods ended March 30, 2013 and March 31, 2012.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million in the thirteen weeks ended March 30, 2013 compared to net cash used of approximately $580.3 million in the thirteen weeks ended March 31, 2012.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.

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

All of the $15 million revolving credit commitment was available as of March 30, 2013.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

For tax year 2012, USPB’s Board of Directors authorized the Company to make quarterly tax distributions to its unitholders to assist those that make quarterly estimated tax payments.  USPB made one such distribution in April 2012, which was based on a conservative estimate of taxable income for the first quarter.  The estimate for the quarter was ultimately higher than actual taxable income for the full year, which caused the Company to be over-distributed.  USPB’s Board of Director’s directed management to offset future tax distributions by the amount of the over-distribution.  The over-distribution also resulted in a violation of the terms of the Company’s Master Loan Agreement with CoBank.  The Company informed CoBank of the over-distribution and CoBank waived the violation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of March 30, 2013, the company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended December 29, 2012 to consider those risk factors.

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

Date: May 9, 2013

