Form 10-Q
period 2013-06-29
U. S. Premium Beef, LLC
filed 2013-08-09
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of July 27, 2013, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit data)
	June 29,	December 29,
Assets	2013	2012
	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$60,528	$62,683
Due from affiliates	1,382	657
Other receivables	44	78
Restricted cash	36,943	-
Total current assets	98,897	63,418
Property, plant, and equipment, at cost	250	250
Less accumulated depreciation	242	238
Net property, plant, and equipment	8	12
Investment in National Beef Packing Company, LLC	164,362	165,401
Restricted cash	-	36,943
Other assets	337	1,664
Total assets	$263,604	$267,438

Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$29	$42
Due to affiliates	1	446
Accrued compensation and benefits	1,588	4,654
Other accrued expenses and liabilities	57	197
Patronage notices payable in cash	90	115
Distributions payable	223	172
Total current liabilities	1,988	5,626
Long-term liabilities:
Accrued compensation and benefits	7,337	7,266
Total liabilities	9,325	12,892
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	254,279	254,546
Total liabilities and capital shares and equities	$263,604	$267,438

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	921	1,370	2,241	3,333
Depreciation and amortization	2	2	4	3
Total costs and expenses	923	1,372	2,245	3,336

Operating loss	(923)	(1,372)	(2,245)	(3,336)

Other income (expense):
Interest income	10	9	20	35
Interest expense	(82)	(77)	(155)	(151)
Equity interest in net income of National Beef Packing Company, LLC	4,037	7,034	975	4,328
Other, net	14	(106)	276	(106)
Income (loss) before taxes	3,056	5,488	(1,129)	770

Income tax expense	-	-	-	-
Net income (loss)	3,056	5,488	(1,129)	770

Income (loss) per unit:
Basic
Class A units	$0.42	$0.75	$(0.15)	$0.11
Class B units	$3.64	$6.54	$(1.35)	$0.92
Diluted
Class A units	$0.41	$0.74	$(0.15)	$0.10
Class B units	$3.64	$6.54	$(1.35)	$0.92

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	744,296	748,219	735,385	748,158
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)
	26 weeks ended	26 weeks ended
	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,129)	$770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4	3
Equity in earnings of National Beef Packing Company, LLC	(975)	(4,328)
Distribution from National Beef Packing Company, LLC	680	4,300
Changes in assets and liabilities:
Accounts receivable	-	(384)
Due from affiliates	123	2,289
Other receivables	34	-
Other assets	1,327	46
Accounts payable	(13)	27
Due to affiliates	(445)	(4)
Accrued compensation and benefits	(2,995)	(688)
Other accrued expenses and liabilities	(140)	(917)
Net cash (used in) provided by operating activities	(3,529)	1,114
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(3)
Net cash used in investing activities	-	(3)
Cash flows from financing activities:
Payments of patronage notices	-	(21,868)
Distribution from National Beef Packing Company, LLC	1334	-
Change in overdraft balances	26	(19,905)
Prior year excess distribution	14	-
Member distributions	-	(541,213)
Net cash provided by (used in) financing activities	1,374	(582,986)
Effect of exchange rate changes on cash	-	-
Net decrease in cash	(2,155)	(581,875)
Cash and cash equivalents at beginning of the period	62,683	642,670
Cash and cash equivalents at end of the period	$60,528	$60,795

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

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 29, 2013 (thousands of dollars).

Balance at December 29, 2012	$254,546
Allocation of net loss for the twenty-six week period ended June 29, 2013	(1,129)
Prior year excess distribution	862
Balance at June 29, 2013	$254,279

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

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen week and twenty-six week periods ended June 29, 2013 and June 30, 2012, income (loss) was allocated 10% to the Class A’s and 90% to the Class B’s.  Income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the former CEO’s, Steven Hunt, employment agreement and until eighteen months after the termination of the employment agreement, at the election of Mr. Hunt, or upon mutual agreement of the Board of the Company and Mr. Hunt, Mr. Hunt may purchase up to 20,000 Class A units, or upon agreement of Mr. Hunt and the Board of the Company, Mr. Hunt may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of Mr. Hunt’s employment agreement, and the election of Mr. Hunt or agreement by the Board of the Company and Mr. Hunt for him to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in his employment agreement. The diluted loss per Class A unit calculations for the twenty-six week period ended June 29, 2013 in the following table excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculation.

Income (Loss) Per Unit Calculation
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Basic income (loss) per unit
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$306	$549	$(113)	$77
Class B	$2,750	$4,939	$(1,016)	$693

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.42	$0.75	$(0.15)	$0.11
Class B	$3.64	$6.54	$(1.35)	$0.92

Diluted income (loss) per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$306	$549	$(113)	$77
Class B	$2,750	$4,939	$(1,016)	$693

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	8,911	12,834	-	12,773
Units (denominator)	744,296	748,219	735,385	748,158

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.41	$0.74	$(0.15)	$0.10
Class B	$3.64	$6.54	$(1.35)	$0.92

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 29, 2013 and June 30, 2012 (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,920,005	$1,913,616	$3,708,817	$3,704,171

Costs and expenses:
Cost of sales	1,853,725	1,828,328	3,622,847	3,600,547
Selling, general, and administrative expenses	13,770	14,359	27,897	28,393
Depreciation and amortization	21,855	20,757	43,588	41,065
Total costs and expenses	1,889,350	1,863,445	3,694,332	3,670,005

Operating income	30,655	50,171	14,485	34,166

Other income (expense):
Interest income	2	7	6	11
Interest expense	(3,233)	(3,284)	(6,484)	(6,300)
Other, net	(138)	42	(1,235)	1,463
Income before taxes	27,286	46,936	6,772	29,340

Income tax expense	(505)	(317)	(560)	(737)
Net income	26,781	46,619	6,212	28,603
Less: net income attributable to Kansas City Steak Company, LLC	-	44	255	108
Net income attributable to NBP	$26,781	$46,663	$6,467	$28,711

NBP's net income attributable to USPB	$4,037	$7,034	$975	$4,328

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

(6) Immaterial Prior Period Revision

As discussed in Note 2, the Company over-distributed a tax payment to its unitholders in April 2012. The Company identified immaterial errors in the manner in which the over-distribution was impacting the net cash used in operating activities and net cash provided by financing activities sections of the statement of cash flows for the first quarter of fiscal year 2013.  The Company assessed the materiality of these items in all periods in accordance with the SEC’s guidance in Staff Accounting Bulletin 99 and concluded that the adjustments were not material to any period.  These immaterial corrections made in the statement of cash flows for the 26 weeks ended June 29, 2013 impacted the first quarter of fiscal year 2013 statement of cash flows included below and will be revised the next time it is filed.  Information for the first quarter of fiscal year 2013 is unaudited.

	13 weeks ended March 30, 2013
	Original	Revision	Revised
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Due from affiliates	(736)	835	99
Net cash (used in) provided by operating activities	(3,977)	835	(3,142)

Cash flows from financing activities:
Prior year excess distribution	837	(835)	2
Net cash provided by (used in) financing activities	837	(835)	2

Net decrease in cash	(3,140)	-	(3,140)

 (7) Subsequent Event

On July 22, 2013, USPB contributed $1.5 million in additional capital to NBP to purchase 69 NBP units.  The capital contribution will be used by NBP for purposes of funding its operations and providing flexibility in complying with various financial covenants contained in its credit agreements.  After the capital contribution, USPB’s ownership interest in NBP will remain at 15.0729% .

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety issues, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy, product contamination and recall concerns, competitive practices and consolidation in the cattle production and processing industries and among our customers, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, trade barriers and exchange controls, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

The USDA regularly reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratios during the first six months of fiscal year 2012 were the lowest for the corresponding periods during the past ten years and were unchanged during the first six months of fiscal year 2013.  Due in part to the declining U.S. cattle herd, which has been exacerbated by drought conditions across key cattle raising areas, during this period average cattle prices remained at record levels and NBP’s per head revenue has not increased to offset the full increase in its per head cost for cattle, resulting in reduced margins.

Through the first six months, revenues were largely unchanged during fiscal year 2013 as compared to fiscal year 2012 due primarily to slightly higher selling prices but fewer cattle processed.  Cost of sales per head increased and gross margin per head declined in fiscal year 2013 versus fiscal year 2012.

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

As more fully discussed in the fiscal year 2012 10-K, NBP received notice from Walmart that it intends to discontinue using NBP as a provider of its case-ready products in fiscal year 2013.  During fiscal year 2013, the two case-ready facilities began to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, NBP recorded charges of approximately $1.9 million in fiscal year 2013.  NBP is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

USPB Results of Operations

Thirteen weeks ended June 29, 2013 compared to thirteen weeks ended June 30, 2012

Net Sales.  There were no Net Sales in the thirteen week periods ended June 29, 2013 and June 30, 2012.

Cost of Sales.  There were no Cost of Sales in the thirteen week periods ended June 29, 2013 and June 30, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $0.9 million for the thirteen weeks ended June 29, 2013 compared to approximately $1.4 million for the thirteen weeks ended June 30, 2012, a decrease of approximately $0.5 million.  That decrease is primarily due to lower bonus and salary expenses, which were partially offset by higher compensation expenses related to the former CEO’s non-compete agreement.

Operating Loss.  Operating loss was approximately $0.9 million for the thirteen weeks ended June 29, 2013 compared to an operating loss of approximately $1.4 million for the thirteen weeks ended June 30, 2012, a decrease of approximately $0.5 million.

Interest Expense.  Interest expense was $0.1 million for the thirteen weeks ended June 29, 2013 compared to $0.1 million for the thirteen weeks ended June 30, 2012.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP net income was $4.0 million for the thirteen weeks ended June 29, 2013 compared to $7.0 million for the thirteen weeks ended June 30, 2012.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Net Income.  Net income for the thirteen-week period ended June 29, 2013 was approximately $3.1 million compared to net income of approximately $5.5 million for the thirteen-week period ended June 30, 2012, a decrease of approximately $2.4 million. The decrease in net income is primarily due to lower gross margins at NBP.

Twenty-six weeks ended June 29, 2013 compared to twenty-six weeks ended June 30, 2012

Net Sales.  There were no Net Sales in the twenty-six week periods ended June 29, 2013 and June 30, 2012.

Cost of Sales.  There were no Cost of Sales in the twenty-six week periods ended June 29, 2013 and June 30, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $2.2 million for the twenty-six weeks ended June 29, 2013 compared to approximately $3.3 million for the twenty-six weeks ended June 30, 2012, a decrease of approximately $1.1 million.  That decrease is primarily due to lower bonus and salary expenses, which were partially offset by higher compensation expenses related to the former CEO’s non-compete agreement.

Operating Loss.  Operating loss was approximately $2.2 million for the twenty-six weeks ended June 29, 2013 compared to an operating loss of approximately $3.3 million for the twenty-six weeks ended June 30, 2012, a decrease of approximately $1.1 million.

Interest Expense.  Interest expense was $0.2 million for the twenty-six weeks ended June 29, 2013 compared to $0.2 million for the twenty-six weeks ended June 30, 2012.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP net income was $1.0 million for the twenty-six weeks ended June 29, 2013 compared to $4.3 million for the twenty-six weeks ended June 30, 2012.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Net Loss (Income).  Net loss for the twenty-six-week period ended June 29, 2013 was approximately $1.1 million compared to net income of approximately $0.8 million for the twenty-six-week period ended June 30, 2012, a decrease of approximately $1.9 million. The decrease is primarily due to lower gross margins at NBP.

Liquidity and Capital Resources

As of June 29, 2013, USPB had net working capital (the excess of current assets over current liabilities) of approximately $96.9 million, which included cash and cash equivalents of $60.5 million, restricted cash of $36.9 million, and $0.2 million in distributions payable and $0.1 million in patronage notices payable.  As of December 29, 2012, we had net working capital of approximately $57.8 million, which included cash and cash equivalents of $62.7 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.

As of June 29, 2013, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Credit Facilities as of June 29, 2013.

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

Operating Activities

Net cash used in operating activities in the twenty-six weeks ended June 29, 2013 was approximately $3.5 million compared to net cash provided by operating activities of approximately $1.1 million in the twenty-six weeks ended June 30, 2012.  The $4.6 million change was primarily due to a smaller tax distribution received from NBP in fiscal year 2013, a net loss in fiscal year 2013 as compared to net income in fiscal year 2012, and the payment of accrued bonuses and other accrued liabilities in fiscal year 2013.

Investing Activities

There were no material cash flow investing activities in the twenty-six week periods ended June 29, 2013 and June 30, 2012.

Financing Activities

Net cash provided by financing activities was approximately $1.4 million in the twenty-six weeks ended June 29, 2013 compared to net cash used of approximately $583.0 million in the twenty-six weeks ended June 30, 2012.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.

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

All of the $15 million revolving credit commitment was available as of June 29, 2013.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the company has debt outstanding.  As of June 29, 2013, the company did not have any outstanding debt.

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

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Date: August 9, 2013

