Form 10-Q
period 2013-09-28
U. S. Premium Beef, LLC
filed 2013-11-08
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

The registrant’s units are not traded on an exchange or in any public market.  As of October 26, 2013, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit data)
	September 28,	December 29,
Assets	2013	2012
	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$60,680	$62,683
Due from affiliates	1,438	657
Other receivables	3	78
Restricted cash	36,943	-
Total current assets	99,064	63,418
Property, plant, and equipment, at cost	250	250
Less accumulated depreciation	243	238
Net property, plant, and equipment	7	12
Investment in National Beef Packing Company, LLC	170,622	165,401
Restricted cash	-	36,943
Other assets	339	1,664
Total assets	$270,032	$267,438

Liabilities and Capital Shares and Equities

Current liabilities:
Accounts payable - trade	$31	$42
Due to affiliates	11	446
Accrued compensation and benefits	2,633	4,654
Other accrued expenses and liabilities	60	197
Patronage notices payable in cash	90	115
Distributions payable	223	172
Total current liabilities	3,048	5,626
Long-term liabilities:
Accrued compensation and benefits	6,173	7,266
Total liabilities	9,221	12,892
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	260,811	254,546
Total liabilities and capital shares and equities	$270,032	$267,438

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	719	1,117	3,077	4,570
Depreciation and amortization	1	2	5	5
Total costs and expenses	720	1,119	3,082	4,575

Operating loss	(720)	(1,119)	(3,082)	(4,575)

Other income (expense):
Interest income	10	10	30	45
Interest expense	(19)	(19)	(57)	(49)
Equity interest in net income of National Beef Packing Company, LLC	7,255	6,285	8,230	10,613
Other, net	6	-	282	(107)
Income before taxes	6,532	5,157	5,403	5,927

Income tax expense	-	-	-	-
Net income	$6,532	$5,157	$5,403	$5,927

Income per unit:
Basic
Class A units	$0.89	$0.70	$0.73	$0.81
Class B units	$7.78	$6.14	$6.44	$7.06
Diluted
Class A units	$0.88	$0.69	$0.73	$0.79
Class B units	$7.78	$6.14	$6.44	$7.06

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	744,452	747,646	744,192	747,995
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)
	39 weeks ended	39 weeks ended
	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,403	$5,927
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5	5
Equity in earnings of National Beef Packing Company, LLC	(8,230)	(10,613)
Distribution from National Beef Packing Company, LLC	4,517	8,906
Changes in assets and liabilities:
Due from affiliates	58	2,282
Other receivables	75	(388)
Other assets	1,324	51
Accounts payable	(11)	(27)
Due to affiliates	(435)	2
Accrued compensation and benefits	(3,114)	(284)
Other accrued expenses and liabilities	(137)	(875)
Net cash (used in) provided by operating activities	(545)	4,986
Cash flows from investing activities:
Additional minority interest acquired in National Beef Packing Company, LLC	(1,507)	-
Capital expenditures, including interest capitalized	-	(3)
Net cash used in investing activities	(1,507)	(3)
Cash flows from financing activities:
Payments of patronage notices	-	(21,868)
Change in overdraft balances	26	(20,031)
Prior year excess distribution	23	-
Member distributions	-	(541,211)
Net cash provided by (used in) financing activities	49	(583,110)
Effect of exchange rate changes on cash	-	-
Net decrease in cash	(2,003)	(578,127)
Cash and cash equivalents at beginning of the period	62,683	642,670
Cash and cash equivalents at end of the period	$60,680	$64,543

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission, for the fiscal year ended December 29, 2012.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

Certain expenses related to compensation payments made to the former CEO, pursuant to his employment agreement, in the 2012 Statements of Operations have been reclassified from interest expense to selling, general and administrative expenses, to conform to the 2013 presentation.

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 28, 2013 (thousands of dollars).

Balance at December 29, 2012	$254,546
Allocation of net income for the thirty-nine week period ended September 28, 2013	5,403
Prior year excess distribution	862
Balance at September 28, 2013	$260,811

For tax year 2012, USPB’s Board of Directors authorized the Company to make quarterly tax distributions to its unitholders to assist those that make quarterly estimated tax payments.  USPB made one such distribution in April 2012, which was based on a conservative estimate of taxable income for the first quarter.  The estimate for the quarter was ultimately higher than actual taxable income for the full year, which caused the Company to be over-distributed.  USPB’s Board of Director’s directed management to offset future tax distributions by the amount of the over-distribution.  The over-distribution also resulted in a violation of the terms of the Company’s Master Loan Agreement with CoBank.  The Company informed CoBank of the over-distribution and CoBank waived the violation.  The over-distribution is reflected as a receivable in Due From Affiliates on the Company’s Balance Sheets.

(3) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen week and thirty-nine week periods ended September 28, 2013 and September 29, 2012, income was allocated 10% to the Class A’s and 90% to the Class B’s.  Income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

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

Income Per Unit Calculation
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Basic income per unit
Income attributable to USPB available to
unitholders (numerator)
Class A	$653	$516	$540	$592
Class B	$5,879	$4,641	$4,863	$5,335

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.89	$0.70	$0.73	$0.81
Class B	$7.78	$6.14	$6.44	$7.06

Diluted income per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$653	$516	$540	$592
Class B	$5,879	$4,641	$4,863	$5,335

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	9,067	12,261	8,807	12,610
Units (denominator)	744,452	747,646	744,192	747,995

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.88	$0.69	$0.73	$0.79
Class B	$7.78	$6.14	$6.44	$7.06

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 28, 2013 and September 29, 2012 (thousands of dollars):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$1,920,747	$1,909,204	$5,629,564	$5,613,374

Costs and expenses:
Cost of sales	1,832,908	1,830,129	5,455,755	5,430,675
Selling, general, and administrative expenses	14,489	13,481	42,386	41,873
Depreciation and amortization	22,250	20,803	65,838	61,868
Total costs and expenses	1,869,647	1,864,413	5,563,979	5,534,416

Operating income	51,100	44,791	65,585	78,958

Other income (expense):
Interest income	2	30	9	40
Interest expense	(2,944)	(2,988)	(9,428)	(9,288)
Other, net	153	126	(1,082)	1,589
Income before taxes	48,311	41,959	55,084	71,299

Income tax expense	(177)	(409)	(737)	(1,145)
Net income	48,134	41,550	54,347	70,154
Less: net income attributable to Kansas City Steak Company, LLC	-	146	255	254
Net income attributable to NBP	$48,134	$41,696	$54,602	$70,408

NBP's net income attributable to USPB	$7,255	$6,285	$8,230	$10,613

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the nine months of 2012 was the lowest for the corresponding periods during the past ten years and was largely unchanged during the thirty-nine week period ended September 28, 2013.

Revenues were largely unchanged during 2013 as compared to 2012 due primarily to slightly higher selling prices but fewer cattle processed.  Cost of sales per head increased during 2013 as compared to 2012 as cattle prices rose to record high levels, due in part to the declining U.S. cattle herd, which was exacerbated by drought conditions across key cattle raising areas in 2012. NBP’s profitability is primarily dependent upon the spread between what it pays for fed cattle and the price it receives for its products, along with the efficiency of its processing facilities.

As more fully discussed in the 2012 10-K, Walmart discontinued using NBP as a provider of its case-ready products during 2013.  During 2013, NBP’s two case-ready facilities began to operate at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, NBP recorded charges of approximately $1.9 million during the thirty-nine week period ended September 28, 2013.  NBP is currently pursuing replacement business for its case-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

USPB Results of Operations

Thirteen weeks ended September 28, 2013 compared to thirteen weeks ended September 29, 2012

Net Sales.  There were no Net Sales in the thirteen week periods ended September 28, 2013 and September 29, 2012.

Cost of Sales.  There were no Cost of Sales in the thirteen week periods ended September 28, 2013 and September 29, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $0.7 million for the thirteen weeks ended September 28, 2013 compared to approximately $1.1 million for the thirteen weeks ended September 29, 2012, a decrease of approximately $0.4 million.  The decrease was primarily due to lower salary and bonus expenses, which were partially offset by higher phantom unit plan expense.

Operating Loss.  Operating loss was approximately $0.7 million for the thirteen weeks ended September 28, 2013 compared to an operating loss of approximately $1.1 million for the thirteen weeks ended September 29, 2012, a decrease of approximately $0.4 million.

Interest Expense.  Interest expense was $0.0 million for the thirteen weeks ended September 28, 2013 compared to $0.0 million for the thirteen weeks ended September 29, 2012.

Equity Interest in Net Income of NBP Packing Company, LLC.  Equity in NBP net income was $7.3 million for the thirteen weeks ended September 28, 2013 compared to $6.3 million for the thirteen weeks ended September 29, 2012.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Net Income.  Net income for the thirteen-week period ended September 28, 2013 was approximately $6.5 million compared to net income of approximately $5.2 million for the thirteen-week period ended September 29, 2012, an increase of approximately $1.3 million. The increase in net income is primarily due to higher gross margins at NBP and lower expenses for the Company.

Thirty-nine weeks ended September 28, 2013 compared to thirty-nine weeks ended September 29, 2012

Net Sales.  There were no Net Sales in the thirty-nine week periods ended September 28, 2013 and September 29, 2012.

Cost of Sales.  There were no Cost of Sales in the thirty-nine week periods ended September 28, 2013 and September 29, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $3.1 million for the thirty-nine weeks ended September 28, 2013 compared to approximately $4.6 million for the thirty-nine weeks ended September 29, 2012, a decrease of approximately $1.5 million.  That decrease is primarily due to lower bonus and salary expenses, which were partially offset by higher expenses related to the phantom unit plans and the former CEO’s non-compete agreement.

Operating Loss.  Operating loss was approximately $2.9 million for the thirty-nine weeks ended September 28, 2013 compared to an operating loss of approximately $4.4 million for the thirty-nine weeks ended September 29, 2012, a decrease of approximately $1.5 million.

Interest Expense.  Interest expense was $0.1 million for the thirty-nine weeks ended September 28, 2013 compared to $0.0 million for the thirty-nine weeks ended September 29, 2012.

Equity Interest in Net Income of NBP Packing Company, LLC.  Equity in NBP net income was $8.2 million for the thirty-nine weeks ended September 28, 2013 compared to $10.6 million for the thirty-nine weeks ended September 29, 2012.  As of December 31, 2011, USPB is carrying its 15.0729% investment in NBP under the equity method of accounting.

Net Income.  Net income for the thirty-nine-week period ended September 28, 2013 was approximately $5.4 million compared to net income of approximately $5.9 million for the thirty-nine-week period ended September 29, 2012, a decrease of approximately $0.5 million. The decrease is primarily due to lower gross margins at NBP, which was partially offset by lower expenses for the company.

Liquidity and Capital Resources

As of September 28, 2013, USPB had net working capital (the excess of current assets over current liabilities) of approximately $96.1 million, which included cash and cash equivalents of $60.7 million, restricted cash of $36.9 million, and $0.2 million in distributions payable and $0.1 million in patronage notices payable.  As the Company anticipates receipt of the restricted cash in January 2014, the full amount has been reclassified from non-current assets to current assets in fiscal year 2013.  As of December 29, 2012, we had net working capital of approximately $57.8 million, which included cash and cash equivalents of $62.7 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.

As of September 28, 2013, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Master Loan Agreement as of September 28, 2013.

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

Operating Activities

Net cash used in operating activities in the thirty-nine weeks ended September 28, 2013 was approximately $0.5 million compared to net cash provided by operating activities of approximately $5.0 million in the thirty-nine weeks ended September 29, 2012.  The $5.5 million change was primarily due to a smaller tax distribution received from NBP in fiscal year 2013, lower net income in fiscal year 2013, and the payment of accrued bonuses and other accrued liabilities in fiscal year 2013.

Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended September 28, 2013 was approximately $1.5 million compared to immaterial cash flow from investing activities in the thirty-nine weeks ended September 29, 2012.  On July 22, 2013, USPB contributed $1.5 million in additional capital to NBP to purchase 69 NBP units.

Financing Activities

Net cash provided by financing activities was approximately $0.0 million in the thirty-nine weeks ended September 28, 2013 compared to net cash used of approximately $583.1 million in the thirty-nine weeks ended September 29, 2012.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.

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

All of the $15 million revolving credit commitment was available as of September 28, 2013.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

On December 30, 2011, in connection with the closing of the transaction with Leucadia, the Company and CoBank entered into the Consent and First Amendment to Pledge Agreement and Security Agreement, by which CoBank agreed to (i) consent to the Membership Interest Sale and the PA Distribution, (ii) release its security interest in, and liens on, the Membership Interests being sold pursuant to the Membership Interest Sale, (iii) consent to the NBP Pledge and (iv) consent to the amendments and restatements of the NBP Operating Agreement and the PA Newco Operating Agreement. The NBP Pledge grants NBP a perfected security interest in and to USPB’s membership interests in, and distributions from, NBP, subject only to the prior first priority security interest held by CoBank.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding.  As of September 28, 2013, the Company did not have any outstanding debt.

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

There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

U.S. Premium Beef, LLC

By:	/s/ Stanley D. Linville

Stanley D. Linville Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott J. Miller

Scott J. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November  8, 2013

