Form 10-K
period 2013-12-28
U. S. Premium Beef, LLC
filed 2014-03-13
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013
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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions.  As of February 28, 2014, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements

USPB facilitates the delivery of cattle from its Class A unitholders and associates to NBP. Each Class A unitholder is required to enter into a Uniform Cattle Delivery and Marketing Agreement (Delivery Agreement) with the Company whereby the unitholder is committed to deliver a designated number of cattle on an annual basis.  Each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB.  The Delivery Agreements are for a term of 5 years with an “evergreen” renewal provision that automatically renews annually in the beginning of USPB’s delivery year for a subsequent five year period. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP.  That arrangement continues following the Conversion.  Under that arrangement, USPB has delivered more than 10.8 million head of cattle to NBP for processing since it commenced deliveries.

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

Governmental Regulation and Environmental Matters

The Company does not operate any processing facilities itself and is therefore not subject to federal and state regulations relating to grading of animals, quality control, labeling, sanitary control and waste disposal. Operational activities are conducted through NBP and significant efforts with respect to governmental and environmental regulation are conducted by NBP. See Business of National Beef Packing Company, LLC - Regulation and Environmental.

Sales, Marketing, and Customers

NBP is the only beef processor that USPB has a cattle delivery agreement with. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s unitholders and associates are described in Business of National Beef Packing Company, LLC.

Beef Industry, Markets, and Competition

As indicated above, USPB’s business activities are focused on facilitating the delivery of cattle produced by its Class A unitholders and associates to NBP. Information regarding the beef industry, the market for beef and beef products and competition within the beef industry are described in Business of National Beef Packing Company, LLC.

Intellectual Property

USPB maintains a federally registered trademark on a U.S. Premium Beef logo that it uses periodically.

Research and Development

USPB does not conduct any research and development activities.

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements and Payments to Unitholders and Associates for Cattle

USPB facilitates the delivery of cattle from its Class A unitholders and associates to NBP. Each Class A unitholder is required to enter into a Uniform Cattle Delivery and Marketing Agreement (Delivery Agreement) with the Company whereby the unitholder is committed to deliver a designated number of cattle on an annual basis.  Each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB.  The Delivery Agreements are for a term of 5 years with an “evergreen” renewal provision that automatically renews annually in the beginning of USPB’s delivery year for a subsequent five year period.

Cattle delivered by USPB’s unitholders and associates are delivered to NBP for processing (NBP is the only beef processor that USPB has a cattle delivery agreement with). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to USPB based on a market-based purchase price that is subject to the agreements between USPB and NBP.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP’s beef processing operations are one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of the 2013 federally inspected steer and heifer slaughter as reported by the United States Department of Agriculture (USDA).  NBP, headquartered in Kansas City, Missouri, processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products with approximately 87% of NBP’s revenues being generated from the sale of fresh beef.

NBP operates the largest wet blue tanning facility in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  Wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather.  NBP recently spent approximately $40.0 million to rebuild the tannery, while significantly expanding its capacity and capabilities; the plant is outfitted with automated production and packaging technology and is expected to be fully operational in 2014.  The tannery is capable of producing 60,000 hides per week.

NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  NBP also owns a refrigerated and livestock transportation company that provides transportation services for NBP and third parties.

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during 2012 was the lowest ratio for the corresponding periods during the past ten years and was largely unchanged during 2013.

Revenues were largely unchanged during 2013 as compared to 2012 due primarily to slightly higher selling prices but fewer cattle processed.  Cost of sales increased during 2013 as compared to 2012 as cattle prices rose to record high levels, due in part to the declining U.S. cattle herd, which was exacerbated by drought conditions across key cattle raising areas in 2012.  As a result, gross margins were compressed during 2013.  In addition, NBP’s profitability during 2013 declined as compared to 2012 due to the reduction in gross margin generated by the consumer-ready facilities, as discussed below.

During 2013, Walmart discontinued using NBP as a provider of its consumer-ready products.  NBP has two consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated.  Total consumer-ready revenues were approximately 7% of NBP consolidated revenues during 2012, but as a value-added product, consumer-ready products have historically constituted a higher percentage of NBP’s gross margin.  Since 2008, consumer-ready products have represented from 10% to 26% of NBP’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other NBP products.  NBP continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all.  If NBP concludes its best course of action is to close one or both consumer-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

During 2013, the two consumer-ready facilities operated at reduced levels, resulting in an approximate 50% reduction in the number of personnel employed at the facilities.  In connection with the reduction in the labor force, NBP recorded charges of approximately $1.9 million during 2013.

During the fourth quarter of 2013 NBP decided to close its beef processing facility located in Brawley, California; the facility is expected to close in May 2014.  Closing the facility is expected to result in improved cash flows from NBP’s operations.  NBP  evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 28, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired.  As a result, NBP concluded that the fair value of the long-lived assets at the Brawley facility is $29.9 million at December 31, 2013, and recorded an impairment loss of $63.3 million, which is reflected in Costs and expenses in NBP’s Consolidated Statement of Operations for the year ended December 28, 2013.  As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should NBP decide to sell the facility could have a significant effect on their future value.

In addition to the long-lived asset impairment charge, NBP expects to incur additional costs relating to the closing of the facility during 2014.  These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses.  NBP currently estimates that these costs could be up to $20.0 million in the aggregate.  Under GAAP, these costs may not be accrued until they are actually incurred.

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military.  In addition, NBP sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  NBP exports products to more than 25 countries; export sales currently represent approximately 13% of annual revenues.  In 2013, Walmart represented approximately 5% of NBP’s revenues, and its top 10 customers accounted for approximately 26% of revenues.

NBP emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef, portion control beef and further processed hides.  NBP believes its value-added products can command higher prices than commodity products because of NBP’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers.  In addition to the value-added brands that NBP owns, NBP licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

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

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB.  Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year.  In fiscal years 2013 and 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%.  During fiscal years 2013 and 2012, USPB’s owners and associates provided approximately 21% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle.  NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

Processing Facilities

NBP owns three beef processing facilities located in Liberal, Kansas, Dodge City, Kansas, and Brawley, California.  The Liberal and Dodge City facilities can each process approximately 6,000 cattle per day.  During 2013, after exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, NBP decided to close the facility.  The facility is expected to close in May 2014.  Subsequent to closing the plant, NBP plans to hold the plant in “mothballed” status indefinitely.  See Business of NBP Packing Company, Beef Processing Services, for more information.

NBP owns consumer-ready facilities in Hummels Wharf, Pennsylvania (approximately 79,000 square feet) and Moultrie, Georgia (approximately 114,000 square feet), and the wet blue tanning facility in St. Joseph, Missouri (approximately 221,000 square feet).  The Kansas City Steak processing facility is located in Kansas City, Kansas (approximately 63,000 square feet).

Competition

The beef processing industry is highly competitive.  Competitive conditions exists both in the purchase of live cattle, as well as in the sale of beef products.  Beef products compete with other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors.  NBP believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations (such as food safety interventions and packaging technologies) and brand loyalty.  Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider brand recognition for their products.

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

 NBP is subject to the Packers and Stockyards Act of 1921 (PSA).  Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price.  Under the PSA, NBP must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment.  At December 31, 2013, NBP has obtained from an insurance company a surety bond in the amount of $49.4 million to satisfy these requirements.

 The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the Federal Clean Air Act and the Kansas Air Quality Act.  The Liberal facility permit expired on January 25, 2010, but has been administratively extended pending renewal by the Kansas Department of Health and Environment.  The Brawley and St. Joseph facilities are subject to secondary air permits which are in place.  The Dodge City, Liberal, Brawley, Hummels Wharf and Moultrie facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

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

 All of NBP’s facilities generate solid wastestreams including small quantities of hazardous wastes.  NBP is subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites; however, NBP has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or state counterparts.  All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

NBP has approximately 9,200 employees, of which approximately 6,700 are currently represented by collective bargaining agreements.  Approximately 2,700 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017.  Approximately 2,700 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016.  Approximately 1,100 employees at the Brawley plant are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement that was scheduled to expire in December 2013 but was extended indefinitely prior to the expiration.  Approximately 150 employees at the St. Joseph plant are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in May 2014.

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

Risk Factors Associated With Operations of NBP

The prices and availability of key raw materials affects the profitability of our beef processing and manufacturing operations.

The supply and market price of cattle purchased by NBP are dependent upon a variety of factors over which NBP has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  A decline in the supply of fed cattle available for NBP’s Brawley facility was a key factor in the decision to close the plant.

Outbreaks of disease affecting livestock can adversely affect the supply of cattle and the demand for NBP’s products.

NBP is subject to risks relating to animal health and disease control.  An outbreak of disease affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy (BSE), commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of cattle.  The discovery of BSE in the past caused certain countries to restrict or prohibit the importation of beef products.  Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and create adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on our consolidated financial position, cash flows and results of operations.

If NBP’s products or products made by others using its products become contaminated or are alleged to be contaminated, NBP may be subject to product liability claims that could adversely affect its business.

NBP may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products causes injury, illness or death.  In addition, NBP could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled.  Organisms producing food borne illnesses (such as E. coli) could be present in NBP’s products and result in illness or death if they are not eliminated through further processing or cooking.  Contamination of NBP’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products.  Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering.  Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on our consolidated financial condition, cash flows and results of operations.

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

Approximately 13% of NBP’s annual sales are export sales, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, and Taiwan, and on average these sales have a higher margin than domestic sales of similar products.  A reduction in international sales could adversely affect revenues and margins.  Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements.  The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

Failure to replace Walmart’s consumer-ready business would have a significant adverse effect on NBP’s sales and profitability.

Sales to Walmart represented approximately 10% of NBP’s total net sales during 2012.  Walmart discontinued using NBP as a provider of its consumer-ready products in 2013.  Total consumer-ready revenues were approximately 7% of NBP consolidated revenues during 2012, but as a value-added product, consumer-ready products have historically constituted a higher percentage of NBP’s gross margin.  Since 2008, consumer-ready products have represented from 10% to 26% of NBP’s total gross margin, and were at the higher end of that range in 2012 due, in part, to reduced gross margin from other NBP products.  NBP is currently pursuing replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities.

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

A substantial number of NBP’s employees are covered by collective bargaining agreements.  A labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs.  Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

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

USPB’s investment in NBP could become impaired.

USPB’s investment in NBP is carried under the equity method of accounting.  Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary.  Such potential decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

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

ITEM 3.                LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 10. Legal Proceedings.

ITEM 4.                NOT USED.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC.  As of February 28, 2014, there were 481 record holders of Class A units and 486 record holders of Class B units.  During fiscal year 2011, Class A and Class B units started trading independently.  The per unit sales prices for the fiscal years 2013 and 2012 by quarter were as follows:

		Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2013
Quarter ending:
March 30, 2013	$18.99	$100.00	$170.99	$200.00	$151.00	$175.00	$-	$-
June 29, 2013	$64.13	$150.00	$130.19	$180.00	$150.00	$181.00	$170.00	$180.00
September 28, 2013	$-	$-	$170.12	$175.00	$170.00	$170.00	$170.00	$170.00
December 28, 2013	$9.45	$181.00	$78.00	$170.00	$170.00	$174.25	$174.25	$174.25
Subsequent to December 28, 2013	$20.00	$165.00	$35.00	$130.00	$150.00	$165.00	$-	$-

Fiscal Year 2012
Quarter ending:
March 31, 2012	$100.00	$100.00	$150.00	$150.00	$-	$-	$-	$-
June 30, 2012	$105.90	$200.00	$105.90	$200.00	$-	$-	$175.00	$195.00
September 29, 2012	$45.00	$50.00	$185.00	$200.00	$50.00	$50.00	$200.00	$200.00
December 29, 2012	$45.00	$94.96	$94.96	$188.39	$94.50	$150.00	$188.00	$200.00
Subsequent to December 29, 2012	$91.99	$100.00	$188.39	$200.00	$-	$-	$-	$-

The affiliated sales represent sales for each of the periods shown above were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2013 and 2012, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2013
None	$0.00	$0.00

Fiscal Year 2012
February 27, 2012	$2.87	$25.18
April 10, 2012	$0.32	$2.83

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

ITEM 6.                SELECTED FINANCIAL DATA

In connection with the closing of the Leucadia Transaction on December 30, 2011, the Company’s fiscal year changed from the last Saturday in August to the last Saturday in December.  Our financial results for the 18 week period ended December 31, 2011, are referred to as the “18 week period” or “transition period” throughout this report.  Also, as a result of the Leucadia Transaction, the USPB investment in NBP is accounted for using the equity method of accounting as USPB has the ability to exercise significant influence but does not have financial or operational control.  Consequently, the Company’s balance sheet as of December 28, 2013 and December 29, 2012 were not consolidated with NBP.  In all periods prior to the Leucadia Transaction, NBP’s financial results were consolidated with the results of USPB.

The following table sets forth selected unconsolidated statement of operations and balance sheet data for fiscal years ended December 28, 2013 and December 29, 2012, selected consolidated statement of operations data for the 18 week period ended December 31, 2011 and selected unconsolidated balance sheet data as of December 31, 2011.  The table also set forth selected consolidated statement of operations data for three fiscal years ended August 27, 2011 and selected balance sheet data as of the three fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009.  The selected financial data has been derived from our audited unconsolidated and consolidated financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation, which was adopted by the Company as of August 30, 2009.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

			18 Weeks
	Fiscal Year Ended (1)		Ended	Fiscal Years Ended (1)
	December	December	December	August 27,	August 28,	August 29,
	28, 2013	29, 2012	31, 2011	2011	2010	2009
		(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$2,466.3	$6,849.5	$5,807.9	$5,449.3
Costs and expenses:
Cost of sales	-	-	2,412.1	6,473.3	5,438.0	5,187.1
Selling, general, and administrative	5.4	5.7	31.9	60.7	55.5	49.1
Depreciation and amortization	-	-	15.4	54.6	53.0	45.7
Operating (loss) income	(5.4)	(5.7)	6.8	260.9	261.4	167.4
Other income (expense):
Interest income	0.1	0.1	-	-	-	0.3
Interest expense	(0.1)	(0.3)	(3.3)	(11.7)	(14.9)	(23.6)
Equity in (loss) income of National Beef Packing Company, LLC	(6.5)	8.6	-	-	-	-
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	-	-	777.7	-	-	-
Termination fee	-	-	-	-	-	14.6
Other, net	0.7	0.1	1.5	0.3	(7.3)	(6.4)
Total other (expense) income	(5.8)	8.5	775.9	(11.4)	(22.2)	(15.1)
Income tax expense	-	(0.1)	(0.7)	(2.6)	(0.9)	(1.0)
Net (loss) income	(11.2)	2.7	782.0	246.9	238.4	151.3
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	-	(0.5)	(0.6)	(1.0)	(1.3)
National Beef Packing Company, LLC	-	-	(5.4)	(78.7)	(76.5)	(50.0)
Net (loss) income attributable to U.S. Premium Beef, LLC	$(11.2)	$2.7	$776.1	$167.6	$160.9	$100.0

Selected Balance Sheet Data:
Cash and cash equivalents	$59.8	$62.7	$642.7	$78.6	$35.4	$18.9
Total assets	$254.9	$267.4	$848.1	$1,082.2	$986.7	$872.9
Long-term debt, less current maturities	$-	$-	$-	$321.9	$225.1	$293.4
Non-controlling interest in National Beef Packing
Company, LLC and Kansas City Steak Company, LLC	$-	$-	$-	$354.2	$294.5	$185.8
Capital shares and equities	$244.2	$254.5	$275.3	$85.1	$166.9	$159.8

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
Earnings Per Unit
Basic
Class A Units	$(1.52)	$0.37	$105.46	$21.80	$29.24	$44.57
Class B Units	$(13.34)	$3.25	$924.04	$190.98	$174.24	$90.29
Diluted
Class A Units	$(1.52)	$0.36	$103.68	$21.44	$28.78	$44.05
Class B Units	$(13.34)	$3.25	$924.04	$190.98	$174.24	$90.29

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385	737,052
Diluted
Class A Units	735,385	747,836	748,055	747,600	747,334	744,039
Class B Units	755,385	755,385	755,385	755,385	755,385	737,052

(1)			Effective December 30, 2011, USPB's fiscal year changed from the last Saturday in August to the last Saturday in December. Fiscal years 2013, 2012, 2011, 2010 and 2009 consisted of a 52 week year.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A, Risk Factors, Disclosure Regarding Forward-Looking Statements and elsewhere in this report.

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

On May 31, 2002, Farmland and four of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. FNB was not a party of these filings. In the fourth quarter of fiscal year 2003, the cooperative acquired a controlling interest in the former FNB, now NBP, and the assets, liabilities and operating results of NBP were consolidated with those of USPB effective August 7, 2003.

In connection with the cooperative’s purchase of its interest in FNB, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP.  The price received for cattle is based upon a price grid determined by USPB and NBP, which reflects current market conditions. The cattle purchase agreement is effective as long as USPB is an owner in NBP. Cattle delivered by USPB unitholders and associates are processed in NBP’s processing plants.

USPB fulfills its annual obligation to deliver cattle to NBP through its unitholders and associates. Under Uniform Cattle Delivery and Marketing Agreements, unitholders are obligated to deliver a designated number of cattle to USPB. The agreements carry a term of five years and have an evergreen renewal provision.  The agreement provides for minimum quality standards, delivery variances, and termination provisions, as defined. Cattle acquired pursuant to the agreements are delivered to NBP pursuant to the cattle purchase agreement. Sales transactions are based upon prevailing cash market prices, and purchases are on terms no less favorable to NBP than would be obtained from an unaffiliated party.

On June 12, 2003, the cooperative entered into an agreement with Farmland to acquire all of the partnership interests in FNB held by Farmland, which approximated 71.2%. As a result of this acquisition, the cooperative gained voting control of FNB and converted it to a limited liability company, National Beef Packing Company, LLC, under Delaware law. These transactions closed on August 6, 2003. NBP assumed both the Uniform Delivery and Marketing Agreements and the cattle purchase agreement.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of the federally inspected steer and heifer slaughter during 2013, as reported by the USDA.  NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets.  NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products.  In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  NBP markets its products to retailers, food service providers, distributors, further processors and the U.S. military.  USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

In November 2012, USPB’s CEO, Steven Hunt, notified the Company’s Board of Directors of his plans to resign from his employment with the Company effective as of January 28, 2013.  Stanley Linville, USPB’s Chief Operating Officer, was named the Company’s new CEO.

Financial Statement Accounts

The financial statement accounts, Net Sales and Cost of Sales, relate solely to NBP operations for the 18 weeks ended December 31, 2011 and prior.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period.  With the closing of the Leucadia Transaction, our fiscal year will end on the last Saturday in December.  For fiscal year 2011 and prior, our fiscal year ended on the last Saturday in August.  Unless otherwise noted, the critical accounting policies noted below refer to fiscal year 2011 and prior.  We believe USPB’s most critical accounting policy is as follows:

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

Results of Operations

As a result of the Purchase Agreement, which is discussed further in Item1 Business above, USPB’s financial statements were not consolidated with NBP’s for the fifty-two week periods ended December 28, 2013 and December 29, 2012.  Unless otherwise indicated, all changes in financial statement line items between fiscal years 2012 and 2011 are due to this change in reporting.

The following table presents the historical consolidated statements of operations data for USPB for the periods indicated:

	52 weeks	52 weeks	52 weeks
	ended	ended	ended
	December	December	August 27,
	28, 2013	29, 2012	2011
	(millions of dollars)
Net sales	$-	$-	$6,849.5

Costs and expenses:
Cost of sales	-	-	6,473.3
Selling, general, and administrative	5.4	5.7	60.7
Depreciation and amortization	-	-	54.6
Operating (loss) income	(5.4)	(5.7)	260.9

Other income (expense):
Interest income	0.1	0.1	-
Interest expense	(0.1)	(0.3)	(11.7)
Equity in (loss) income of National Beef Packing Company, LLC	(6.5)	8.6	-
Other, net	0.7	0.1	0.3
Total other income (expense), net	(5.8)	8.5	(11.4)
Income tax expense	-	(0.1)	(2.6)
Net (loss) income	(11.2)	2.7	246.9
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	-	-	(0.6)
National Beef Packing Company, LLC	-	-	(78.7)
Net (loss) income attributable to U.S. Premium Beef, LLC	$(11.2)	$2.7	$167.6

The results of operations of NBP for the fiscal year ended August 27, 2011 are consolidated and transactions between USPB and NBP have been eliminated.

Fiscal Year Ended December 28, 2013 compared to December 29, 2012

Net Sales.  There were no sales during the fifty-two weeks end December 28, 2013 and December 29, 2012.

Cost of Sales.  There was no cost of sales during the fifty-two weeks end December 28, 2013 and December 29, 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $5.4 million for the fifty-two weeks ended December 28, 2013 compared to approximately $5.7 million for the fifty-two weeks ended December 29, 2012, a decrease of approximately $0.3 million.  The decrease is primarily due to lower salary, bonus and advisory expenses, which were down as a result of the former CEO resigning his position.  Those decreases were partially offset by higher expenses on the former CEO’s phantom unit plan.

Depreciation and Amortization Expense.  There were no depreciation and amortization expenses during the fifty-two weeks end December 28, 2013 and December 29, 2012.

Operating Loss.  Operating loss was approximately $5.4 million for the fifty-two weeks ended December 28, 2013 compared to operating loss of approximately $5.7 million for the fifty-two weeks ended December 29, 2012, a decrease of approximately $0.3 million.

Interest Expense.  Interest expense was $0.1 million for the fifty-two weeks ended December 28, 2013 compared to $0.3 million for the fifty-two weeks ended December 29, 2012.

Equity in (Loss) Income of National Beef Packing Company, LLC.  Equity in NBP was a loss of $6.5 million for the fifty-two weeks ended December 28, 2013 compared to income of $8.6 million for the fifty-two weeks ended December 29, 2012.  As of December 31, 2011, USPB started carrying its 15.0729% investment in NBP under the equity method of accounting.

Other, net.  Other income was $0.7 million and $0.1 million for the fifty-two weeks ended December 28, 2013 and December 29, 2012, respectively, an increase of approximately $0.6 million.  The increase was primarily due to higher lease income on the Company owned delivery rights.

Income Tax Expense.  Income tax expense was $0.0 million and $0.1 million for the fifty-two weeks ended December 28, 2013 and December 29, 2012, respectively.

Net (Loss) Income.  Net loss for the fifty-two-week period ended December 28, 2013 was approximately $11.2 million compared to net income of approximately $2.7 million for the fifty-two-week period ended December 29, 2012, a decrease of approximately $13.9 million. The decrease in net income is primarily due to lower gross margins at NBP, which was partially offset by lower expense at USPB.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $5.7 million for the fifty-two weeks ended December 29, 2012 compared to approximately $60.7 million for the fifty-two weeks ended August 27, 2011, a decrease of approximately $55.0 million.  The $60.7 million in the prior year included $8.6 million in selling, general and administrative expenses attributable to USPB.  From that perspective, USPB’s selling, general and administrative expenses were $2.9 million less than the same period a year earlier.  That decrease is primarily due to lower compensation expense on the phantom unit plans and lower legal expenses.

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

The following table shows consolidated statements of operations data for the periods indicated:

	18 weeks ended	17 weeks ended
	December 31,	December 25,
	2011	2010
	(millions of dollars)
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	31.9	18.6
Depreciation and amortization	15.4	17.2

Operating income	6.8	71.8

Other income (expense):
Interest income	0.0	0.0
Interest expense	(3.3)	(3.7)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7	0.0
Other, net	1.5	0.6
Total other expense, net	775.9	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	782.0	68.3
Less: Net income attributable to noncontrolling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
National Beef Packing Company, LLC	(5.4)	(21.1)
Net income attributable to U.S. Premium Beef, LLC	$776.1	$46.3

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $31.9 million for the 18 weeks ended December 31, 2011 compared to approximately $18.6 million for the 17 weeks ended December 25, 2010, an increase of approximately $13.3 million, or 71.5%.  This increase is primarily the result of an approximate $5.9 million increase due to accruing for non-competition payments, a $4.0 million increase in compensation expense related to the company’s phantom unit plans and a $1.6 million increase in salaries.

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

NBP Results of Operations

The following table presents the consolidated statements of operations data for NBP for the transition period and the same period in the prior year:

	18 weeks ended	17 weeks ended
	December 31, 2011	December 25, 2010
	(millions of dollars)
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	18.8	16.8
Depreciation and amortization	14.3	16.1

Operating income	21.1	74.8

Other income (expense):
Interest income	-	-
Interest expense	(3.2)	(3.7)
Other, net	1.5	0.6
Total other expense, net	(1.7)	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	18.7	71.3
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
Net income attributable to National Beef Packing Company, LLC	$18.2	$70.4

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

Liquidity and Capital Resources

As of December 28, 2013, we had net working capital (the excess of current assets over current liabilities) of approximately $94.2 million, which included cash and cash equivalents of $59.8 million and restricted cash of $36.9 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.  As of December 29, 2012, we had net working capital of approximately $59.1 million, which included cash and cash equivalents of $62.7 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.  Our primary sources of liquidity for fiscal years 2013 and 2012 were cash and cash flow from operations, respectively, and available borrowings under the Master Loan Agreement.

As of December 28, 2013, USPB had no long-term debt outstanding.  We had a $15.0 million revolving term loan with CoBank all of which was available.  USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 28, 2013.

USPB believes available borrowings under the Master Loan Agreement and cash provided by operating activities will be sufficient to support its working capital and cash flow requirements.  For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

USPB’s financial statements were not consolidated with NBP’s in fiscal years 2013 or 2012.  Unless otherwise indicated, all changes in financial statement line items between fiscal years 2012 and 2011 are due to this change in reporting.

Net cash used in operating activities was $6.0 million in fiscal year 2013 as compared to net cash provided of $3.2 million in fiscal year 2012.  The $9.2 million decrease was primarily due to lower distributions from NBP and the payment of the former CEO’s bonus.

Net cash provided by operating activities was $3.2 million in fiscal year 2012 as compared to $266.5 million in the 52 week period ended August 27, 2011.  The $263.3 million decrease was primarily due to the transaction with Leucadia, which is discussed further in the Overview section above.  As a result of the transaction with Leucadia, the Company’s operating activities were not consolidated with NBP’s for the fifty-two week period ended December 28, 2013.

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

Investing Activities

Net cash provided by investing activities was $3.0 million in fiscal year 2013 as compared to $0.0 million in fiscal year 2012.  The $3.0 million change was due to distributions from NBP, which was partially offset by USPB contributing $1.5 million in additional capital to NBP to purchase 69 NBP units.

Net cash used in investing activities was $0.0 million in fiscal year 2012 as compared to $63.2 million in the 52 week period ended August 27, 2011. The $63.2 million decrease was primarily due to the transaction with Leucadia, which is discussed further in the Overview section above.  As a result of the transaction with Leucadia, the Company’s operating activities were not consolidated with NBP’s for the fifty-two week period ended December 28, 2013.

Net cash provided by investing activities was $575.0 million in the 18 week period ended December 31, 2011 as compared to net cash used by investing activities of $19.8 million in the 17 week period ended December 25, 2010, an increase of $555.2 million. The increase was primarily due to the net cash received from USPB’s sale of a majority of its ownership interest in NBP to Leucadia.

Financing Activities

Net cash provided by financing activities was $0.1 million in fiscal year 2013 as compared to a use of cash of $583.1 million in fiscal year 2012.  The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.

Net cash used in financing activities was approximately $583.1 million in fiscal year 2012 as compared to $160.2 million in the 52 week period ended August 27, 2011.  The $422.9 million increase was primarily due to the distribution of the proceeds from the transaction with Leucadia and tax distributions to the unitholders and the redemption of the patronage notices.  Partially offsetting the increase was a decrease due to the transaction with Leucadia.  As a result of the transaction with Leucadia, the Company’s operating activities were not consolidated with NBP’s for the fifty-two week period ended December 28, 2013.

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

All of the $15 million revolving credit commitment was available as of December 28, 2013.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Cash Payment Obligations

The following table describes the cash payment obligations as of December 28, 2013 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2014 (Year 1)	2015 (Year 2)	2016 (Year 3)	2017 (Year 4)	2018 (Year 5)	After Year 5
Term loan facility	$-	$-	$-	$-	$-	$-	$-
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt (1)	$-	$-	$-	$-	$-	$-	$-
Non-competition and consulting payments	$5,863	$883	$850	$850	$850	$850	$1,580
Operating leases	$345	$58	$58	$58	$58	$58	$58
Total	$6,208	$941	$908	$908	$908	$908	$1,638

(1) Reflects payments to be made to CEO's pursuant to advisory and employment agreements.

Off-Balance Sheet Arrangements

As of December 28, 2013, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2013, 2012, the 18 week period ended December 31, 2011 and fiscal year 2011.  Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding.  As of December 28, 2013, the Company did not have any outstanding debt.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.             CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework(1992 Framework).

            Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 28, 2013, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	53	Chairman of the Board	2013
Duane K. Ramsey	77	Vice Chairman of the Board	2015
Joe M. Morgan	62	Secretary	2013
Jerry L. Bohn	64	Director	2015
Douglas A. Laue	62	Director	2013
Rex W. McCloy	59	Director	2014
Jeff H. Sternberger	53	Director	2014
Stanley D. Linville	55	Chief Executive Officer	—
Steven D. Hunt	55	Former Chief Executive Officer	—
Scott J. Miller	49	Chief Financial Officer	—
Danielle D. Imel	39	Treasurer	—

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

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $300 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation.  He has spent over 45 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders.  Mr. Ramsey is familiar with accounting, finance, audit, risk management and compensation matters.  He holds a degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO.  Mr. Ramsey has served as a member of the Company’s board since 2006.  Mr. Ramsey also serves as a director of three banks, one of which he has been a director of for more than 35 years.  As a member of USPB’s board of directors, Mr. Ramsey is considered an affiliate of USPB.

Joe M. Morgan. Mr. Morgan has been managing commercial feedyards since 1983.  He has been Manager of Poky Feeders since 1985 and part owner since 1987.  Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 17,000 head to today of over 70,000 head), plus ranches in eight states.  Mr. Morgan has had responsibility for all banking of Poky Feeders for over 25 years and has responsibility for risk management of all feeding entities.  He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association.  Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University.  Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007.  As a member of USPB’s board of directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Jerry L. Bohn.  Mr. Bohn has served as the General Manager of Pratt Feeders since 1982. Pratt Feeders has a one-time capacity of 85,000 head in three feedlots in Kansas and Oklahoma. In this capacity he oversees more than 100 employees.  Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle.  Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis.  Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University.  As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Rex W. McCloy. Mr. McCloy has over 34 years of experience in the cattle business and is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, Texas. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation, a 20,000 acre ranch in Harding Co., New Mexico and a 19,000 acre ranch in Moore Co., Texas.  Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raisers Association. He is a past Board member and marketing committee chairman of TCFA. In addition, he is a former member of U.S. Premium Beef’s Nominating Committee. Mr. McCloy holds a Bachelor’s degree in Agricultural Economics from Texas Tech University.  Mr. McCloy has served as a member of the Company’s board since 2005.  Mr. McCloy is a former board member of the Hutchinson County Hospital District and is presently on the Board of Managers at Adobe Walls Cotton Gin.  As a member of USPB’s board of directors, Mr. McCloy and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Stanley D. Linville. Mr. Linville has served as the Company’s Chief Executive Officer since January 28, 2013.  Prior to this appointment, he served as the Company’s Chief Operating Officer, a position he held since joining the Company in 1997.  As CEO, Mr. Linville continues to oversee cattle scheduling and technical operations. Before joining U.S. Premium Beef, he operated a family farming operation near Holcomb, Kansas. He also worked in the cattle division of Brookover Enterprises at Garden City, Kansas, and as a grain merchandiser for Bartlett Grain Co. in Kansas City. Mr. Linville holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

Steven D. Hunt. In November 2012, Mr. Hunt notified the Company’s Board of directors that he was resigning his position as Chief Executive Officer on January 28, 2013.  Mr. Hunt was named Chief Executive Officer in July 1996 and was instrumental in the development and establishment of U.S. Premium Beef. Prior to his employment with U.S. Premium Beef, Mr. Hunt owned and operated SDH Cattle Company at Winfield, Kansas, until 1996.  As Vice President of Corporate Lending with CoBank, ACB from January 1987 to October 1988, Mr. Hunt became experienced in many areas of commercial banking.  In previous banking positions, Mr. Hunt also gained experience in direct agricultural lending, commercial lending, finance, business analysis, training, marketing and personnel. Mr. Hunt served on the Board of National Beef Packing Company, LLC, (NBP) from 1997 until January 2013 and served as the chairman of NBP’s Board from 2003 to 2011. Mr. Hunt holds a Bachelor’s degree in Agricultural Economics from Kansas State University.

Scott J. Miller. Mr. Miller has served as the Company’s Chief Financial Officer since January 2010.  Prior to this appointment, he served as the Company’s Chief Reporting and Compliance Officer, a position he held since joining the Company in 2005.  He oversees the finance and treasury functions and is directly responsible for financial reporting, tax reporting, and ensuring compliance with internal policies and regulatory requirements.  Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries, Inc.  Mr. Miller earned a Bachelor’s degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri-Kansas City.  He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

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

Audit Committee

The board of directors has an Audit Committee consisting of Messrs. Gardiner, Ramsey, McCloy and Laue.  Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ.  Mr. Gardiner is Chairman of the Audit Committee.  The Board has identified Mr. Ramsey as an “audit committee financial expert”.  The Audit Committee selects and retains independent auditors and assists the board of directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements.  The Audit Committee meets with management and the independent auditors, as may be required.  The independent auditors have full and free access to the Audit Committee without the presence of management.   The Audit Committee has a charter.

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

Fiscal Year 2013 Executive Compensation Elements

The elements of our named executive officers total compensation package are as follows:

  base salary;

  annual cash bonuses;

   long-term cash bonus;

  full-term cash bonus;

  discretionary cash bonuses;

  retirement plans; and

  limited personal benefits.

Elements of Our Compensation Program

Base Salary

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

Mr. Steven Hunt served as USPB’s CEO through January 28, 2013. Mr. Hunt’s base salary was paid in accordance with the amended and restated employment agreement effective September 1, 2009 through December 31, 2015 (Hunt Employment Agreement), which provided for Mr. Hunt to be paid an annual base salary of $775,000 for employment years 2010 (FY 2010 - September 1, 2009 through August 28, 2010); 2011 (FY 2011 - August 29, 2010 through August 27, 2011); and 2012 (FY 2012 - January 1 through December 31, 2012); an annual base salary of $266,406 for the transition period (TP 2011 - August 28, 2011 through December 31, 2011); and an annual base salary of $825,000 for employment years 2013 (FY 2013 - January 1 through December 31, 2013); 2014 (FY 2014 - January 1 through December 31, 2014); and 2015 (FY 2015 - January 1 through December 31, 2015).  Mr. Hunt was paid $57,292 in base salary during FY 2013.

On November 23, 2012, USPB entered into an employment agreement with Mr. Stanley Linville, which became effective on January 28, 2013 (Linville Employment Agreement). Pursuant to the Linville Employment Agreement, Mr. Linville now serves as USPB’s Chief Executive Officer for a term that started on January 28, 2013 and expires on December 31, 2015, subject to earlier termination as provided in the Linville Employment Agreement. Mr. Linville’s annual base salary is $300,000.

Annual Cash Incentive/Bonuses

Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the Hunt Employment Agreement, if CEO Steven Hunt was employed by USPB on the last day of any employment year or the transition period (except as otherwise provided in the agreement) during the term of the Hunt Employment Agreement, Mr. Hunt was paid an annual incentive compensation, equal to two percent (2.0%) of the sum of the total financial benefits to USPB (Hunt USPB Total Benefits) that exceed $25,000,000 ($8,333,333 for the transition period).  The Hunt USPB Total Benefits are: (1) audited fiscal year-end or Transition Period USPB earnings before tax; and (2) two times the fiscal year or Transition Period USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Hunt Employment Agreement.  The gain from the transaction with Leucadia National Corporation (LUK) shall be allocated four-sixteenths to the Transition Period and twelve-sixteenths to FY 2012.  Mr. Hunt was not eligible for an annual cash bonus in FY 2013 due to his resignation effective January 28, 2013.

Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (Linville USPB Total Benefits) that exceed $25,000,000. The Linville USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

For FY 2013, named executive officers and the professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool.  The Management Bonus Pool is: (1) the audited FY 2013 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB.  The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Long-term Cash Bonuses

Under the Hunt Employment Agreement, since he was employed by USPB through the end of employment year 2012, Mr. Hunt was paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which the Hunt USPB Total Benefits from FY 2010, FY 2011, the TP 2011 and FY 2012, exceed $111,111,111 but are equal to or less than $144,444,444; plus seventy-five one hundredths of a percent (0.75%) of the amount by which the Hunt USPB Total Benefits from FY 2010, FY 2011, TP 2011 and FY 2012 exceed $144,444,444.  If Mr. Hunt had remained employed by USPB through the end of employment year 2015, he was to be paid long-term incentive compensation equal to one and one-quarter percent (1.25%) of the amount by which the Hunt USPB Total Benefits from FY 2013, FY 2014, and FY 2015 exceed $100,000,000 but are equal to or less than $130,000,000; plus seventy-five one hundredths of a percent (0.75%) of the amount by which the Hunt USPB Total Benefits from FY 2013, FY 2014, and FY 2015 exceed $130,000,000. Mr. Hunt will not receive a long-term incentive compensation for FY 2013 through FY 2015.

Mr. Linville is also eligible for a long-term incentive compensation under the Linville Employment Agreement. If he is employed by USPB on December 31, 2015, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the Linville USPB Total Benefits from January 1, 2013 to December 31, 2015 exceed $75,000,000.

Full Term Cash Bonus

Under the Hunt Employment Agreement, Mr. Hunt was paid full-term incentive compensation in the amount of $861,111, as he was employed under the Hunt Employment Agreement through the end of FY 2012. However, due to his resignation effective January 28, 2013, he will not receive full-term incentive compensation in the amount of $825,000 that would have been paid to him had he been employed under the Hunt Employment Agreement through the end of FY 2015.

Under the Hunt Employment Agreement effective September 1, 2009 through December 31, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses were subject to a cumulative annual cap pro-rated over the term of the agreement not to exceed $2 million per employment year ($666,667 for the transition period) averaged over the term (as provided in the agreement) (Hunt Incentive Cap).

The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive cash bonuses.

Discretionary Cash Bonuses

Discretionary bonuses are sometimes paid to named executive officers, other than the CEO, and professional staff to compensate for extraordinary cases of individual or Company performance.

Retirement Plans

Qualifying employees are encouraged to participate in a Company sponsored 401(k) savings plan.  Under USPB’s plan, employees may contribute up to the maximum amount permissible by IRS limits.  USPB matches 100% of each dollar contributed by a participant up to a maximum of 4% of his or her qualifying compensation.

Limited Personal Benefits

USPB also provides certain benefits to all salaried employees that are not included as perquisites in the Summary Compensation Table for the named executives because they are broadly available.  These include health and welfare benefits, and disability and life insurance.

Equity Compensation

The Board implemented a phantom stock option plan for Mr. Hunt when USPB was formed in 1997 to provide the then CEO the incentive to create and grow share value in the new business venture.  The Board established 20,000 phantom shares, representing 2.7% of the total shares outstanding, and a strike price of $55 per share, the initial offering price for USPB.  In fiscal year 2004, when USPB converted to a limited liability company, the 20,000 phantom shares converted to 20,000 Class A units, with an exercise price of $55 per unit, and 20,000 phantom Class B Units, with an exercise price of $0 per unit.  The options vested over a 4 year period and are now fully vested.  In fiscal year 2009, Mr. Hunt exercised the 20,000 phantom Class B units.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees.  At the end of fiscal year 2013, the management employees were 60% vested in these phantom units.  The remaining phantom units will vest over the next two year period.  In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013.  These phantom units will vest over a five year period.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement for Steven Hunt

USPB entered into the Hunt Employment Agreement with CEO Steven Hunt that provided for his base salary, annual cash bonus, long-term cash bonus, full-term cash bonus, all of which are discussed above.  The Hunt Employment Agreement also provides for post termination compensation.  Mr. Hunt resigned effective January 28, 2013 and, as a result, USPB only paid Mr. Hunt salary earned to the date of the termination, and the noncompetition compensation described elsewhere in this section. If USPB had terminated the agreement for any reason other than cause, death or disability, or if Mr. Hunt had terminated the Hunt Employment Agreement for good reason, Mr. Hunt would have been entitled to salary and benefits through employment year 2015; payment of certain fringe benefits through employment year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2015; the long-term incentive bonus that would have accrued had Mr. Hunt been employed through employment year 2015; the payment of the full-term bonuses that would have accrued if Mr. Hunt had remained employed through employment year 2015; and the payment of the noncompetition compensation.

Under the Hunt Employment Agreement effective September 1, 2009 through December 31, 2015, the compensation from annual cash incentive, long term cash bonuses and full term cash bonuses were subject to the Hunt Incentive Cap.

The Hunt Employment Agreement contained provisions that required the agreement to be renegotiated in the event certain circumstances occurred.

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

In December 2011, the Hunt Employment Agreement in effect at that time was amended and restated as a result of the LUK transaction.  First, the Hunt Employment Agreement provided that its terms were subject to renegotiation upon the occurrence of certain events, including the Company’s involvement in a joint venture by acquisition, merger or otherwise, in which the Company does not remain as the majority owner of such joint venture. Under the Hunt Employment Agreement, if the terms of the Hunt Employment Agreement had been renegotiated, the renegotiated terms would have applied for the final three years (2013 through 2015) of the term of the Hunt Employment Agreement. Under the amendment, which became effective upon completion of the LUK transaction, Mr. Hunt and the Company agreed that the terms of the Hunt Employment Agreement would not be renegotiated. Second, the Hunt Employment Agreement provided that if Mr. Hunt’s employment with the Company (or its affiliated entities) is terminated for reasons other than death, disability or cause, Mr. Hunt would not participate in the management or control of a competitor in the beef packing or processing industry during an 18 month period beginning upon termination of Mr. Hunt’s employment with the Company. During that 18 month period, the Company is required to pay Mr. Hunt monthly payments equal to Mr. Hunt’s monthly base salary during the term of the Hunt Employment Agreement and to allow Mr. Hunt to participate in the group benefits plans available to Company employees. One of the conditions to the completion of the LUK transaction was Mr. Hunt’s agreement to enter into a noncompetition agreement that carries a term of 10 years. Under the amendment of the Hunt Employment Agreement, which became effective upon completion of the LUK transaction, the Company is required to pay Mr. Hunt the monthly payments and provide the group benefits described above during the 10 year period of the noncompetition agreement entered into by Mr. Hunt.

In April 2012, the Hunt Employment Agreement was amended and restated to align the employment years for the agreement with the change in the fiscal year which resulted from the transaction with LUK.  The Hunt Employment Agreement, which originally expired on August 29, 2015, was extended through December 31, 2015.

Mr. Hunt notified the Company’s Board of Directors in November 2012 of his plans to resign from his employment with the Company and Mr. Hunt did resign from his employment effective as of January 28, 2013.  In accordance with the Hunt Employment Agreement, Mr. Hunt received his base salary and coverage under the Company’s health and benefit plans through January 28, 2013. Mr. Hunt also received annual bonus and other payments with respect to the Company’s operations during fiscal year 2012 pursuant to the terms of the Hunt Employment Agreement. In addition, Mr. Hunt will receive payments pursuant to the noncompetition agreement entered into in connection with the LUK Transaction. However, Mr. Hunt did not receive the full-term cash bonus described in the Hunt Employment Agreement or any bonus or incentive payments related to periods following termination of Mr. Hunt’s employment with USPB.

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

Mr. Linville’s annual base salary is $300,000. Mr. Linville will be eligible for an annual incentive compensation payment based on the financial performance of USPB and the benefits received by USPB’s unitholders; that incentive compensation will only be paid to Mr. Linville after certain levels of benefits have been achieved. Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the Linville USPB Total Benefits. If he is employed by USPB on December 31, 2015, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the Linville USPB Total Benefits from January 1, 2013 to December 31, 2015 exceed $75,000,000. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts. As of the effective date of the Linville Employment Agreement, Mr. Linville was granted an additional 1,000 Class A and 1,000 Class B phantom units under USPB’s existing management phantom units plan.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units.  As of December 28, 2013, former CEO Steven Hunt owns 20,000 Class A phantom unit options as discussed above and certain members of management own a total of 6,500 Class A and 6,500 Class B phantom unit rights awarded under the management phantom unit plan also discussed above.

Compensation Committee Report

            The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management.  Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman
Duane Ramsey
Joe Morgan

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal year 2013 and 2012, the 2011 transition period, and fiscal year 2011.  Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

40

							Non-Equity
							Incentive Plan		All Other
					Option		Compensation		Compensation
Name and Principal Position	Period (1)	Salary ($)	Bonus ($)		Awards ($)		($)		($)		Total ($)

Stanley D. Linville (2)	FY 2013	299,331	-		-		167,552	(9)	12,808	(3)	479,692
Chief Executive Officer	FY 2012	145,661	-		221,503	(8)	216,000	(4)	12,633	(3)	595,797
	TP 2011	51,075	-		-		70,000	(4)	542,011	(3)	663,086
	FY 2011	143,283	-		132,353	(7)	210,000	(4)	-	(3)	485,636

Steven D. Hunt (2)	FY 2013	113,963	861,111	(5)	-		-		469,290	(3)	1,444,364
Former Chief Executive Officer	FY 2012	791,365	-		-		2,000,000	(6)	1,428,788	(3)	4,220,153
	TP 2011	296,100	-		-		666,667	(6)	-	(3)	962,767
	FY 2011	784,232	-		-		2,000,000	(6)	11,592	(3)	2,795,824

Scott J. Miller	FY 2013	181,016	-		-		53,240	(4)	-	(3)	234,256
Chief Financial Officer	FY 2012	143,799	-		110,752	(8)	208,500	(4)	12,429	(3)	475,480
	TP 2011	53,130	-		-		67,500	(4)	500,920	(3)	621,551
	FY 2011	139,724	-		122,172	(7)	202,500	(4)	-	(3)	464,396

Danielle D. Imel	FY 2013	126,317	-		-		38,333	(4)	-	(3)	164,650
Treasurer	FY 2012	123,978	-		-		185,250	(4)	12,023	(3)	321,251
	TP 2011	43,779	-		-		60,000	(4)	418,870	(3)	522,649
	FY 2011	120,968	-		101,810	(7)	180,000	(4)	-	(3)	402,778

(1) TP 2011 refers to the four month Transition Period from August 28, 2011 through December 31, 2011. The FY 2013, FY 2012, and FY 2011 amounts include compensation earned during fiscal years 2013, 2012 and 2011.

(2) Mr. Hunt was a named executive officer and served as USPB's Chief Executive Officer through January 28, 2013. Mr. Linville, who served as Chief Operating Officer through that date, was named successor CEO.

(3) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan, the payment resulting from the transaction with LUK and non-dilution payments resulting from excess tax distributions, $10,153, $0 and $2,655, respectively in fiscal year 2013, $9,978, $0, and $2,655,respectively in fiscal year 2012, and $6,125, $535,886, and $0, respectively in transition period 2011. None of the benefits paid to Mr. Linville in fiscal year 2011 exceeded $10,000.

Mr. Hunt- Amounts for Mr. Hunt include payments for advisory services, the non - dilution payment resulting from the transaction with LUK, Company match under our 401(k) plan and cost of excess life insurance, $459,052, $0, $10,238, and $0, respectively in fiscal year 2013, $0,$1,417,000, $9,962 and $1,826, respectively in fiscal year 2012, and $0, $0, $9,766 and $1,826, respectively, in fiscal year 201 1. None of the perquisites and other benefits paid to Mr. Hunt in the 2011 transition period exceeded $10,000.Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan, the payment resulting from the transaction with LUK and non - dilution payments resulting from excess tax distributions, $9,979, $0, $2,450, respectively in fiscal year 2012, $6,256, $494,664, and $0, respectively in transition period 2011. None of the benefits paid to Mr. Miller in fiscal years 2013 and 2011 exceeded $10,000.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan, the payment resulting from the transaction with LUK and non - dilution payments resulting from excess tax distributions, $9,981, $0, $2,042, respectively in fiscal year 2012 and $6,650, $412,220, and $0, respectively in transition period 2011. None of the benefits paid to Ms. Imel in fiscal years 2013 and 2011 exceeded $10,000 .

(4) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year in regards to the FY 2013, FY 2012 and FY 2011 non - equity incentive compensation. Regarding TP 2011, one half of this non - equity incentive compensation will not be paid unless the executive is employed on December 31, 2012.

(5) Mr. Hunt was paid full - term incentive compensation in the amount of $861,111 for his employment under the Hunt Employment Agreement through the end of FY 2012.

(6) The amount of non - equity incentive plan compensation, which is to include the annual cash bonus and amounts earned for the Transition Period and fiscal years ending December 29, 2012, August 27, 2011 and August 28, 2010 pursuant to the long - term cash bonus plan, has been limited due to the cumulative annual - cap of $2,000,000 per fiscal year and $666,667 for the Transition Period pursuant to Mr. Hunt's amended and restated employment agreement. The limited amounts represent annual cash bonus earned by Mr. Hunt for the Transition Period and fiscal years 2012, 2011 and 2010. Mr. Hunt did not earn an annual bonus for FY 2013.

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

(8) On November 16, 2012, the Board of Directors approved issuing certain executive officers additional phantom Class A and phantom Class B units, the issuance to be effective on January 28, 2013. These phantom units provide for the award of unit appreciation rights only. Mr. Linville was granted 1,000 Class A and 1,000 Class B phantom units and Mr. Miller was granted 500 Class A and 500 Class B phantom units. This amount was determined using a Black Scholes Pricing Model and represents the grant date fair value. The units vest over a five year period.

(9) The amount of non - equity incentive plan compensation, which is to include the annual cash bonus and amounts earned for FY 20 13 pursuant to the long - term cash bonus plan pursuant to Mr. Linville's employment agreement. The amount represents annual cash bonus of $77,30 5 and $90,247 of long - term cash bonus, the latter will only be paid if Mr. Linville is employed on December 31, 2015. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long - term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2013

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2013.

		Estimated Future Payouts under Non-Equity Incentive
		Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a
Chief Executive Officer

Steven D. Hunt (2)	n/a
Former Chief Executive Officer

Scott J. Miller	10/24/2013	-	53,240	(1)	266,550
Chief Financial Officer

Danielle D. Imel	10/24/2013	-	38,333	(1)	191,850
Treasurer

(1)

The target amount is based on fiscal year 2013 inputs and reflects the actual management annual cash bonus plan award for fiscal year 2013. The amount is reflected in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. Amounts, which could be more or less, will be based on actual input amounts for fiscal year 2014.

(2)	There were no grants of plan-based awards in fiscal year 2013 for Mr. Linville. Mr. Hunt resigned his position as Chief Executive Officer effective January 28, 2013.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards

Performance Based Annual Cash Bonuses

Our executive officers earn bonus awards made pursuant to various annual cash bonus plans.  The awards utilize formulas set by the Compensation Committee.  The bonuses earned pursuant to the plans appear in the Non-Equity Incentive Plan Compensation in the Summary Compensation Table.  Annual incentive bonuses awarded to executives, excluding Mr. Linville, also appear in the Grants of Plan Based Awards table. The formulas used to calculate the annual performance-based bonus awards to the Named Executive Officers were as follows:

Name	Bonus Formula
Stanley D. Linville

For fiscal year 2013: 0.75% of the sum of the total financial benefits to USPB (“USPB Total Benefits”) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

Scott J. Miller and

For fiscal year 2013:  The executive's proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2013 USPB earnings before tax  plus USPB grid premiums during fiscal year 2013, less (2) $15,000,000, multiplied by (3) management bonus factor.  The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants' salaries in effect at the end of such year.

Danielle D. Imel

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses.  No such bonuses were paid to executive officers in fiscal year 2013, 2012, the 2011 transition period or fiscal year 2011.  The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2013

		Option Awards
	Number of Securities
	Underlying		Option Exercise		Option Expiration
Name and Principal Position	Unexercised Options		Price ($)		Date
Stanley D. Linville	1,300 Class A Units	(3)	$0.00	(5)	None
Chief Executive Officer	1,300 Class B Units	(3)	$0.00	(5)	None
	1,000 Class A Units	(4)	$66.01		None
	1,000 Class B Units	(4)	$73.72		None

Steven D. Hunt	20,000 Class A Units	(1)	$55.00		None	(2)
Former Chief Executive Officer

Scott J. Miller	1,200 Class A Units	(3)	$0.00	(5)	None
Chief Financial Officer	1,200 Class B Units	(3)	$0.00	(5)	None
	500 Class A Units	(4)	$66.01		None
	500 Class B Units	(4)	$73.72		None

Danielle D. Imel	1,000 Class A Units	(3)	$0.00	(5)	None
Treasurer	1,000 Class B Units	(3)	$0.00	(5)	None

(1)	Mr. Hunt is fully vested in the 20,000 Class A phantom rights on phantom units and such units are fully exercisable.
(2)

Mr. Hunt shall be entitled to exercise phantom unit rights at his election, at the time and under the conditions, and with the same consequences as if he held similar unqualified options to purchase USPB Class A Units acquired at the same time as the phantom unit rights.

(3)

The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vest over a 5 year period. At the end of fiscal year 2013, the unexercised phantom units were 60% vested, and therefore exercisable.

(4)

The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. On January 28, 2014, the unexercised phantom units were 20% vested, and therefore exercisable.

(5)

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

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Stanley D. Linville	-	$-
Chief Executive Officer

Steven D. Hunt	-	$-
Former Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Company did not make a profit sharing contribution to the plan in fiscal year 2013.  The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Steven D. Hunt

Mr. Hunt notified the Company’s Board of Directors in November 2012 of his plans to resign from his employment with the Company effective as of January 28, 2013.  The Hunt Employment Agreement provided that for his services performed prior to January 28, 2013, Mr. Hunt received his current salary and coverage under the Company’s health and benefit plans. Mr. Hunt also received annual bonus and other bonus payments with respect to the Company’s operations during fiscal year 2012 pursuant to the terms of the Hunt Employment Agreement of $2,000,000 and a full-term bonus payment of $861,111 for fiscal year 2010 through 2012. In addition, Mr. Hunt will receive payments pursuant to the noncompetition agreement entered into in connection with the LUK Transaction. During calendar year 2013, Mr. Hunt was paid $767,708 in noncompetition payments.  He will receive noncompetition payments of $825,000 per year during calendar years 2014 through 2021.  However, Mr. Hunt will not be entitled to receive the full-term cash bonus described in the Hunt Employment Agreement or any bonus or incentive payments related to periods following termination of Mr. Hunt’s employment with the Company.

Mr. Stanley D. Linville

If the Linville Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (“Deemed Termination Date”).  If Mr. Linville were terminated upon death or disability in fiscal year 2014, his payment would be $300,000;
  Certain fringe benefits through the Deemed Termination Date, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401K contributions, (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments), through the Deemed Termination Date;
  Annual incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;
  Long-term cash bonus that would have accrued if the CEO had remained employed under this Agreement through the Deemed Termination Date; and
  The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

If Linville Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

  Salary earned to the date of the termination; and

  Payment of noncompetition compensation, under certain circumstances, as described below.

If the Linville Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

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

The Linville Employment Agreement also provides for post termination compensation. In addition to the amounts described above that will be payable upon termination of the Linville Employment Agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination, currently $300,000 per year. In the event that Mr. Linville’s employment is terminated (including by expiration of this Agreement), other than by death or permanent disability or for cause under specified circumstances (being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB), as set for the Linville Employment Agreement, and CEO is not employed by USPB, then USPB shall provide noncompetition compensation for: (1) each of the twelve (12) months first following the termination of employment of CEO with USPB (“USPB Noncompetition Payments”), provided USPB may terminate the USPB Noncompetition Payments prior to the end of the twelve month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the Linville Employment Agreement.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings.  We do not award any other type of compensation to our directors.

The table below reflects compensation paid to each director during the fiscal year 2013.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	3,750
Duane K. Ramsey	3,750
Joe M. Morgan	3,750
Jerry L. Bohn	2,750
Douglas A. Laue	3,000
Rex W. McCloy	3,000
Jeff H. Sternberger	3,000

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

(1) See Note 4 to our consolidated financial statements for a description of the equity compensation plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2014 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

		Number of Units
		Beneficially
Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class
Douglas A. Laue (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846
John Fairleigh(2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871
Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871
Jeff Sternberger(4)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

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

(4)

Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

The following table furnishes information, as of February 28, 2014, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 41, and (iii) all current directors and executive officers as a group.

		Beneficial Ownership of
	Class A Units		Class B Units
Name	Number (1)	Percentage (2)	Number (1)	Percentage (2)

Douglas A. Laue (3)	95,000	12.6%	95,000	12.6%
Jeff H. Sternberger (4)	40,770	5.4%	40,770	5.4%
Jerry L. Bohn (5)	35,867	4.7%	31,617	4.2%
Joe M. Morgan (6)	33,128	4.4%	17,865	2.4%
Rex W. McCloy (7)	16,085	2.1%	13,085	1.7%
Duane K. Ramsey (8)	8,800	1.2%	8,800	1.2%
Mark R. Gardiner (9)	3,100	0.4%	3,100	0.4%
Steven D. Hunt (10)	20,000	2.6%	20,000	2.6%
Scott J. Miller	-	0.0%	-	0.0%
Stanley D. Linville	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (11 persons) (11)	252,750	33.4%	230,237	30.5%

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.
(2)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.
(3)

Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)

Includes i)38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director. 31,500 of the Class A and Class B units are pledged as security.

(5)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager. All of the units are pledged as security.
(6)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(7)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(8)	Includes i) 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.
(9)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust and 100 Class A and Class B units, over which Mr. Gardiner has sole voting and investment power.
(10)	Includes the option held by Mr. Hunt to purchase 20,000 Class A units and the 20,000 Class B units Mr. Hunt's spouse acquired in August 2009.
(11)	Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

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

Transactions with NBP

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB.  Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year.  In fiscal years 2013 and 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%.  During fiscal years 2013 and 2012, USPB’s owners and associates provided approximately 21% of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle.  NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

Transactions with Beef Products, Inc.

Since 1994, NBP has had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby NBP sells beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and NBP purchases processed lean beef from BPI at negotiated prices for use in NBP’s ground beef operations.  NBP’s aggregate sales of trim to BPI totaled approximately $66.3 million and $170.2 million, respectively, in the 18 week period ended December 31, 2011, and fiscal year 2011.  NBP’s aggregate purchases of processed lean beef from BPI totaled approximately $14.3 million and $47.5 million, respectively, in the 18 week period ended December 31, 2011, and fiscal year 2011.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During the 18 weeks ended December 31, 2011 and fiscal year 2011, NBP paid approximately $0.6 million and $2.0 million, respectively, to BPI in technology and support fees.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers, an independent registered public accounting firm, served as our auditors for fiscal years 2013 and 2012 (thousands of dollars).

	Fiscal Year Ended	Fiscal Year Ended
	December 28, 2013	December 29, 2012

Audit Fees	$113	$110
Audit Related Fees	-	-
Tax Fees	260	298
All Other Fees	-	-
Total	$373	$408

Audit Fees

Audit fees relate to the audits of our consolidated financial statements on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees relate to consultations on accounting related matters.  We did not pay any other type of fee and did not receive any other services.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services.

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

10.7

Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.8

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
53

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

**  Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. 54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

By: /s/ Stanley D. Linville

Name: Stanley D. Linville
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2014

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville Stanley D. Linville	Chief Executive Officer (Principal Executive Officer)	March 13, 2014
/s/ Scott J. Miller Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014
/s/ Mark R. Gardiner Mark R. Gardiner	Chairman of the Board	March 13, 2014
/s/ Duane K. Ramsey Duane K. Ramsey	Vice Chairman of the Board	March 13, 2014
/s/ Joe M. Morgan Joe M. Morgan	Secretary of the Board	March 13, 2014
/s/ Jerry L. Bohn Jerry L. Bohn	Director	March 13, 2014
/s/ Douglas A. Laue Douglas A. Laue	Director	March 13, 2014
/s/ Rex W. McCloy Rex W. McCloy	Director	March 13, 2014
/s/ Jeff H Sternberger Jeff H. Sternberger	Director	March 13, 2014

55

U.S. PREMIUM BEEF, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP Report of Independent Registered Public Accounting Firm – KPMG, LLP	F-2 F-3

Consolidated Balance Sheets at December 28, 2013 and December 29, 2012	F-4

Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012, 18 weeks ended December 31, 2011, and year ended August 27, 2011	F-5

Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012, 18 weeks ended December 31, 2011, and year ended August 27, 2011	F-6

Consolidated Statements of Capital Shares and Equities for the years ended December 28, 2013, December 29, 2012, 18 weeks ended December 31, 2011, and year ended August 27, 2011	F-7

Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012, 18 weeks ended December 31, 2011, and year ended August 27, 2011	F-8

Notes to Consolidated Financial Statements	F-9

National Beef Packing Company, LLC Consolidated Balance Sheets at December 28, 2013 and December 29, 2012 and Consolidated Statements of Operations, Comprehensive Income, and Cashflows for years ended December 28, 2013 and December 29, 2012 and Notes to Consolidated Financial Statements

F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners

U.S. Premium Beef, LLC:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, comprehensive (loss)/income, capital shares and equities and cash flows present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for the year ended December 28, 2013 and December 29, 2012 and for the 18 week period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, MO

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Owners

U.S. Premium Beef, LLC:

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, capital shares and equities, and cash flows of U.S. Premium Beef, LLC and subsidiaries (the Company) for the period ended August 27, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Premium Beef, LLC and subsidiaries for the period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Kansas City, Missouri

November 16, 2011,

except for Note 2, Earnings Per Unit, which is as of May 24, 2012

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	December 28, 2013	December 29, 2012
Current assets:
Cash and cash equivalents	$59,812	$62,683
Due from affiliates	1,488	657
Other receivables	3	78
Restricted cash	36,943	-
Other current assets	385	1,308
Total current assets	98,631	64,726
Property, plant, and equipment, at cost	250	250
Less accumulated depreciation	244	238
Net property, plant, and equipment	6	12
Investment in National Beef Packing Company, LLC	155,928	165,401
Restricted cash	-	36,943
Other assets	323	356
Total assets	$254,888	$267,438
Liabilities and Capital Shares and Equities

Current liabilities:
Accounts payable - trade	$25	$42
Due to affiliates	8	446
Accrued compensation and benefits	3,898	4,654
Other accrued expenses and liabilities	105	197
Patronage notices payable	90	115
Distributions payable	223	172
Total current liabilities	4,349	5,626

Long-term liabilities:
Other liabilities	6,327	7,266
Total long-term liabilities	6,327	7,266
Total liabilities	10,676	12,892

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385, 755,385 authorized, issued and outstanding	244,212	254,546
Total capital shares and equities	244,212	254,546
Total liabilities and capital shares and equities	$254,888	$267,438

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended		18 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012	December 31, 2011	August 27, 2011
Net sales	$-	$-	$2,466,256	$6,849,467
Costs and expenses:
Cost of sales	-	-	2,412,144	6,473,292
Selling, general, and administrative expenses	5,364	5,727	31,969	60,669
Depreciation and amortization	6	7	15,378	54,590
Total costs and expenses	5,370	5,734	2,459,491	6,588,551
Operating (loss) income	(5,370)	(5,734)	6,765	260,916
Other income (expense):
Interest income	40	54	10	33
Interest expense	(70)	(253)	(3,261)	(11,746)
Equity in (loss) income of National Beef Packing Company, LLC	(6,464)	8,611
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	-	-	777,656	-
Other, net	671	153	1,486	279
Total other income (expense)	(5,823)	8,565	775,891	(11,434)
(Loss) income before taxes	(11,193)	2,831	782,656	249,482
Income tax expense	(3)	(107)	(718)	(2,590)
Net (loss) income	(11,196)	2,724	781,938	246,892
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	-	(454)	(551)
National Beef Packing Company, LLC	-	-	(5,420)	(78,747)
Net (loss) income attributable to U.S. Premium Beef, LLC	$(11,196)	$2,724	$776,064	$167,594

Earnings per unit:
Basic
Class A units	$(1.52)	$0.37	$105.46	$21.80
Class B units	$(13.34)	$3.25	$924.04	$190.98
Diluted
Class A units	$(1.52)	$0.36	$103.68	$21.44
Class B units	$(13.34)	$3.25	$924.04	$190.98

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	747,836	748,055	747,600
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(thousands of dollars)

	52 weeks ended		18 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012	December 31, 2011	August 27, 2011
Net (loss) income	$(11,196)	$2,724	$781,938	$246,892
Other comprehensive income (expense):
Foreign currency translation adjustments	-	-	(30)	45
Comprehensive (loss) income	(11,196)	2,724	781,908	246,937
Comprehensive income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	-	(454)	(551)
National Beef Packing Company, LLC	-	-	(5,420)	(78,747)
Comprehensive (loss) income attributable to USPB	$(11,196)	$2,724	$776,034	$167,639

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Capital Shares and Equities
(thousands of dollars)

				Non-controlling
			Accumulated	interest in
			other	Kansas City	Total capital
	Members'	Patronage	comprehensive	Steak	shares and
	capital	notices	(loss) income	Company, LLC	equities
Balance at August 28, 2010	$115,452	$48,682	$23	$2,762	$166,919
Foreign currency translation adjustment	-	-	45	-	45
Allocation of net income for the year
ended August 27, 2011	167,594	-	-	551	168,145
Adjustment to fair value of non-controlling interest	(68,718)	-	-	-	(68,718)
Redemption of patronage notices	-	(6,552)	-	-	(6,552)
Distributions to non-controlling interest in Kansas City
Steak Company, LLC	-	-	-	(225)	(225)
Partner distributions	(174,560)	-	-	-	(174,560)

Balance at August 27, 2011	$39,768	$42,130	$68	$3,088	$85,054
Adjustment to reflect prior period corrections	(73)				(73)
Foreign currency translation adjustment	-	-	(30)	-	(30)
Allocation of net income for the 18 week period
ended December 31, 2011	776,064	-	(38)	(3,088)	772,938
Partner distributions	(530,273)	-	-	-	(530,273)
Redemption of patronage notices	-	(42,130)	-	-	(42,130)
Adjustment to fair value of non-controlling interest	(10,159)	-	-	-	(10,159)
Balance at December 31, 2011	$275,327	$-	$-	$-	$275,327
Allocation of net income for the year
ended December 29, 2012	2,724	-	-	-	2,724
Partner distributions	(23,505)	-	-	-	(23,505)
Balance at December 29, 2012	$254,546	$-	$-	$-	$254,546
Allocation of net loss for the year ended
December 28, 2013	(11,196)	-	-	-	(11,196)
Tax year 2012 over distribution	862	-	-	-	862
Balance at December 28, 2013	$244,212	$-	$-	$-	$244,212

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	52 weeks ended		18 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012	December 31, 2011	August 27, 2011
Cash flows from operating activities:
Net (loss) income	$(11,196)	$2,724	$781,938	$246,892
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6	7	15,378	54,590
Gain on sale of majority interest in National Beef Packing Co., LLC	-	-	(777,656)	-
Equity in (loss) income of National Beef Packing Company, LLC	6,464	(8,611)	-	-
Distribution from National Beef	-	8,906	-	-
Gain on disposal of property, plant, and equipment	-	-	(646)	(1,557)
Amortization of debt issuance costs	-	-	440	1,440
Write-off of debt issuance costs	-	-	-	436
Changes in assets and liabilities (net of acquisition):
Accounts receivable	-	-	21,802	(18,017)
Due from affiliates	(13)	1,676	(980)	(777)
Other receivables	75	(78)	(1,788)	(49)
Inventories	-	-	(3,716)	(43,840)
Other assets	955	(1,246)	(900)	19,960
Cattle purchases payable	-	-	14,697	3,639
Accounts payable	(17)	(2)	2,529	9,462
Due to affiliates	(438)	412	1,130	(254)
Accrued compensation and benefits	(1,695)	182	(41,798)	650
Accrued insurance	-	-	2,662	2,223
Other accrued expenses and liabilities	(92)	(815)	(8,698)	(8,290)
Net cash (used in) provided by operating activities	(5,951)	3,155	4,394	266,508
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(9)	(18,548)	(68,345)
Proceeds from sale of majority interest in National Beef Packing Co., LLC, net	-	-	593,584	-
Distributions from National Beef Packing Company, LLC	4,517	-	-	-
Additional minority interest acquired in National Beef Packing Company, LLC	(1,507)
Proceeds from sale of property, plant, and equipment	-	-	-	5,118
Net cash (used in) provided by investing activities	3,010	(9)	575,036	(63,227)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	-	-	16,156	(27,000)
Borrowings under term note payable	-	-	-	175,000
Repayments of other indebtedness/capital leases	-	-	(539)	(1,310)
Payments of patronage notices	-	(21,868)	(20,262)	(6,552)
Payments of notes payable and fees	-	-	(18,500)	(33,780)
Cash paid for financing costs	-	-	(733)	(1,261)
Change in overdraft balances	26	(20,052)	31,865	(2,051)
Prior year excess distribution	44	-	-	-
Distributions to non-controlling interests in National Beef Packing Company, LLC	-	-	(10,719)	(88,684)
Partnership distributions and redemptions	-	(541,213)	(12,566)	(174,560)
Net cash provided by (used in) financing activities	70	(583,133)	(15,298)	(160,198)
Effect of exchange rate changes on cash	-	-	(29)	45
Net (decrease) increase in cash	(2,871)	(579,987)	564,103	43,128
Cash and cash equivalents at beginning of period	62,683	642,670	78,567	35,439
Cash and cash equivalents at end of period	$59,812	$62,683	$642,670	$78,567
Supplemental cash disclosures:
Cash paid during the period for interest	$69	$59	$3,203	$11,120
Cash paid during the period for taxes, net	$3	$107	$341	$800
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$-	$-	$-	$187

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Due to the transaction with Leucadia, which is described further in Note 1 below, USPB’s financial statements were not consolidated with NBP’s for the fifty-two week periods ended December 28, 2013 and December 29, 2012.  As a result, some of the Notes below do not reflect fiscal year 2013 and 2012 activity.   The information in those Notes that do not reflect fiscal year 2013 or 2012 activity relates solely to NBP.  Our financial results for the 18 week period ended December 31, 2011, are referred to as the “18 week period” or “transition period” in the Notes.

NOTE 1.  Description of Business

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

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation.  The merger was effective on August 29, 2004. The Delaware corporation then, in a statutory conversion authorized under Delaware law, converted into a Delaware limited liability company (see Note 9).  Following the effective date of the merger and the statutory conversion, the business of the cooperative continues in the limited liability company form of business organization.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc. (National Carriers), NBP’s wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to NBP and third parties and National Elite Transportation, LLC (National Elite), a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.  National Beef Leathers, LLC (NBL), a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP.

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB.  Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year.  In fiscal years 2013 and 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%.  During fiscal years 2013 and 2012, USPB’s owners and associates provided approximately 21%, of NBP’s total cattle requirements.  The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle.  NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

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

 NOTE 2.  Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation

As a result of the Leucadia Transaction, which closed December 30, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  As such, the Company’s balance sheet as of December 28, 2013 and December 29, 2012 were not consolidated with NBP.  Starting in fiscal year 2012, the Company’s statement of operations, statement of cash flows, statement of comprehensive income, and statement of capital shares and equities were not consolidated with NBP.

In all periods prior to the closing of the Leucadia Transaction, NBP’s financial results were consolidated with USPB’s.  In the transition period and fiscal year 2011, the Company’s consolidated financial statements included the accounts of USPB and NBP, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

Certain expenses related to compensation payments made to the former CEO, pursuant to his employment agreement, in the 2012 Statements of Operations have been reclassified from interest expense to selling, general and administrative expenses, to conform to the 2013 presentation.

Certain assets related to prepaid expenses have been reclassified from other assets to other current assets, to conform to the fiscal year 2013 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 28, 2013 and December 29, 2012, the Company had cash and cash equivalents of $59.8 million and $62.7 million, respectively.

Restricted Cash

When the Leucadia Transaction closed on December 30, 2011, approximately $36.9 million of the Company’s proceeds were deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement.  As no indemnification claims were made by Leucadia by the one year anniversary of the closing of the Leucadia Transaction, USPB received 40%, or approximately $14.8 million, in January 2013; however, as those funds remained subject to potential indemnification claims that may arise during the second year after the closing of the Leucadia Transaction, the amount received continued to be shown as Restricted Cash as of December 29, 2012.  As no indemnification claims were made by Leucadia by the second anniversary of the closing of the Leucadia Transaction, USPB received the remaining 60%, or approximately $22.1 million, in January 2014.

Investment in National Beef Packing Company, LLC

As a result of the Leucadia Transaction, beginning on December 31, 2011, USPB’s 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 28, 2013 and December 29, 2012 follows (thousands of dollars):

	December 28,	December 28,
	2013	2012
Land and improvements	$-	$-
Building and improvements	-	-
Machinery and equipment	37	37
Furniture and fixtures	126	126
Trailers and automotive equipment	87	87
Construction in process	-	-
Total property, plant, and equipment, at cost	250	250
Accumulated depreciation	244	238
Property, plant, and equipment, net	$6	$12

Depreciation expense was $0.0 million, $0.0 million, $16.5 million, and $50.9 million for fiscal years ended December 28, 2013 and December 29, 2012, transition period ended December 31, 2011, and fiscal year ended August 27, 2011.

Debt Issuance Costs

Amortization of $1.4 million was charged to interest expense during the fiscal year 2011 related to amendments to NBP’s various credit facilities.

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

For the 18-week period ended December 31, 2011, and fiscal year 2011, the Company recognized $1.2 million and $2.1 million, respectively, of amortization expense on intangible assets.

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder.  Checks issued pending clearance that result in overdraft balances for accounting purposes are included in patronage notices payable and distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows.  Overdraft balances totaled $0.3 million, $0.3 million, $20.3 million, and $0.2 million as of December 28, 2013, December 29, 2012, December 31, 2011, and August 27, 2011, respectively.

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

The provision for income taxes for NBP is computed on a separate legal entity basis.  Accordingly, NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of USPB, as the results of operations are included in the taxable income of the individual members.  However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar year 2011.

Revenue Recognition

NBP recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

Selling, General, and Administrative

Selling expenses consist primarily of salaries, bonuses, phantom unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general, and administrative costs consist of expenses for USPB for periods ended December 28, 2013 and December 29, 2012, and aggregated expenses for USPB and NBP for periods ended December 31, 2011 and prior.

Shipping Costs

NBP’s pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $0.0 million, $0.0 million, $3.2 million, and $6.4 million, in fiscal years 2013 and 2012, the transition period ended December 31, 2011, and fiscal year 2011.

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

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of Mr. Hunt’s employment agreement and until 18 months after the termination of Mr. Hunt employment agreement, at the election of Mr. Hunt, or upon mutual agreement of the Board of the Company and Mr. Hunt, Mr. Hunt may purchase up to 20,000 Class A units, or upon agreement of Mr. Hunt and the Board of the Company, Mr. Hunt may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of Mr. Hunt’s employment agreement, and the election of Mr. Hunt or agreement by the Board of the Company and Mr. Hunt for Mr. Hunt to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in Mr. Hunt’s employment agreement.  The diluted loss per Class A unit calculations for fiscal year 2013 in the following table excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculation.

Mr. Hunt resigned his position effective as of January 28, 2013.  As a result, per the terms of his employment agreement, Mr. Hunt will be required to make his decision to purchase up to 20,000 Class A units or convert the contractual unit appreciation rights to up to 20,000 Class A units, by July 28, 2014.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Loss) income Per Unit Calculation	52 weeks ended	52 weeks ended	18 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 28, 2013	December 29, 2012	December 31, 2011	August 27, 2011

Basic (loss) income per unit:
(Loss) income attributable to USPB available to
unitholders (numerator)
Class A	$(1,120)	$272	$77,556	$16,029
Class B	$(10,076)	$2,452	$698,003	$144,266

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(1.52)	$0.37	$105.46	$21.80
Class B	$(13.34)	$3.25	$924.04	$190.98

Diluted (loss) income per unit:
(Loss) income attributable to USPB available to
unitholders (numerator)
Class A	$(1,120)	$272	$77,556	$16,029
Class B	$(10,076)	$2,452	$698,003	$144,266

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	12,451	12,670	12,215
Units (denominator)	735,385	747,836	748,055	747,600

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(1.52)	$0.36	$103.68	$21.44
Class B	$(13.34)	$3.25	$924.04	$190.98

NOTE 3.  Long‑Term Debt and Loan Agreements

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

All of the $15 million revolving credit commitment was available at the end of fiscal year 2013.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

The Company was in compliance with all of the Master Loan Agreement debt covenants as of December 28, 2013.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

           (b)           Capital and Operating Leases

USPB leases its office space in Kansas City, Missouri and Dodge City Kansas.  Rent expense associated with operating leases was $0.1 million, $0.1 million, $0.0 million, and $14.1 million for fiscal years 2013 and 2012, the transition period, and fiscal year 2011, respectively.  USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4.  Employee Options and Benefit Plans

The cooperative established a phantom stock option plan for the then CEO which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 9, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units.  The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively.  In August 2009, Mr. Hunt exercised 20,000 Class B units at an exercise price of $0 per unit.  The Company recognizes compensation expense for Mr. Hunt’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price.  For Mr. Hunt’s phantom plan, an increase in compensation expense of $1.4 million was recognized in fiscal year 2013, a decrease of $1.1 million was recognized in fiscal year 2012, a decrease of $0.2 million was recognized in the 18 week period ended December 31, 2011, and an increase of $1.0 million was recognized in fiscal year 2011.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB.  USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively.  The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan.  As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0.  The phantom units will vest over a 5 year period. For the management phantom plan, compensation expense of $0.5 million, $0.3 million, $2.3 million and $0.8 million were recognized in fiscal years 2013 and 2012, in the 18 week period ended December 31, 2011 and in fiscal year 2011.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013.  These phantom units will vest over a five year period.  Compensation expense of $0.1 million was recognized in fiscal year 2013.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.0 million, $0.1 million, $0.5 million, and $1.1 million for fiscal years 2013 and 2012, the transition period and fiscal year 2011, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.2 million and $0.9 million for the transition period and fiscal year 2011, respectively.

Postretirement Benefits— Certain former employees of NBP are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, and $0.1 million, for the transition period and fiscal year 2011, respectively, and are included in other, net.

NOTE 5.  Other Income

Other non-operating income, net was $0.7 million, $0.2 million, $1.5 million and $0.3 million, for fiscal years 2013 and 2012, the 18 week period ended December 31, 2011 and for the fiscal year ended 2011, respectively.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 4 Employee Options and Benefits, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income, net for fiscal years 2013 and 2012 primarily include $0.7 million and $0.2 million of income related to lease income on additional delivery rights made available by the Company, respectively.  Other non-operating income, net for the 18 weeks ended December 31, 2011 primarily includes approximately $0.6 million of income related to gains on the sale of fixed assets and $1.0 million due to a reduction in state tax accruals.  Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, which was partially offset by $0.8 million in expenses related to an abandoned IPO effort.

NOTE 6.  Income Taxes

Income tax expense includes the following current and deferred provisions (thousands of dollars):

	52 weeks ended	52 weeks ended	18 weeks ended	52 weeks ended
	December 28,	December 29,	December 31,	August 27,
Current provision:
Federal	$-	$-	$490	$1,689
State	3	107	201	1,422
Foreign	-	-	27	54
Total current tax expense	3	107	718	3,165

Deferred provision:
Federal	-	-	-	(500)
State	-	-	-	(75)
Foreign	-	-	-	-
Total deferred tax expense	-	-	-	(575)
Total income tax expense	$3	$107	$718	$2,590

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to net income attributable to USPB before income taxes) as follows (thousands of dollars):

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	52 weeks ended	52 weeks ended	18 weeks ended	52 weeks ended
	December 28,	December 29,	December 31,	August 27,
	2013	2012	2011	2011
Computed “expected” income tax expense	$-	$954	$273,949	$59,564
Passthrough “expected” income tax expense	-	(954)	(273,457)	(58,339)
State taxes, net of federal	2	71	182	1,264
Other	1	36	44	101
Total income tax expense	$3	$107	$718	$2,590

NOTE 7.  Related Party Transactions

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates.  During fiscal years 2013 and 2012, USPB’s unitholders and associates provided approximately 21% of NBP’s cattle requirements, in the 18 week period ended December 31, 2011 they provided approximately 17% of NBP’s cattle requirements, and in fiscal year 2011, provided approximately 20%.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At December 28, 2013 and December 29, 2012, the Company had receivables from unitholders and associates in the amount of $1.5 million and $0.7 million, respectively.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the 18 week period ended December 31, 2011 and fiscal year 2011, NBP had sales and purchases with the following related parties (thousands of dollars):

	18 weeks ended	52 weeks ended
	December 31, 2011	August 27, 2011
Sales to:
Beef Products, Inc. (1)	$66,322	$170,227
Total Sales to Affiliate	$66,322	$170,227

Purchases from:
Beef Products, Inc. (1)	$14,257	$47,508
Total Purchases from Affiliate	$14,257	$47,508

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During the 18 weeks ended December 31, 2011 and fiscal year 2011, NBP paid approximately $0.6 million, and $2.0 million, respectively, to BPI in technology and support fees.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8.  Fair Value Measurements

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

●   Level 1 – quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

●   Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●   Level 3 – unobservable inputs for an asset or liability.  Unobservable inputs should only be used to the extent observable inputs are not available.

As December 28, 2013 and December 29, 2012, the Company does not carry any assets or liabilities on its consolidated balance sheet using the three-level fair value hierarchy.

NOTE 9.  Capital Shares and Equities

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

Class A Units.  On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders to 10% from 33%.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

Class B Units.  On November, 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class B unitholders to 90% from 67%.  Holders of USPB Class B units have no cattle delivery commitment.

 NOTE 10.  Legal Proceedings

As of December 28, 2013, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11.  Business Segments

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

Customer Concentration

In the 18 weeks ended December 31, 2011 and fiscal year 2011, one customer of NBP represented 9.3% and 8.7%, respectively, of total sales, with no other customer representing more than 3.6% and 3.3%, respectively, of total sales.

Sales to Foreign Countries

NBP had sales outside the United States in the 18 weeks ended December 31, 2011 and fiscal year 2011 of approximately $269.6 million and $865.2 million, respectively.  No single country outside the United States of America accounted for more than 3.6% of total sales. The amount of assets maintained outside the United States of America is not material.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12.  Transition Period Comparative Data
		17 weeks
	18 weeks	ended
	ended	December
	December	25, 2010
	31, 2011	(unaudited)
	(millions of dollars)
Statement of Operations Data:
Net sales	$2,466.3	$2,102.9

Costs and expenses:
Cost of sales	2,412.1	1,995.2
Selling, general, and administrative	31.9	18.6
Depreciation and amortization	15.4	17.2

Operating income	6.8	71.8

Other income (expense):
Interest income	-	0.0
Interest expense	(3.3)	(3.7)
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	777.7	-
Other, net	1.5	0.6
Total other expense, net	775.9	(3.1)
Income tax expense	(0.7)	(0.4)
Net income	782.0	68.3
Less: Net income attibutable to non-controlling interest in:
Kansas City Steak Company, LLC	(0.5)	(0.9)
National Beef Packing Company, LLC	(5.4)	(21.1)
Net income attributable to U.S. Premium Beef, LLC	$776.1	$46.3

Earnings per unit:
Basic
Class A units	$105.46	$6.05
Class B units	$924.04	$53.00
Diluted
Class A units	$103.68	$5.95
Class B units	$924.04	$53.00

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	748,055	747,600
Class B units	755,385	755,385

Statement of Cash Flow Data:
Net cash provided by operating activities	$4.4	$50.4
Net cash provided by (used in) investing activities	575.0	(19.8)
Net cash used in financing activities	(15.3)	(14.1)
Effect of exchange rate changes on cash	-	0.0
Net increase in cash	$564.1	$16.6

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 NOTE 13.  Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2013 and 2012 are set forth below (dollars in thousands, except per unit data):

			Net
			(Loss) Income
		Operating	Attributable	Basic (Loss) Earnings Per		Diluted Earnings Per
	Net Sales	(Loss) Income	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2013 quarterly results:
March 30, 2013	$-	$(1,376)	$(4,185)	$(0.57)	$(4.98)	$(0.57)	$(4.98)
June 29, 2013	-	(986)	3,056	$0.42	$3.64	$0.41	$3.64
September 28, 2013	-	(720)	6,532	$0.89	$7.78	$0.88	$7.78
December 28, 2013	-	(2,288)	(16,599)	$(2.26)	$(19.78)	$(2.26)	$(19.78)
	$-	$(5,370)	$(11,196)

2012 quarterly results:
March 31, 2012	$-	$(2,026)	$(4,718)	$(0.64)	$(5.62)	$(0.64)	$(5.62)
June 30, 2012	-	(1,431)	5,489	$0.75	$6.54	$0.73	$6.54
September 29, 2012	-	(1,119)	5,157	$0.70	$6.14	$0.69	$6.14
December 29, 2012	-	(1,158)	(3,204)	$(0.44)	$(3.81)	$(0.44)	$(3.81)
	$-	$(5,734)	$2,724

NOTE 14.  Subsequent Events

On January 31, 2014, NBP announced its intentions to close the Brawley, California beef processing facility.  The facility is expected to close in May 2014.  See Note 3 to NBP’s financial statements for additional information.

 Independent Auditor’s Report

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company LLC, and its subsidiaries, which comprise the consolidated balance sheets as of December 28, 2013 and December 29, 2012, and the related consolidated statement of operations, cash flows, members’ capital, and comprehensive income for each of the years ended December 28, 2013 and December 29, 2012.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years ended December 28, 2013 and December 29, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 13, 2014

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Balance Sheets
(thousands of dollars)

Assets	December 28, 2013	December 29, 2012
Current assets:
Cash and cash equivalents	$28,544	$24,986
Accounts receivable, less allowance for returns and doubtful accounts of $2,068
and $1,296, respectively	207,021	207,161
Due from affiliates	821	2,107
Other receivables	2,925	3,476
Inventories	318,666	302,914
Other current assets	19,938	22,594
Total current assets	577,915	563,238
Property, plant, and equipment, at cost
Land and improvements	16,562	14,892
Buildings and improvements	147,126	182,327
Machinery and equipment	243,026	240,412
Trailers and automotive equipment	1,995	1,833
Furniture and fixtures	6,697	6,159
Construction in progress	39,115	41,943
	454,521	487,566
Less accumulated depreciation	66,952	37,690
Net property, plant, and equipment	387,569	449,876
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $90,501 and $45,249, respectively	720,566	765,782
Other assets	4,654	3,266
Total assets	$1,705,695	$1,797,153
Liabilities and Members' Capital

Current liabilities:
Current installments of long-term debt	$27,536	$38,609
Cattle purchases payable	130,362	134,556
Accounts payable - trade	67,694	87,518
Due to affiliates	451	551
Accrued compensation and benefits	31,683	25,213
Accrued insurance	31,285	28,393
Other accrued expenses and liabilities	17,710	13,165
Total current liabilities	306,721	328,005
Long-term liabilities:
Long-term debt, excluding current installments	362,331	365,140
Other liabilities	1,912	2,279
Total long-term liabilities	364,243	367,419
Total liabilities	670,964	695,424
Commitments and contingencies
Members' capital
Members' capital attributable to NBP	1,034,737	1,097,717
Accumulated other comprehensive income attributable to NBP	(6)	18
Noncontrolling interest in Kansas City Steak Company, LLC	-	3,994
Total members' capital	1,034,731	1,101,729
Total liabilities and members' capital	$1,705,695	$1,797,153

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Operations
(thousands of dollars)

	52 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012
Net sales	$7,486,332	$7,479,251
Costs and expenses:
Cost of sales	7,308,584	7,269,912
Selling, general, and administrative	56,265	56,478
Depreciation and amortization	88,484	83,063
Impairment of long-lived assets	63,256	-
Total costs and expenses	7,516,589	7,409,453
Operating (loss) income	(30,257)	69,798
Other income (expense):
Interest income	61	43
Interest expense	(12,415)	(12,432)
Other, net	253	1,640
Total other expense	(12,101)	(10,749)
(Loss) income before taxes	(42,358)	59,049
Income tax expense	(781)	(1,710)
Net (loss) income	(43,139)	57,339
Less net loss (income) attributable to noncontrolling interest	255	(209)
Net (loss) income attributable to NBP	$(42,884)	$57,130

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Comprehensive (Loss) Income
(thousands of dollars)

	52 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012
Net (loss) income	$(43,139)	$57,339
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24)	18
Comprehensive (loss) income	(43,163)	57,357
Comprehensive loss (income) attributable to noncontrolling interest	255	(209)
Comprehensive (loss) income attributable to NBP	$(42,908)	$57,148

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC
Consolidated Statement of Members' Capital
(thousands of dollars)

			Non-controlling
	Members'	Accumulated	interest in
	Capital	other	Kansas City
	Attributable	comprehensive	Steak
	to NBP	income (loss)	Company, LLC	Total
Balance at December 31, 2011	$1,099,710	$-	$4,068	1,103,778
Net income	57,130	-	209	57,339
Distributions	(59,123)	-	-	(59,123)
Foreign currency translation adjustments	-	18	-	18
Distributions paid to noncontrolling interests	-	-	(283)	(283)
Balance at December 29, 2012	$1,097,717	$18	$3,994	$1,101,729
Net loss	(42,884)	-	(255)	(43,139)
Distributions	(29,967)	-	-	(29,967)
Member contributions	10,000	-	-	10,000
Foreign currency translation adjustments	-	(24)	-	(24)
Distributions paid to noncontrolling interests	-	-	(118)	(118)
Acquisition of remaining interest in Kansas City
Steak Company, LLC	(129)	-	(3,621)	(3,750)
Balance at December 28, 2013	$1,034,737	$(6)	$-	$1,034,731

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Cash Flows
(thousands of dollars)

	52 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net (loss) income	$(43,139)	$57,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,484	83,063
Impairment of long-lived assets	63,256	-
Loss (gain) on disposal of property, plant, and equipment	33	(676)
Amortization of debt issuance costs	144	-
Changes in assets and liabilities:
Accounts receivable	140	(27,568)
Due from affiliates	1,286	4,707
Other receivables	551	5,760
Inventories	(15,752)	(22,415)
Other assets	3,969	2,669
Cattle purchases payable	(4,194)	33,255
Accounts payable	(19,824)	5,241
Due to affiliates	(100)	(1,033)
Accrued compensation and benefits	6,470	(4,375)
Accrued insurance	2,892	3,070
Other accrued expenses and liabilities	4,178	2,643
Net cash provided by operating activities	88,394	141,680
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(44,381)	(45,629)
Proceeds from sale of property, plant, and equipment	168	2,642
Net cash used in investing activities	(44,213)	(42,987)
Cash flows from financing activities:
Net (payments) under revolving credit lines	(91,403)	(700)
Repayments of term note payable	(27,750)	(27,750)
Borrowings of term note payable	106,750	-
Repayments of other indebtedness/capital leases	(1,479)	(1,277)
Cash paid for financing costs	(2,882)	-
Member distributions	(29,967)	(62,196)
Member contributions	10,000	-
Payment for remaining interest in noncontrolling interest	(3,750)	-
Distributions paid to non-controlling interest	(118)	(283)
Net cash used in financing activities	(40,599)	(92,206)
Effect of exchange rate changes on cash	(24)	18
Net increase in cash	3,558	6,505
Cash and cash equivalents at beginning of period	24,986	18,481
Cash and cash equivalents at end of period	$28,544	$24,986
Supplemental cash disclosures:
Cash paid during the period for interest	$12,978	$12,276
Cash paid during the period for taxes	$642	$983
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$121	$145

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

 NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California,  and consumer-ready animal protein processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas.  During 2013 NBP acquired the remaining 25% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.  National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP.  As of December 28, 2013, approximately 73% of NBP’s employees were represented by collective bargaining agreements.  NBP makes certain contributions for the benefit of employees (see Note 7).

On December 30, 2011, Leucadia National Corporation (Leucadia) acquired a 78.9% interest in NBP for aggregate net cash consideration of $867,869,000.

 NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

 NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December.  Fiscal 2013 and 2012 were 52 week fiscal years.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

 NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 28, 2013 and December 29, 2012, NBP had cash and cash equivalents of $28.5 million and $25.0 million, respectively, as presented in the consolidated balance sheets and consolidated statement of cash flows.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

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

 The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 28, 2013 and December 29, 2012 (in thousands).

	Beginning			Ending
Period Ended	Balance	Provision	Charge Off	Balance

December 29, 2012	$-	$(10,470)	$9,174	$(1,296)
December 30, 2013	$(1,296)	$(12,663)	$11,891	$(2,068)

Inventories

Inventories consist primarily of meat products, beef by-products and supplies.  Meat products and beef by-products are stated at the lower of cost or market with cost principally determined on the basis of the relative sales value method.  Supplies and other inventories are valued on the basis of specific or average cost methods.  Inventories are relieved from inventory utilizing the first-in, first-out method.

Inventories at December 28, 2013 and December 29, 2012 consisted of the following (in thousands):

	December 28,	December 29,
	2013	2012

Dressed and boxed meat products	$194,291	$201,509
Beef by-products	80,197	64,846
Supplies and other	44,178	36,559
Total Inventory	$318,666	$302,914

Property, plant and equipment

Property, plant and equipment were recorded at fair value as of December 31, 2011 as a result of the Leucadia transaction.  Property, plant and equipment purchased subsequent to the transaction are recorded at cost.  Property, plant, and equipment located at NBP’s Brawley, California facility are recorded at an orderly liquidation value (see note 3).  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Depreciation expense was $43.2 million and $37.8 million for the fiscal years ended December 28, 2013, and December 29, 2012, respectively.

Upon disposition of these assets, any resulting gain or loss is included in other, net (see Note 5).  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.6 million and $0.6 million for the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. During the 4th quarter of 2013, NBP recorded an impairment loss on property, plant and equipment located at NBP’s Brawley, California facility of approximately $63.3 million. See note 3 for additional information.

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill annually for impairment at the end of December and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of a reporting unit to the unit’s book value to determine if any impairment exists.  Fair values are based on valuation techniques NBP believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  NBP calculates the fair value of the reporting unit using estimates of future cash flows.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. Adverse market or economic events could result in impairment charges in future periods. As a result of the testing performed on NBP’s goodwill, no impairment charge was recorded.

The amounts of goodwill are as follows (amounts in thousands):

	December 28,	December 29,
	2013	2012
Beginning balance	$14,991	$8,915
Fair value adjustments	-	6,076
Ending balance	$14,991	$14,991

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that intangible assets deemed to have finite lives are amortized on a straight line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. If future undiscounted cash flows are estimated to be less than the carrying amounts of the asset group used to generate those cash flows in subsequent reporting periods impairment charges would have to be recorded.  NBP has performed an undiscounted cash flow analysis on the intangible assets as of December 28, 2013, and as a result no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

The amounts of other intangible assets are as follows (amounts in thousands):

		December 28, 2013
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$45,170
Tradenames	20	260,108	26,018
Cattle supply contracts	15	143,600	19,147
Other	10	830	166
	18	$811,068	$90,501

Total intangible assets		$811,068	$90,501

		December 29, 2012
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$22,585
Tradenames	20	260,071	13,008
Cattle supply contracts	15	143,600	9,573
Other	10	830	83
	18	$811,031	$45,249

Total intangible assets		$811,031	$45,249

For the fiscal years ended December, 28, 2013 and December 29, 2012, NBP recognized $45.3 million and $45.2 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 28, 2013, for each of the next five years and thereafter:

Estimated amortization expense for fiscal years ended:
2014	$45,252
2015	45,252
2016	45,252
2017	45,252
2018	45,252
Thereafter	494,306
Total	$720,566

Debt Issuance Costs

On September 30, 2013, NBP’s Credit Facility was amended and restated to increase the term loan to $375.0 million, increase the revolving credit facility to $300.0 million, extend the maturity to October 2018 and reduce the term loan’s required quarterly principal payments to $6.25 million.  The related financing charges of approximately $2.9 million will be amortized over the life of the loan.

Amortization of $0.1 million was charged to interest expense during the fiscal years ended December 28, 2013, related to these costs.  NBP had unamortized costs of $2.7 million and $0.0 million included in other assets on the consolidated balance sheets at December 28, 2013 and December 29, 2012, respectively.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

Overdraft Balances

 The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on its consolidated statement of cash flows.  Overdraft balances of $106.8 million and $113.3 million were included in trade accounts and cattle purchases payables at December 28, 2013 and December 29, 2012, respectively.

Self-insurance

NBP is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits.  NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon NBP’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and its historical experience rates.

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

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan; Seoul, South Korea; and Beijing, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

 The provision for income taxes is computed on a separate legal entity basis.  Accordingly, the separate legal entity of NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of NBP, as the results of operations are included in the taxable income of the individual members.  However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2012, 2011 and 2010.

Fair Value of Financial Instruments

 The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments.  The carrying value of other debt approximates its fair value at December 28, 2013 and December 29, 2012, as substantially all such debt has a variable interest rate.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

Revenue Recognition

 Revenues are recognized when the following conditions are met: (1) collectability is reasonably assured; (2) title to the product has passed or the service has been rendered and earned; (3) persuasive evidence of an arrangement exists; and (4) there is a fixed or determinable price.  NBP recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

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

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $11.5 million and $11.8 million for the fiscal years ended December 28, 2013 and December 29, 2012.

Comprehensive Income

 Comprehensive income consists of net income and foreign currency translation adjustments.  NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, NBP accounts for futures contracts and its related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction is settled. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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
Consolidated Financial Statements

Notes to Consolidated Financial Statements

 The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities.

NOTE 3.  IMPAIRMENT OF LONG-LIVED ASSETS

NBP’s beef processing facility located in Brawley, California was originally acquired in May 2006.  When NBP was acquired by Leucadia in December 2011, the Brawley facility was recorded at its then fair value, which was based in part on market studies and appraisals prepared by an independent valuation and appraisal firm.  The facility was profitable for periods through 2011 during a period of favorable industry margins and when the plant had access to a sufficient supply of cattle.  However, more recently the Brawley facility has struggled to achieve acceptable gross margins and to overcome the declining supply of fed cattle available to the plant and fixed cost inefficiencies inherent in a single shift plant.  There is not an adequate supply of fed cattle to operate the plant efficiently and NBP’s outlook is for the supply to continue to decline.

After exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, during the fourth quarter of 2013 NBP concluded that the facility would continue to generate losses for the foreseeable future, resulting in a decision in December 2013 to close the facility.  The facility is expected to close in May 2014.  Subsequent to closing the plant, NBP plans to hold the plant in “mothballed” status indefinitely.  NBP evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 28, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired.  In performing this evaluation, NBP determined that the Brawley facility is the asset group that represents the lowest level of cash flows that are largely independent of the cash flows of other assets and liabilities.

The management of NBP engaged an independent valuation and appraisal firm to assist in estimating the fair value of the long-lived assets at Brawley.  NBP’s estimate of fair value was based on an orderly liquidation technique, which represents the amount that can be realized in a liquidation sale, given a reasonable period of time to find a purchaser, assuming an as-is where-is condition.  In preparing its analysis, NBP considered current market conditions, replacement cost, as well as the age, physical and functional characteristics of the long-lived assets.

As a result, NBP concluded that the fair value of the long-lived assets at the Brawley facility is $29.9 million at December 28, 2013, and recorded an impairment loss of $63.3 million, which is included in Impairment of long-lived assets on the Consolidated Statements of Operations for the year ended December 28, 2013.  As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should NBP decide to sell the facility could have a significant effect on their future value.

In addition to the long-lived asset impairment charge, NBP expects to incur additional costs relating to the closing of the facility during 2014.  These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses.  NBP is currently estimating the amounts that will be incurred for each individual component, but it currently expects these costs could be up to $20.0 million in the aggregate.  Under GAAP, these costs may not be accrued until they are actually incurred.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04.  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 was effective for annual and interim periods beginning after December 31, 2011.  The amendments in ASU 2011-04 are to be applied prospectively.  The adoption of ASU 2011-04 did not have a material effect on NBP's consolidated financial statements or disclosures.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

 In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05.  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 will be effective for annual and interim periods beginning after December 31, 2011.  The adoption of ASU 2011-05 resulted in NBP presenting the consolidated statement of comprehensive income as a separate but consecutive statement following the statement of operations as presented in these financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary.  The revised standard is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted under certain circumstances.  The adoption of this standard did not have a material impact on NBP's financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (FASB ASU 2013-11).  This update was issued to give explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The provisions of FASB ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013.  The adoption of the provisions of this update will not have a material impact on NBP’s consolidated financial statements.

 NOTE 5.  OTHER INCOME

 Other non-operating income, net was $0.3 million and $1.6 million, for the fiscal years ended 2013 and 2012.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to postretirement benefits costs as discussed in Note 7. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.

NOTE 6.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 28, 2013 and December 29, 2012, debt consisted of the following:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

	December 28, 2013	December 29, 2012
	(amounts in thousands)
Short-term debt:
Current portion of term loan facility (a)	$25,000	$37,000
Current portion of capital lease obligations and other( c)	2,536	1,609
	$27,536	$38,609
Long-term debt:
Term loan facility(a)	$350,000	$259,000
Industrial Development Revenue Bonds (b)	12,245	12,245
Revolving credit facility	-	91,403
Long-term capital lease obligations and other (c)	86	2,492
	$362,331	$365,140
Total debt	$389,867	$403,749

(a)                       Senior Credit Facilities— Effective as of June 4, 2010, NBP’s Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors.

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

On December 28, 2012, NBP received a Limited Waiver to its Credit Facility which waived the fixed charge coverage ratio requirement.  A fee of approximately $0.3 million was paid by NBP for the waiver, and is included in selling, general, and administrative expenses on the consolidated statements of operations.

During 2013, NBP’s Credit Facility was amended and restated to increase the term loan to $375.0 million, increase the revolving credit facility to $300.0 million, extend the maturity to October 2018 and reduce the term loan’s required quarterly principal payments to $6.25 million.  The amended Credit Facility contains a minimum tangible net worth covenant, but does not contain the numerical covenants requiring certain leverage and fixed charge ratios that were in the previous agreement.  At December 28, 2013, NBP met the tangible net worth covenant.  The Credit Facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

 The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different rations of funded debt to EBITDA as depicted in the table below:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

		Base Rate
		Advance Line
		of Credit and
		Swing Line	LIBOR Rate
Borrowing Base		Loans and	Line of Credit
Availability Level	Funded Debt to EBITDA Ratio	Term Loans	Loan	LC Fees	Non-Use Fee

Level 1	Less than or equal to 1.75:1.00	0.75%	1.75%	1.75%	0.25%
Level 2	Greater than 1.75:1:00 and less than or equal to 2.50:1.00	1.00%	2.00%	2.00%	0.30%
Level 3	Greater than 2.50:1:00 and less than or equal to 3.50:1.00	1.25%	2.25%	2.25%	0.35%
Level 4	Greater than or equal to 3:50:1:00	1.75%	2.75%	2.75%	0.40%

As of December 28, 2013 the interest rate for the term loan was equal to 2.41%.  As of December 29, 2012, the interest rate for the term and revolving loan was equal to 2.71% and 2.79%, respectively.

Borrowings under the revolving Credit Facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $21.8 million were outstanding at December 28, 2013.  Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances.  At December 28, 2013, after deducting outstanding amounts and issued letters of credit $240.0 million of the unused revolver was available to NBP.

 Effective as of the September 2013 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.25 million. All outstanding loan amounts are due and payable October 2018. Prepayment of the loans is allowed at any time.

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
Consolidated Financial Statements

Notes to Consolidated Financial Statements

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under its Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of December 28, 2013, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October 1, 2009.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.9% and 0.8% in fiscal years 2013 and 2012, respectively.  NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2013 and 2012 was 0.1% and 0.3%, respectively.  These bonds have a maturity date of October 1, 2016.  NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender.

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase equipment within NBP’s Leathers facility and subsequently leased the equipment back to NBP for an identical term under a capital lease.  NBP purchased the City's bonds with proceeds of its term loan under the Credit Facility.  Because the city of St. Joseph has assigned the lease to the bond trustee for its benefit as the sole bondholder, NBP effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(c)                       Capital and Operating Leases—NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at December 28, 2013, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

			Non-Cancelable
		Capital	Operating
		Lease	Lease
		Obligations	Obligations
For the fiscal years ended December:		(amounts in thousands)
2014		$2,536	$17,637
2015		58	13,585
2016		26	7,969
2017		2	5,508
2018		-	2,066
Thereafter		-	3,069
	Net minimum lease payments	$2,622	$49,834
Less amount representing interest		(95)
	Present value of net minimum lease payments	$2,527

Rent expense associated with operating leases was $17.3 million and $16.9 million for fiscal years 2013 and 2012, respectively.  NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 28, 2013, are as follows:

Minimum
Principal
Maturities
(amounts in thousands)
Fiscal Year ending December:
2014	$27,536
2015	28,488
2016	31,841
2017	25,002
2018	275,000
Thereafter	2,000
Total minimum principal maturities	$389,867

Other Commitments

 Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million and $0.8 million was paid in each of the fiscal years 2013 and 2012 respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2014 through 2018, with the remaining balance of $4.1 million to be paid in subsequent years.

 Cattle Commitment - NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at its facilities.   NBP’s cattle commitments as of December 28, 2013 were $110.1 million.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 7.  RETIREMENT PLANS

 NBP maintains tax-qualified employee savings and retirement plan, or the 401(k) Plans, covering certain of its employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plans provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plans. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plans in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.1 million and $1.0 million for the fiscal years 2013 and 2012, respectively.

 NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $1.0 million and $0.9 million for the fiscal years 2013 and 2012, respectively.

 Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million and $0.1 million for the fiscal years 2013 and 2012, respectively, and are included in other, net.

The health care trend rate used to value the accumulated benefit obligation at December 28, 2013 is a rate of 5.75% per year, declining by 0.25% per year to an ultimate rate of 5% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 2.8%.  The unfunded accumulated benefit obligation was $1.1 million and $1.2 million at December 28, 2013 and December 29, 2012, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 8.  INCOME TAXES

 Income tax expense includes the following current and deferred provisions:

	52 weeks ended	52 weeks ended
	December 28,	December 29,
	2013	2012
	(in thousands)	(in thousands)
Current provision:
Federal	$317	$1,188
State	267	634
Foreign	73	50
Total current tax expense	657	1,872

Deferred provision:
Federal	97	(165)
State	27	3
Foreign	-	-
Total deferred tax expense	124	(162)
Total income tax expense	$781	$1,710

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended	52 weeks ended
	December 28,	December 29,
	2013	2012
	(in thousands)	(in thousands)
Computed “expected” income tax expense	$(14,735)	$20,594
Passthrough “expected” income tax expense	15,045	(19,692)
State taxes, net of federal	294	637
Other	177	171
Total income tax expense	$781	$1,710

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2013 and December 29, 2012 are presented below:

	52 weeks ended	52 weeks ended
	December 28,	December 29,
	2013	2012
Deferred tax assets:	(in thousands)
Accounts receivable, due to allowance for doubtful accounts	$29	$143
Intangible assets	206	244
Self-insurance and workers compensation accruals	854	1,187
Employee benefit accruals	307	281
Ownership in partnership	278	186
Other	221	-
Total gross deferred tax assets	1,895	2,041
Deferred tax liabilities:
Prepaid assets	-	12
Property, plant, and equipment, principally due to differences in depreciation	583	877
Other	160	-
Total gross deferred tax liabilities	743	889
Net deferred tax assets	$1,152	$1,152

Net deferred tax assets and liabilities at December 28, 2013 and December 29, 2012 are included in the consolidated balance sheet as follows:

	December 28,	December 29,
	2013	2012
	(in thousands)

Other current assets	$1,895	$2,041
Other liabilities	743	889
	$1,152	$1,152

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at December 28, 2013 and December 29, 2012.  NBP’s management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in NBP’s Consolidated Financial Statements as of December 28, 2013 or December 29, 2012.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 9.  RELATED PARTY TRANSACTIONS

 NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

 During fiscal years 2013 and 2012, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended
	December 28, 2013	December 29, 2012
Sales to:
Beef Products, Inc. (1)	$25,553	$74,199
Total sales to affiliate	$25,553	$74,199

Purchases from:
Beef Products, Inc. (1)	$9,445	$17,453
Total purchases from affiliate	$9,445	$17,453

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At December 28, 2013 and December 29, 2012, the amounts due from BPI for the sale of beef trimmings were approximately $0.8 million and $1.6 million, respectively.  At December 28, 2013 and December 29, 2012, the amounts due to BPI for the purchase of processed lean beef were approximately $0.0 million and $0.2 million, respectively.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of its plants.  In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2013 and 2012, NBP paid approximately $1.6 million and $1.8 million, respectively, to BPI in technology and support fees.

In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to NBP, entered into a contract with USPB to purchase a portion of its annual cattle requirements.  In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP.  At the beginning of fiscal year 2005, USPB converted to a limited liability company.  USPB now facilitates the delivery of cattle annually to NBP through its individual producer-owners.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal year ended December 28, 2013 and December 29, 2012 NBP obtained approximately 21%, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

NOTE 10.  FAIR VALUE MEASUREMENTS

NBP determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

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

 The following table details the assets and liabilities measured at fair value on a recurring basis as of December 28, 2013, and December 29, 2012  and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 28, 2013	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$2,429	$-	$2,429	$-

Other accrued expenses and
liabilities - derivatives	$2,383	$2,383	$-	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 29, 2012	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -derivatives	$3,505	$375	$3,130	$-

Other accrued expenses and
liabilities - derivatives	$3,114	$3,114	$-	$-

NOTE 11.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 As part of NBP’s ongoing operations, it is exposed to market risks such as changes in commodity prices.  To manage these risks, NBP may enter into the following derivative instruments pursuant to NBP’s established policies:

  Forward purchase contracts for cattle for use in its beef plants

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 28, 2013 and December 29, 2012.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  NBP has $5.4 million and $4.2 million in cash collateral posted on its derivative liabilities included in other current assets on the consolidated balance sheets as of December 28, 2013 and December 29, 2012 respectively.

The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of December 28, 2013 and December 29, 2012 (in thousands of dollars):

December 28, 2013	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$2,429	liabilities	$2,383
Total		$2,429		$2,383
December 29, 2012	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$3,505	liabilities	$3,114
Total		$3,505		$3,114

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended December 28, 2013 and December 29, 2012 (in thousands of dollars):

		Amount of Gain (Loss) Recognized in
		Income On Derivatives
Derivatives Not	Location of Gain (Loss)
Designated as	Recognized in Income on	52 weeks ended	52 weeks ended
Hedging Instruments	Derivatives	December 28, 2013	December 29, 2012

Commodity contracts	Net sales	$(465)	$288
Commodity contracts	Cost of sales	120	(911)
Total		$(345)	$(623)

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

 NOTE 12.  LEGAL PROCEEDINGS

NBP has been named as a defendant in a wage-and-hour lawsuit entitled Valente Sandoval Barbosa, et al. v. National Beef Packing Company, LLC, Case No. 12-cv-2311 KHV/DJW (United States District Court, State of Kansas), instituted on May 22, 2012.  The plaintiffs allege that NBP violated the Fair Labor Standards Act by failing to compensate non-exempt production line employees at its facility in Liberal, Kansas for time spent performing pre-and post-production activities.  The plaintiffs seek actual damages, pre-and post-judgment interest, and costs and expenses incurred in the action, including attorneys’ fees.   In July 2013, the parties agreed to settle this matter for $350,000, including attorneys’ fees.  The settlement is subject to court approval, which is pending.  NBP believes that it has meritorious defenses to this case should the court not approve the settlement and intends to defend the case vigorously, but there can be no assurances as to the outcome of this case or the impact on NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business.  NBP’s management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

 NOTE 13.  SUBSEQUENT EVENTS

On January 31, 2014, NBP announced its intentions to close the Brawley, California beef processing facility.  The facility is expected to close in May 2014.  See Note 3 for additional information.

NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2014, the date the financial statements were available for issuance.