Form 10-Q
period 2014-03-29
U. S. Premium Beef, LLC
filed 2014-05-09
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

The registrant’s units are not traded on an exchange or in any public market.  As of April 26, 2014, there were 735,385 Class A units and 755,385 Class B units outstanding.

ii

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

iii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)
Assets	March 29, 2014	December 28, 2013
Current assets:
Cash and cash equivalents	$94,781	$59,812
Due from affiliates	91	1,488
Other receivables	-	3
Restricted cash	-	36,943
Other current assets	226	385
Total current assets	95,098	98,631
Property, plant, and equipment, at cost	219	250
Less accumulated depreciation	213	244
Net property, plant, and equipment	6	6
Investment in National Beef Packing Company, LLC	151,676	155,928
Other assets	255	323
Total assets	$247,035	$254,888
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$122	$25
Due to affiliates	38	8
Accrued compensation and benefits	3,323	3,898
Other accrued expenses and liabilities	119	105
Patronage notices payable	90	90
Distributions payable	33	223
Total current liabilities	3,725	4,349
Long-term liabilities:
Other liabilities	6,249	6,327
Total long-term liabilities	6,249	6,327
Total liabilities	9,974	10,676

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	237,061	244,212
Total capital shares and equities	237,061	244,212
Total liabilities and capital shares and equities	$247,035	$254,888
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)
	13 weeks ended	13 weeks ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)

Net sales	$-	$-

Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	984	1,374
Depreciation and amortization	0	2
Total costs and expenses	984	1,376

Operating loss	(984)	(1,376)

Other income (expense):
Interest income	12	10
Interest expense	(13)	(19)
Equity interest in net loss of National Beef Packing Company, LLC	(4,252)	(3,062)
Other, net	174	262
Loss before taxes	(5,064)	(4,185)

Income tax expense	-	-
Net loss	$(5,064)	$(4,185)

Loss per unit:
Basic
Class A units	$(0.69)	$(0.57)
Class B units	$(6.03)	$(4.98)
Diluted
Class A units	$(0.69)	$(0.57)
Class B units	$(6.03)	$(4.98)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)
	13 weeks ended	13 weeks ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,064)	$(4,185)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	-	2
Equity in losses of National Beef Packing Company, LLC	4,252	3,062
Changes in assets and liabilities:
Due from affiliates	579	99
Other receivables	3	47
Other assets	227	1,319
Accounts payable	97	100
Due to affiliates	30	(430)
Accrued compensation and benefits	(653)	(3,073)
Other accrued expenses and liabilities	14	(83)
Net cash used in operating activities	(515)	(3,142)
Cash flows from investing activities:
Release of escrowed funds related to the 2011 transaction with Leucadia	36,943	-
Net cash provided by investing activities	36,943	-
Cash flows from financing activities:
Change in overdraft balances	(190)	-
Prior year excess distribution	818	2
Member distributions	(2,087)	-
Net cash (used in) provided by financing activities	(1,459)	2
Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash	34,969	(3,140)
Cash and cash equivalents at beginning of the period	59,812	62,683
Cash and cash equivalents at end of the period	$94,781	$59,543

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 28, 2013.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

 (2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen week period ended March 29, 2014 (thousands of dollars).

Balance at December 28, 2013	$244,212
Allocation of net loss for the thirteen week period ended March 29, 2014	(5,064)
Member distributions	(2,087)
Balance at march 29, 2014	$237,061

 (3) Loss Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen week periods ended March 29, 2014 and March 30, 2013, net loss was allocated 10% to the Class A’s and 90% to the Class B’s.  The net loss allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units.   Upon termination of the former CEO’s, Steven Hunt, employment agreement and until eighteen months after the termination of the employment agreement, at the election of Mr. Hunt, or upon mutual agreement of the Board of the Company and Mr. Hunt, Mr. Hunt may purchase up to 20,000 Class A units, or upon agreement of Mr. Hunt and the Board of the Company, Mr. Hunt may convert the contractual unit appreciation rights to up to 20,000 Class A units.  The diluted EPU reflects the circumstances of termination of Mr. Hunt’s employment agreement, and the election of Mr. Hunt or agreement by the Board of the Company and Mr. Hunt for him to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in his employment agreement. The diluted loss per Class A unit calculations for the 13 week period ended March 29, 2014 and March 30, 2013 in the following table excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculations.  On April 2, 2014, Mr. Hunt gave notice of his election to receive the appreciation right payment for the 20,000 Class A phantoms provided for in his employment agreement.  On April 10, 2014, Mr. Hunt was paid approximately $2.2 million for the Class A phantom appreciation right payment.

Loss Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 29, 2014	March 30, 2013

Basic loss per unit
Loss attributable to USPB available to
unitholders (numerator)
Class A	$(506)	$(419)
Class B	$(4,558)	$(3,766)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(0.69)	$(0.57)
Class B	$(6.03)	$(4.98)

Diluted loss per unit:
Loss attributable to USPB available to
unitholders (numerator)
Class A	$(506)	$(419)
Class B	$(4,558)	$(3,766)

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-
Units (denominator)	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$(0.69)	$(0.57)
Class B	$(6.03)	$(4.98)

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen week periods ended March 29, 2014 and March 30, 2013 (thousands of dollars):

	13 weeks ended	13 weeks ended
	March 29, 2014	March 30, 2013
Net sales	$1,885,754	$1,788,813

Costs and expenses:
Cost of sales	1,874,963	1,770,844
Selling, general, and administrative expenses	14,018	14,128
Depreciation and amortization	20,760	21,733
Total costs and expenses	1,909,741	1,806,705

Operating loss	(23,987)	(17,892)

Other income (expense):
Interest income	3	5
Interest expense	(3,254)	(3,250)
Other, net	(774)	623
Loss before taxes	(28,012)	(20,514)

Income tax expense	(197)	(54)
Net loss	(28,209)	(20,568)
Less: net loss attributable to Kansas City Steak Company, LLC	-	254
Net loss attributable to NBP	$(28,209)	$(20,314)

NBP's net loss attributable to USPB	$(4,252)	$(3,062)

(5) Restricted Cash

When the transaction with Leucadia closed on December 30, 2011, approximately $36.9 million of the Company’s proceeds were deposited in an escrow account to satisfy potential indemnification claims from Leucadia.  No indemnification claims were received and, as a result, USPB received 40%, or approximately $14.8 million, in January 2013, and the remaining 60% in January 2014.  As of March 29, 2014, the $36.9 million is included in Cash and cash equivalents on the balance sheet.

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratio during the first quarter of 2014 was largely unchanged from the comparable 2013 period.

Revenues modestly increased during the first quarter of 2014 as compared to the same period in 2013 due primarily to higher selling prices, but fewer cattle processed.  Cost of sales increased during 2014 as compared to the comparable 2013 period, as fed cattle prices continued to rise and reached record high level, due in part to the declining supply of fed cattle available for slaughter.  As a result, gross margins were compressed during this period.

As more fully discussed in the 2013 10-K, during the fourth quarter of 2013, NBP decided to close its beef processing facility located in Brawley, California; the facility is expected to close during the second quarter of 2014.  In addition to the long-lived asset impairment charge that it recorded in the fourth quarter of 2013, NBP expects to incur additional costs relating to the closing of the facility during 2014.  These costs include costs for fulfilling certain contractual obligations, employee separation and retention, systems decommissioning and various other expenses.  NBP currently estimates that these costs could be up to $20.0 million in the aggregate.  Under GAAP, these costs may not be accrued until they are actually incurred.  During the first quarter of 2014, NBP recognized $2.1 million of costs relating to employee separation in connection with closing the Brawley facility.

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

USPB Results of Operations

Thirteen weeks ended March 29, 2014 compared to thirteen weeks ended March 30, 2013

Net Sales.  There were no Net Sales in the thirteen week periods ended March 29, 2014 and March 30, 2013.

Cost of Sales.  There were no Cost of Sales in the thirteen week periods ended March 29, 2014 and March 30, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.0 million for the thirteen weeks ended March 29, 2014 compared to approximately $1.4 million for the thirteen weeks ended March 30, 2013, a decrease of approximately $0.4 million.  The decrease is primarily due to lower bonus and phantom unit plan expenses.

Operating Loss.  Operating loss was approximately $1.0 million for the thirteen weeks ended March 29, 2014 compared to an operating loss of approximately $1.4 million for the thirteen weeks ended March 30, 2013, a decrease of approximately $0.4 million.

Equity Interest in Net Loss of National Beef Packing Company, LLC.  Equity in NBP net loss was $4.3 million for the thirteen weeks ended March 29, 2014 compared to $3.1 million for the thirteen weeks ended March 30, 2013.  The increase in net loss is primarily due to NBP’s severance costs related to the closure of the Brawley Beef plant and lower gross margins.  USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net.  Other income was $0.2 million and $0.3 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, a decrease of approximately $0.1 million.  The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

Net Loss.  Net loss for the thirteen-week period ended March 29, 2014 was approximately $5.1 million compared to net loss of approximately $4.2 million for the thirteen-week period ended March 30, 2013, an increased loss of approximately $0.9 million.

Liquidity and Capital Resources

As of March 29, 2014, USPB had net working capital (the excess of current assets over current liabilities) of approximately $91.4 million, which included cash and cash equivalents of $94.8 million and $0.1 million in patronage notices payable.  As of December 28, 2013, we had net working capital of approximately $94.2 million, which included cash and cash equivalents of $59.8 million and restricted cash of $36.9 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.

As of March 29, 2014, we had a $15.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Master Loan Agreement as of March 29, 2014.

If NBP continues to sustain losses and does not make distributions to the Company, we believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2013.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended March 29, 2014 was approximately $0.5 million compared to approximately $3.1 million in the thirteen weeks ended March 30, 2013.  The $2.6 million change was primarily due to the payment of accrued bonuses in the first quarter of fiscal year 2013, which were larger as a result of the bonus payment to the former CEO.

Investing Activities

Net cash provided by investing activities in the thirteen weeks ended March 29, 2014 was approximately $36.9 million.  The cash flow in the current period related to the receipt of the monies that were placed in escrow as a result of the 2011 transaction with Leucadia.  There were no cash flows from investing activities in the thirteen week period ended March 30, 2013.

Financing Activities

Net cash used in financing activities was approximately $1.5 million in the thirteen weeks ended March 29, 2014 compared to immaterial net cash provided by financing activities in the thirteen weeks ended March 30, 2013.  The change was primarily related to distributions to USPB’s unitholders, which was partially offset by the collection of tax year 2012 over-distributions.

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

All of the $15 million revolving credit commitment was available as of March 29, 2014.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of March 29, 2014, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended December 28, 2013 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Date: May 9, 2014

