Form 10-Q
period 2014-06-28
U. S. Premium Beef, LLC
filed 2014-08-08
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014 or

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

The registrant’s units are not traded on an exchange or in any public market. As of July 26, 2014, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(thousands of dollars, except unit information)

Assets	June 28, 2014	December 28, 2013
Current assets:
Cash and cash equivalents	$91,621	$59,812
Due from affiliates	119	1,488
Other receivables	-	3
Restricted cash	-	36,943
Other current assets	33	385
Total current assets	91,773	98,631
Property, plant, and equipment, at cost	219	250
Less accumulated depreciation	214	244
Net property, plant, and equipment	5	6
Investment in National Beef Packing Company, LLC	152,599	155,928
Other assets	255	323
Total assets	$244,632	$254,888
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$14	$25
Due to affiliates	69	8
Accrued compensation and benefits	1,017	3,898
Other accrued expenses and liabilities	50	105
Patronage notices payable	90	90
Distributions payable	2	223
Total current liabilities	1,242	4,349
Long-term liabilities:
Other liabilities	6,236	6,327
Total long-term liabilities	6,236	6,327
Total liabilities	7,478	10,676
Commitments and contingencies	-	-
Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	237,154	244,212
Total capital shares and equities	237,154	244,212
Total liabilities and capital shares and equities	$244,632	$254,888

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Operations

(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	830	985	1,814	2,358
Depreciation and amortization	-	2	1	4
Total costs and expenses	830	987	1,815	2,362

Operating loss	(830)	(987)	(1,815)	(2,362)
Other income (expense):
Interest income	12	10	24	20
Interest expense	(11)	(18)	(24)	(38)
Equity interest in net income (loss) of National Beef
Packing Company, LLC	924	4,037	(3,328)	975
Other, net	(2)	14	172	276
Income (loss) before taxes	93	3,056	(4,971)	(1,129)

Income tax expense	-	-	-	-
Net income (loss)	$93	$3,056	$(4,971)	$(1,129)

Income (loss) per unit:
Basic
Class A units	$0.01	$0.42	$(0.68)	$(0.15)
Class B units	$0.11	$3.64	$(5.92)	$(1.35)
Diluted
Class A units	$0.01	$0.41	$(0.68)	$(0.15)
Class B units	$0.11	$3.64	$(5.92)	$(1.35)
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	744,296	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Cash Flows

(thousands of dollars)

	26 weeks ended	26 weeks ended
	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,971)	$(1,129)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1	4
Equity in net loss (earnings) of National Beef Packing Company, LLC	3,328	(975)
Distribution from National Beef Packing Company, LLC	-	680
Changes in assets and liabilities:
Due from affiliates	551	123
Other receivables	3	34
Other assets	421	1,327
Accounts payable	(11)	(13)
Due to affiliates	61	(445)
Accrued compensation and benefits	(2,972)	(2,995)
Other accrued expenses and liabilities	(55)	(140)
Net cash used in operating activities	(3,644)	(3,529)
Cash flows from investing activities:
Distribution from National Beef Packing Company, LLC	-	1,334
Release of escrowed funds related to the 2011 transaction with Leucadia	36,943	-
Net cash provided by investing activities	36,943	1,334
Cash flows from financing activities:
Change in overdraft balances	(221)	26
Prior year excess distribution	818	14
Member distributions	(2,087)	-
Net cash (used in) provided by financing activities	(1,490)	40
Net increase (decrease) in cash	31,809	(2,155)
Cash and cash equivalents at beginning of the period	59,812	62,683
Cash and cash equivalents at end of the period	$91,621	$60,528

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

Certain expenses related to compensation payments made to the former CEO, pursuant to his employment agreement, have been reclassified on the Statement of Operations from interest expense to selling, general and administrative expenses in the thirteen and twenty-six week periods ended June 29, 2013, to conform to the fiscal year 2014 presentation.

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 28, 2014 (thousands of dollars).

Balance at December 28, 2013	$244,212
Allocation of net loss for the twenty-six week period ended June 28, 2014	(4,971)
Member distributions	(2,087)
Balance at June 28, 2014	$237,154

(3) Income (Loss) Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. For the thirteen week periods ended June 28, 2014 and June 29, 2013, net income was allocated 10% to the Class A’s and 90% to the Class B’s. For the twenty- six week periods ended June 28, 2014 and June 29, 2013, net loss was allocated 10% to the Class A’s and 90% to the Class B’s. The net income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if potential Class A unit purchase rights were exercised or contractual appreciation rights were converted into units. Upon termination of the former CEO’s employment agreement and until eighteen months after the termination of the employment agreement, at the election of Mr. Steven Hunt, or upon mutual agreement of the Board of the Company and Mr. Hunt, Mr. Hunt was eligible to purchase up to 20,000 Class A units, or upon agreement of Mr. Hunt and the Board of the Company, Mr. Hunt could have converted the contractual unit appreciation rights to up to 20,000 Class A units. The diluted EPU reflects the circumstances of termination of Mr. Hunt’s employment agreement, and the election of Mr. Hunt or agreement by the Board of the Company and Mr. Hunt for him to purchase or convert contractual rights to the maximum 20,000 Class A units at $55 per unit for the periods as provided in his employment agreement.

On April 2, 2014, Mr. Hunt gave notice of his election to receive the appreciation right payment for the 20,000 Class A phantoms provided for in his employment agreement. On April 10, 2014, Mr. Hunt was paid approximately $2.2 million for the Class A phantom appreciation right payment. In the table below, as a result of that payment, the diluted income per Class A unit calculation for the thirteen week period ended June 28, 2014 does not reflect any dilution. The diluted income per Class A unit calculation for the thirteen week period ended June 29, 2013 includes the effect of the 20,000 Class A unit purchase rights noted above. The diluted loss per Class A unit calculations for the twenty-six week periods ended June 28, 2014 and June 29, 2013 excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculation.

Income (Loss) Per Unit Calculation
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic income (loss) per unit
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$9	$306	$(497)	$(113)
Class B	$84	$2,749	$(4,474)	$(1,016)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.01	$0.42	$(0.68)	$(0.15)
Class B	$0.11	$3.64	$(5.92)	$(1.35)

Diluted income (loss) per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$9	$306	$(497)	$(113)
Class B	$84	$2,749	$(4,474)	$(1,016)

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	8,911	-	-
Units (denominator)	735,385	744,296	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.01	$0.41	$(0.68)	$(0.15)
Class B	$0.11	$3.64	$(5.92)	$(1.35)

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 28, 2014 and June 29, 2013 (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$2,003,612	$1,920,005	$3,889,366	$3,708,817

Costs and expenses:
Cost of sales	1,958,685	1,853,725	3,833,648	3,622,847
Selling, general, and administrative expenses	14,892	13,770	28,910	27,897
Depreciation and amortization	21,195	21,855	41,955	43,588
Total costs and expenses	1,994,772	1,889,350	3,904,513	3,694,332

Operating income (loss)	8,840	30,655	(15,147)	14,485

Other income (expense):
Interest income	2	2	5	6
Interest expense	(3,966)	(3,233)	(7,220)	(6,484)
Other, net	1,642	(138)	868	(1,235)
Income (loss) before taxes	6,518	27,286	(21,494)	6,772

Income tax expense	(390)	(505)	(587)	(560)
Net income (loss)	6,128	26,781	(22,081)	6,212
Less: net loss attributable to Kansas City Steak
Company, LLC	-	-	-	255
Net income (loss) attributable to NBP	$6,128	$26,781	$(22,081)	$6,467
NBP's net income (loss) attributable to USPB
	$924	$4,037	$(3,328)	$975

(5) Restricted Cash

When the transaction with Leucadia closed on December 30, 2011, approximately $36.9 million of the Company’s proceeds were deposited in an escrow account to satisfy potential indemnification claims from Leucadia. No indemnification claims were received and, as a result, USPB received 40%, or approximately $14.8 million, in January 2013, and the remaining 60% in January 2014. As of January 2014, the $36.9 million is included in Cash and cash equivalents on the balance sheet.

(6) Immaterial Prior Period Revision

The Company made a revision to the manner in which a portion of the 2013 distribution from NBP was reflected in the Cash flows from investing activities and Cash flows from financing activities sections of the statement of cash flows for the 26 weeks ended June 29, 2013. The Company assessed the materiality of this item in accordance with the SEC’s guidance in Staff Accounting Bulletin 99 and concluded that the revision was not material to any period. This immaterial revision is reflected in the statement of cash flows for the 26 weeks ended June 29, 2013, as summarized below.

	26 weeks ended June 29, 2013
	Original	Revision	Revised
Cash flows from investing activities:	(unaudited)	(unaudited)	(unaudited)

Distribution from National Beef Packing Company, LLC	-	1,334	1,334
Net cash provided by investing activities	-	1,334	1,334

Cash flows from financing activities:
Distribution from National Beef Packing Company, LLC	1,334	(1,334)	-
Change in overdraft balances	26	-	26
Prior year excess distribution	14	-	14
Net cash provided by financing activities	1,374	(1,334)	40

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases. The ratio during the three and six months of 2014 was largely unchanged from the comparable 2013 periods.

Revenues modestly increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to higher selling prices but fewer cattle processed. Cost of sales increased during 2014 periods as compared to the comparable 2013 periods, as fed cattle prices continued to rise and reached record high levels, due in part to the declining supply of fed cattle available for slaughter. As a result, gross margins were compressed during these periods.

As more fully discussed in the 2013 10-K, during the fourth quarter of 2013, NBP decided to close its beef processing facility located in Brawley, California; the facility was closed during the second quarter of 2014. In addition to the long-lived asset impairment charge that it recorded in the fourth quarter of 2013, during the three and six months ended June 30, 2014, NBP recognized $4.0 million and $6.1 million, respectively, of costs in connection with closing the Brawley facility. These costs include employee separation and retention, systems decommissioning and various other expenses. Of these amounts, during the three and six month 2014 periods, $2.0 million and $4.1 million, respectively, related to employee separation. NBP does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

During 2013, Walmart discontinued using NBP as a provider of its consumer-ready products. In addition to its Kansas City Steak Company facility, NBP has two other consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated. NBP continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by these facilities in the near future, if at all. If NBP concludes its best course of action is to close one or both consumer-ready facilities, impairment charges may be recorded if the fair value of those facilities on a held for sale basis is less than the book value.

USPB Results of Operations

Thirteen weeks ended June 28, 2014 compared to thirteen weeks ended June 29, 2013

Net Sales.  There were no Net sales in the thirteen week periods ended June 28, 2014 and June 29, 2013.

Cost of Sales.  There were no Cost of sales in the thirteen week periods ended June 28, 2014 and June 29, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen weeks ended June 28, 2014 compared to approximately $1.0 million for the thirteen weeks ended June 29, 2013, a decrease of approximately $0.2 million. The decrease is primarily due to lower bonus and phantom unit plan expenses.

Operating Loss. Operating loss was approximately $0.8 million for the thirteen weeks ended June 28, 2014 compared to an operating loss of approximately $1.0 million for the thirteen weeks ended June 29, 2013, a decrease of approximately $0.2 million.

Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net income was $0.9 million for the thirteen weeks ended June 28, 2014 compared to $4.0 million for the thirteen weeks ended June 29, 2013, a decrease of $3.1 million. The decrease was primarily due to lower gross margins. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net.  Other income was immaterial in the thirteen week periods ended June 28, 2014 and June 29, 2013.

Net Income. Net income for the thirteen week period ended June 28, 2014 was approximately $0.1 million compared to net income of approximately $3.1 million for the thirteen week period ended June 29, 2013, a decrease of approximately $3.0 million.

Twenty-six weeks ended June 28, 2014 compared to twenty-six weeks ended June 29, 2013

Net Sales.  There were no Net sales in the twenty-six week periods ended June 28, 2014 and June 29, 2013.

Cost of Sales.  There were no Cost of sales in the twenty-six week periods ended June 28, 2014 and June 29, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.8 million for the twenty-six weeks ended June 28, 2014 compared to approximately $2.4 million for the twenty-six weeks ended June 29, 2013, a decrease of approximately $0.6 million. The decrease is primarily due to lower bonus and phantom unit plan expenses.

Operating Loss. Operating loss was approximately $1.8 million for the twenty-six weeks ended June 28, 2014 compared to an operating loss of approximately $2.4 million for the twenty-six weeks ended June 29, 2013, a decrease of approximately $0.6 million.

Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net loss was $3.3 million for the twenty-six weeks ended June 28, 2014 compared to equity in net income of $1.0 million for the twenty-six weeks ended June 29, 2013, a change of approximately $4.3 million.  The change is primarily due to NBP’s costs related to the closure of the Brawley Beef plant and lower gross margins.

Other, net. Other income was $0.2 million and $0.3 million for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, a decrease of approximately $0.1 million. The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

Net Loss. Net loss for the twenty-six-week period ended June 28, 2014 was approximately $5.0 million compared to net loss of approximately $1.1 million for the twenty-six-week period ended June 29, 2013, an increased loss of approximately $3.9 million.

Liquidity and Capital Resources

As of June 28, 2014, USPB had net working capital (the excess of current assets over current liabilities) of approximately $90.6 million, which included cash and cash equivalents of $91.6 million and $0.1 million in patronage notices payable. As of December 28, 2013, we had net working capital of approximately $94.2 million, which included cash and cash equivalents of $59.8 million and restricted cash of $36.9 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.

As of June 28, 2014, we had a $5.0 million revolving term loan with CoBank, all of which was available. USPB was in compliance with all of the financial covenants under the Master Loan Agreement as of June 28, 2014.

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

Operating Activities

Net cash used in operating activities in the twenty-six weeks ended June 28, 2014 was approximately $3.6 million compared to approximately $3.5 million in the twenty-six weeks ended June 29, 2013. The cash used in the current period was primarily driven by the Class A phantom appreciation right payment and non-compete payments made to the former CEO; the cash used in the prior year was primary due to the payment of accrued bonuses and non-compete payments made to the former CEO.

Investing Activities

Net cash provided by investing activities in the twenty-six weeks ended June 28, 2014 was approximately $36.9 million compared to approximately $1.3 million in the twenty-six weeks ended June 29, 2013, a change of $35.6 million. The change was due to the receipt in fiscal year 2014 of the monies that were placed in escrow as a result of the 2011 transaction with Leucadia.

Financing Activities

Net cash used in financing activities was approximately $1.5 million in the twenty-six weeks ended June 28, 2014 compared to immaterial cash provided by financing activities in the twenty-six weeks ended June 29, 2013. The change was primarily related to distributions to USPB’s unitholders, which was partially offset by the collection of tax year 2012 over-distributions in the current year.

Master Loan Agreement

On May 29, 2014, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The new Revolving Term Loan Supplement provides for a $5 million revolving credit commitment, a reduction of $10 million from the prior commitment. The new commitment carries a term of three years, maturing on June 30, 2017. The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

All of the $5 million revolving credit commitment was available as of June 28, 2014. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of June 28, 2014, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB,executed May 29, 2014 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

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

Date: August 8, 2014