Form 10-Q
period 2014-09-27
U. S. Premium Beef, LLC
filed 2014-11-10
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s units are not traded on an exchange or in any public market.  As of October 25, 2014, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(thousands of dollars, except unit information)

Assets	September 27, 2014	December 28, 2013
Current assets:
Cash and cash equivalents	$92,991	$59,812
Due from affiliates	108	1,488
Other receivables	-	3
Restricted cash	-	36,943
Other current assets	17	385
Total current assets	93,116	98,631
Property, plant, and equipment, at cost	219	250
Less accumulated depreciation	214	244
Net property, plant, and equipment	5	6
Investment in National Beef Packing Company, LLC	154,640	155,928
Other assets	255	323
Total assets	$248,016	$254,888
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$8	$25
Due to affiliates	26	8
Accrued compensation and benefits	1,113	3,898
Other accrued expenses and liabilities	45	105
Patronage notices payable	90	90
Distributions payable	2	223
Total current liabilities	1,284	4,349
Long-term liabilities:
Other liabilities	6,060	6,327
Total long-term liabilities	6,060	6,327
Total liabilities	7,344	10,676

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	240,672	244,212
Total capital shares and equities	240,672	244,212
Total liabilities and capital shares and equities	$248,016	$254,888

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Operations

(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	540	719	2,354	3,077
Depreciation and amortization	-	1	1	5
Total costs and expenses	540	720	2,355	3,082

Operating loss	(540)	(720)	(2,355)	(3,082)

Other income (expense):
Interest income	12	10	35	30
Interest expense	(3)	(19)	(27)	(57)
Equity interest in net income of National Beef
Packing Company, LLC	4,020	7,255	692	8,230
Other, net	28	6	201	282
Income (loss) before taxes	3,517	6,532	(1,454)	5,403

Income tax expense	-	-	-	-
Net income (loss)	$3,517	$6,532	$(1,454)	$5,403
Income (loss) per unit:
Basic
Class A units	$0.48	$0.89	$(0.20)	$0.73
Class B units	$4.19	$7.78	$(1.73)	$6.44
Diluted
Class A units	$0.48	$0.88	$(0.20)	$0.73
Class B units	$4.19	$7.78	$(1.73)	$6.44
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	744,452	735,385	744,192
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Cash Flows

(thousands of dollars)

	39 weeks ended	39 weeks ended
	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,454)	$5,403
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation and amortization	1	5
Equity in net income of National Beef Packing Company, LLC	(692)	(8,230)
Distribution from National Beef Packing Company, LLC	-	4,517
Changes in assets and liabilities:
Due from affiliates	562	58
Other receivables	3	75
Other assets	437	1,324
Accounts payable	(17)	(11)
Due to affiliates	18	(435)
Accrued compensation and benefits	(3,052)	(3,114)
Other accrued expenses and liabilities	(59)	(137)
Net cash used in operating activities	(4,253)	(545)
Cash flows from investing activities:
Additional minority interest acquired in National Beef Packing Company, LLC	-	(1,507)
Distribution from National Beef Packing Company, LLC	1,979	-
Release of escrowed funds related to the 2011 transaction with Leucadia	36,943	-
Net cash provided by (used in) investing activities	38,922	(1,507)
Cash flows from financing activities:
Change in overdraft balances	(221)	26
Prior year excess distribution	818	23
Member distributions	(2,087)	-
Net cash (used in) provided by financing activities	(1,490)	49
Net increase (decrease) in cash	33,179	(2,003)
Cash and cash equivalents at beginning of the period	59,812	62,683
Cash and cash equivalents at end of the period	$92,991	$60,680

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

 (2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 27, 2014 (thousands of dollars).

Balance at December 28, 2013	$244,212
Allocation of net loss for the thirty-nine week period ended September 27, 2014	(1,454)
Member distributions	(2,087)
Balance at September 27, 2014	$240,672

(3) Income (Loss) Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen week periods ended September 27, 2014 and September 28, 2013, net income was allocated 10% to the Class A’s and 90% to the Class B’s.  For the thirty-nine week periods ended September 27, 2014 and September 28, 2013, net loss and net income, respectively, was allocated 10% to the Class A’s and 90% to the Class B’s.  The net income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

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

On April 2, 2014, Mr. Hunt gave notice of his election to receive the appreciation right payment for the 20,000 Class A phantoms provided for in his employment agreement.  On April 10, 2014, Mr. Hunt was paid approximately $2.2 million for the Class A phantom appreciation right payment.  In the table below, as a result of that payment, the diluted income per Class A unit calculation for the thirteen week period ended September 27, 2014 does not reflect any dilution.  The diluted income per Class A unit calculation for the thirteen and thirty-nine week periods ended September 28, 2013 includes the effect of the 20,000 Class A unit purchase rights noted above.  The diluted loss per Class A unit calculations for the thirty-nine week period ended September 27, 2014 excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculation.

Income (Loss) Per Unit Calculation

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic income (loss) per unit
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$352	$653	$(145)	$540
Class B	$3,165	$5,879	$(1,309)	$4,863

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.48	$0.89	$(0.20)	$0.73
Class B	$4.19	$7.78	$(1.73)	$6.44

Diluted income (loss) per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$352	$653	$(145)	$540
Class B	$3,165	$5,879	$(1,309)	$4,863

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	9,067	-	8,807
Units (denominator)	735,385	744,452	735,385	744,192

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.48	$0.88	$(0.20)	$0.73
Class B	$4.19	$7.78	$(1.73)	$6.44

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 27, 2014 and September 28, 2013 (thousands of dollars):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,983,058	$1,920,747	$5,872,424	$5,629,564

Costs and expenses:
Cost of sales	1,917,114	1,832,908	5,750,762	5,455,755
Selling, general, and administrative expenses	14,482	14,489	43,392	42,386
Depreciation and amortization	21,479	22,250	63,434	65,838
Total costs and expenses	1,953,075	1,869,647	5,857,588	5,563,979

Operating income	29,983	51,100	14,836	65,585

Other income (expense):
Interest income	2	2	6	9
Interest expense	(3,910)	(2,944)	(11,130)	(9,428)
Other, net	232	153	1,101	(1,082)
Income before taxes	26,307	48,311	4,813	55,084

Income tax expense	362	(177)	(225)	(737)
Net income	26,669	48,134	4,588	54,347
Less: net loss attributable to Kansas City Steak
Company, LLC	-	-	-	255
Net income attributable to NBP	$26,669	$48,134	$4,588	$54,602

NBP's net income attributable to USPB	$4,020	$7,255	$692	$8,230

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors.  Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected beef primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.  The ratios during the three and nine months of 2014 were largely unchanged from the comparable 2013 periods.

Higher revenues during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, are due primarily to higher selling prices but lower sales volume as fewer cattle were processed.  Cost of sales increased during the 2014 periods as compared to the comparable 2013 periods, as fed cattle prices continued to rise and reached record high levels, due in part to the declining supply of fed cattle available for slaughter.  As a result, gross margins were compressed during these periods.

As more fully discussed in the 2013 10-K, during the fourth quarter of 2013 NBP decided to close its beef processing facility located in Brawley, California; the facility was closed during the second quarter of 2014.  In addition to the long-lived asset impairment charge that it recorded in the fourth quarter of 2013, during the nine months ended September 30, 2014, NBP recognized $6.8 million of costs in connection with closing the Brawley facility.  These costs include employee separation and retention, systems decommissioning and various other expenses.  Of these amounts, during the nine month 2014 period, $4.5 million related to employee separation.  NBP does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

During 2013, Walmart discontinued using NBP as a provider of its consumer-ready products.  In addition to its Kansas City Steak Company facility, NBP has two other consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and the other substantially so dedicated.  The underutilization of these plants has impacted the results of NBP, and it has taken steps to establish replacement business for those facilities.  Through the third quarter of 2014, it has made substantial progress in increasing the utilization of these plants; however, it is uncertain as to whether it will be able to fully replace the lost business or attain the same level of profitability as in the past.

USPB Results of Operations

Thirteen weeks ended September 27, 2014 compared to thirteen weeks ended September 28, 2013

Net Sales.  There were no Net sales in the thirteen week periods ended September 27, 2014 and September 28, 2013.

Cost of Sales.  There were no Cost of sales in the thirteen week periods ended September 27, 2014 and September 28, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $0.5 million for the thirteen weeks ended September 27, 2014 compared to approximately $0.7 million for the thirteen weeks ended September 28, 2013, a decrease of approximately $0.2 million.  The decrease is primarily due to lower bonus and phantom unit plan expenses, which were partially offset by higher expenses associated with the non-compete payments to the former CEO.

Operating Loss.  Operating loss was approximately $0.5 million for the thirteen weeks ended September 27, 2014 compared to an operating loss of approximately $0.7 million for the thirteen weeks ended September 28, 2013, a decrease of approximately $0.2 million.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP net income was $4.0 million for the thirteen weeks ended September 27, 2014 compared to $7.3 million for the thirteen weeks ended September 28, 2013, a decrease of $3.3 million.  The decrease was primarily due to lower gross margins at NBP.  USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net.  Other income was immaterial in the thirteen week periods ended September 27, 2014 and September 28, 2013.

Net Income.  Net income for the thirteen week period ended September 27, 2014 was approximately $3.5 million compared to net income of approximately $6.5 million for the thirteen week period ended September 28, 2013, a decrease of approximately $3.0 million.

Thirty-nine weeks ended September 27, 2014 compared to thirty-nine weeks ended September 28, 2013

Net Sales.  There were no Net sales in the thirty-nine week periods ended September 27, 2014 and September 28, 2013.

Cost of Sales.  There were no Cost of sales in the thirty-nine week periods ended September 27, 2014 and September 28, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $2.4 million for the thirty-nine weeks ended September 27, 2014 compared to approximately $3.1 million for the thirty-nine weeks ended September 28, 2013, a decrease of approximately $0.7 million.  The decrease is primarily due to lower bonus and phantom unit plan expenses, which were partially offset by higher expenses associated with the non-compete payments to the former CEO.

Operating Loss.  Operating loss was approximately $2.4 million for the thirty-nine weeks ended September 27, 2014 compared to an operating loss of approximately $3.1 million for the thirty-nine weeks ended September 28, 2013, a decrease of approximately $0.7 million.

Equity Interest in Net Income of National Beef Packing Company, LLC.  Equity in NBP net income was $0.7 million for the thirty-nine weeks ended September 27, 2014 compared to equity in net income of $8.2 million for the thirty-nine weeks ended September 28, 2013, a decrease of approximately $7.5 million.  The change is primarily due to lower gross margins at NBP.

Other, net.  Other income was $0.2 million and $0.3 million for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, a decrease of approximately $0.1 million.  The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

Net Loss (Income).  Net loss for the thirty-nine-week period ended September 27, 2014 was approximately $1.5 million compared to net income of approximately $5.4 million for the thirty-nine-week period ended September 28, 2013, a decrease of approximately $6.9 million.

Liquidity and Capital Resources

As of September 27, 2014, USPB had net working capital (the excess of current assets over current liabilities) of approximately $91.8 million, which included cash and cash equivalents of $93.0 million and $0.1 million in patronage notices payable.  As of December 28, 2013, we had net working capital of approximately $94.3 million, which included cash and cash equivalents of $59.8 million and restricted cash of $36.9 million, with $0.2 million in distributions payable and $0.1 million in patronage notices payable.

As of September 27, 2014, we had a $5.0 million revolving term loan with CoBank, all of which was available.  USPB was in compliance with all of the financial covenants under the Master Loan Agreement as of September 27, 2014.

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

Operating Activities

Net cash used in operating activities in the thirty-nine weeks ended September 27, 2014 was approximately $4.3 million compared to approximately $0.5 million in the thirty-nine weeks ended September 28, 2013.  The cash used in the current period was primarily driven by the Class A phantom appreciation right payment and non-compete payments made to the former CEO; the cash used in the prior year was primary due to the payment of accrued bonuses and non-compete payments made to the former CEO, which were offset by a distribution received from NBP.

Investing Activities

Net cash provided by investing activities in the thirty-nine weeks ended September 27, 2014 was approximately $38.9 million compared to net cash used in investing activities of approximately $1.5 million in the thirty-nine weeks ended September 28, 2013, a change of $40.4 million.  The change was due to the receipt in fiscal year 2014 of $36.9 million placed in escrow as a result of the 2011 transaction with Leucadia, and a $2.0 million distribution from NBP, as opposed to the acquisition of additional minority owner’s interest in NBP in the 2013 period.

Financing Activities

Net cash used in financing activities was approximately $1.5 million in the thirty-nine weeks ended September 27, 2014 compared to immaterial cash provided by financing activities in the thirty-nine weeks ended September 28, 2013.  The cash used in the current fiscal year was primarily related to distributions to USPB’s unitholders, which was partially offset by the collection of tax year 2012 over-distributions in the current year.

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

All of the $5 million revolving credit commitment was available as of September 27, 2014.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of September 27, 2014, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. 11

PART II. OTHER INFORMATION

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

Date: November 10, 2014

