Form 10-K
period 2014-12-27
U. S. Premium Beef, LLC
filed 2015-03-12
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ .

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☑  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 28, 2015, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “USPB”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company. As used in this report, the terms “fiscal year” or “fiscal year ended” for the period ending December 31, 2011 and thereafter refers to our fiscal year which ends on the last Saturday in December.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia), NBP, NBPCo Holdings, TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo), and TMK Holdings, LLC (TMK Holdings) (Purchase Agreement). The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million and 19.8775% of the National Interests from NBPCo for approximately $228.6 million; (ii) pursuant to pre-existing put rights, NBP to purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for approximately $75.9 million; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for approximately $7.5 million (Leucadia Transaction). The Leucadia Transaction closed on December 30, 2011. Following the close, the parties owned the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

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

Employees

USPB has eight employees as of December 27, 2014. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP Packing Company, LLC is one of the largest beef processing companies in the U.S., accounting for approximately 13% of the market. NBP processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had about 8,000 employees at December 31, 2014 and generated total revenues of $7.8 billion in 2014.

The largest share of NBP’s revenue, about 89%, is generated from the sale of fresh and chilled boxed beef products. NBP also generates revenues through value-added production with its case-ready products. In addition, NBP operates a wet blue tanning facility (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet and direct mail, and service revenues generated by National Carriers, Inc., a wholly owned truck fleet that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers.

Beef Processing Services

NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products. Because NBP operates in a large and liquid commodity market, it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases. The ratio during 2012 was the lowest ratio for the corresponding periods during the past ten years and was largely unchanged during 2013 and 2014. The ratio will likely remain below historic norms until an improved equilibrium between industry slaughter capacity and the available supply of fed cattle.

Revenues in 2014 increased about 5% in comparison to 2013, due primarily to higher selling prices despite lower sales volume, as fewer cattle were processed. Revenues were largely unchanged during 2013 as compared to 2012. Cost of sales increased markedly during 2014 as compared to 2013 as industry slaughter declined approximately 5% from 2013 and cattle prices increased approximately 22% on average. Smaller cost increases in 2013 compared to 2012 were for similar reasons. The combined effects of both lower volumes and tighter margins due to the relative higher price of cattle compared to the selling price of beef impacted margins leading to reduced profitability year-over-year. Selling, general and other expenses in 2013 included a $63.3 million impairment charge in connection with NBP’s decision to close its Brawley, California beef processing plant. In addition, in connection with closing the Brawley facility, NBP recognized in 2014 $6.9 million of costs including employee separation and retention, systems decommissioning and various other expenses. Of these amounts, $4.6 million related to employee separation, of which a majority is included in selling, general, and administrative in the Consolidated Statements of Income. NBP does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

In addition to the unfavorable impacts of higher cattle prices and lower volumes, NBP was also impacted by Walmart’s decision to discontinue using NBP as a provider of its consumer-ready products in 2013. NBP has three consumer-ready processing facilities, one of which was completely dedicated to Walmart’s business and another substantially so dedicated. NBP continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by the Walmart business in the near future, if at all. During 2013 and 2014, the consumer-ready facilities operated at reduced levels, and continue to do so. Results at the tannery were negatively impacted by record high costs for raw hides as an input, dislocation in its end-markets largely due to uneven demand from China and operating inefficiencies as the enhanced facility ramped-up production.

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and distributors, further processors and the United States military. In addition, NBP sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries. NBP exports products to more than 25 countries; in 2014 export sales represented approximately 12% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

NBP emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef, portion control beef and wet blue hides. NBP believes its value-added products can command higher prices than commodity products because of NBP’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers. In addition to the value-added brands that NBP owns, NBP licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

Raw Materials and Procurement

The primary raw material for the beef processing plants is live cattle. The domestic beef industry is characterized by cattle prices that change daily based on seasonal consumption patterns, supply and demand for beef and other proteins, cattle inventory levels, weather and other factors. NBP’s two largest beef processing facilities are located in southwest Kansas. The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma. A significant portion of USPB’s unitholders and associates are located in this area. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2013 and 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2014, 2013 and 2012, USPB’s owners and associates provided approximately 23%, 21% and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic, but optional one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

Processing Facilities

NBP owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day. NBP’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. NBP’s wet blue tanning facility is in St. Joseph, Missouri.

Competition

Competitive conditions exist both in the purchase of live cattle, as well as in the sale of beef products. Beef products compete with other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors. NBP believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations (such as food safety interventions and packaging technologies) and brand loyalty. Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider brand recognition for their products.

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

NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment. At December 31, 2014, NBP has obtained from an insurance company a surety bond in the amount of $49.4 million to satisfy these requirements.

The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the Federal Clean Air Act and the Kansas Air Quality Act. The St. Joseph facility is subject to a secondary air permit which is in place. The Dodge City, Liberal, Hummels Wharf and Moultrie facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

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

All of NBP’s facilities generate solid wastestreams including small quantities of hazardous wastes. NBP is subject to laws that provide for strict, and in certain circumstances, joint and several liability for remediation of hazardous substances at contaminated sites; however, NBP has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or state counterparts. All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

Of NBP’s 8,000 employees, about 5,500 are represented by collective bargaining agreements. About 2,600 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017, 2,700 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016, and another 178 employees at the St. Joseph plant are represented by the United Cereal Workers ( R.W.D.S.U./U.F.C.W) under a collective bargaining agreement scheduled to expire in June, 2019.

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

Risk Factors Associated With Operations of NBP

The prices and availability of key raw materials affects NBP’s profitability.

The supply and market price of cattle purchased by NBP are dependent upon a variety of factors over which NBP has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases. A decline in the supply of fed cattle available for NBP’s Brawley facility was a key factor in the 2013 decision to close the plant.

Outbreaks of disease affecting livestock can adversely affect the supply of cattle and the demand for NBP’s products.

NBP is subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy (BSE), commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of cattle. The discovery of BSE in the past caused certain countries to restrict or prohibit the importation of beef products. Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and create adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, NBP’s financial position, cash flows and results of operations.

If NBP’s products or products made by others using its products become contaminated or are alleged to be contaminated, NBP may be subject to product liability claims that could adversely affect its business.

NBP may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products causes injury, illness or death. In addition, NBP could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Organisms producing food borne illnesses (such as E. coli) could be present in NBP’s products and result in illness or death if they are not eliminated through further processing or cooking. Contamination of NBP’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products. Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering. Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect NBP’s financial condition, cash flows and results of operations.

NBP generally does not enter into long-term contracts with customers; as a result the volumes and prices at which beef products are sold are subject to market forces.

NBP’s customers generally place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more significant customers, a significant decline in the volume of orders from customers or a significant decrease in beef product prices for a sustained period of time could negatively impact NBP’s cash flows and results of operations.

Failure to replace Walmart’s consumer-ready business would have a significant adverse effect on NBP’s sales and profitability.

Sales to Walmart represented approximately 10% of NBP’s total net sales during 2012. Walmart discontinued using NBP as a provider of its consumer-ready products in 2013. NBP continues to pursue replacement business for its consumer-ready facilities; however, it may not be able to fully replace the operating cash flow generated by the Walmart business in the near future, if at all. During 2014, the three consumer-ready facilities operated at reduced levels, and continue to do so.

NBP’s international operations expose it to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

Approximately 12% of NBP’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China (for hides), Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on NBP’s cash flows, results of operations and future prospects.

NBP incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.

NBP’s operations are subject to extensive and increasingly stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal. Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity. In addition, NBP incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements. All of NBP’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges. As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In locations where NBP is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs. NBP may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant. Compliance with environmental regulations has had and will continue to have a significant impact on NBP’s cash flows and profitability. In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, NBP could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

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

A substantial number of NBP’s employees are covered by collective bargaining agreements. A labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on NBP’s financial condition, cash flows and results of operations.

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

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 28, 2015, there were 486 record holders of Class A units and 486 record holders of Class B units. The per unit sales prices for the fiscal years 2014 and 2013 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2014
Quarter ending:
March 29, 2014	$1.00	$165.00	$1.00	$170.00	$150.00	$165.00	$129.00	$129.00
June 28, 2014	$62.40	$162.73	$67.60	$173.34	$140.00	$145.00	$120.00	$145.00
September 27, 2014	$-	$-	$135.00	$135.00	$128.00	$140.00	$-	$-
December 27, 2014	$128.00	$170.00	$135.00	$135.00	$120.00	$120.00	$85.00	$86.00
Subsequent to December 27, 2014	$128.00	$163.50	$120.00	$120.00	$-	$-	$-	$-

Fiscal Year 2013
Quarter ending:
March 30, 2013	$18.99	$100.00	$170.99	$200.00	$151.00	$175.00	$-	$-
June 29, 2013	$64.13	$150.00	$130.19	$180.00	$150.00	$181.00	$170.00	$180.00
September 28, 2013	$-	$-	$170.12	$175.00	$170.00	$170.00	$170.00	$170.00
December 28, 2013	$9.45	$181.00	$78.00	$170.00	$170.00	$174.25	$174.25	$174.25
Subsequent to December 28, 2013	$20.00	$165.00	$35.00	$130.00	$150.00	$165.00	$-	$-

The affiliated sales represent sales for each of the periods shown above were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2014 and 2013, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2014
February 24, 2014	$0.28	$2.48

Fiscal Year 2013
None	$0.00	$0.00

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

In connection with the closing of the Leucadia Transaction on December 30, 2011, the Company’s fiscal year changed from the last Saturday in August to the last Saturday in December. Our financial results for the 18 week period ended December 31, 2011, are referred to as the “18 week period” or “transition period” throughout this report. Also, as a result of the Leucadia Transaction, the USPB investment in NBP is accounted for using the equity method of accounting as USPB has the ability to exercise significant influence but does not have financial or operational control. Consequently, the Company’s balance sheet for periods subsequent to the Leucadia Transaction were not consolidated with NBP. In all periods prior to the Leucadia Transaction, NBP’s financial results were consolidated with the results of USPB.

The following table sets forth selected unconsolidated statement of operations and balance sheet data for fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012; selected consolidated statement of operations data for the 18 week period ended December 31, 2011 and selected unconsolidated balance sheet data as of December 31, 2011. The table also set forth selected consolidated statement of operations and balance sheet data for fiscal years ended August 27, 2011 and August 28, 2010. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation, which was adopted by the Company as of August 30, 2009.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year Ended (1)			18 Weeks Ended	Fiscal Years Ended (1)
	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	August 27, 2011	August 28, 2010
	(millions of dollars, except unit and per unit data)

Statement of Operations Data:
Net sales	$-	$-	$-	$2,466.3	$6,849.5	$5,807.9
Costs and expenses:
Cost of sales	-	-	-	2,412.1	6,473.3	5,438.0
Selling, general, and administrative	3.1	5.4	5.7	31.9	60.7	55.5
Depreciation and amortization	-	-	-	15.4	54.6	53.0
Operating (loss) income	(3.1)	(5.4)	(5.7)	6.8	260.9	261.4
Other income (expense):
Interest income	-	0.0	0.1	-	-	-
Interest expense	-	(0.0)	(0.3)	(3.3)	(11.7)	(14.9)
Equity in (loss) income of National Beef Packing Company, LLC	(6.1)	(6.5)	8.6
Gain on deconsolidation and sale of majority of ownership interest in National Beef Packing Company, LLC	-	-	-	777.7	-	-
Other, net	0.2	0.7	0.1	1.5	0.3	(7.3)
Total other (expense) income	(5.9)	(5.8)	8.5	775.9	(11.4)	(22.2)
Income tax expense	-	-	(0.1)	(0.7)	(2.6)	(0.9)
Net (loss) income	(9.0)	(11.2)	2.7	782.0	246.9	238.4
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	-	-	(0.5)	(0.6)	(1.0)
National Beef Packing Company, LLC	-	-	-	(5.4)	(78.7)	(76.5)
Net (loss) income attributable to U.S. Premium Beef, LLC	$(9.0)	$(11.2)	$2.7	$776.1	$167.6	$160.9

Selected Balance Sheet Data:
Cash and cash equivalents	$92.3	$59.8	$62.7	$642.7	$78.6	$35.4
Total assets	$240.5	$254.9	$267.4	$848.1	$1,082.2	$986.7
Long-term debt, less current maturities	$-	$-	$-	$-	$321.9	$225.1
Non-controlling interest in National Beef Packing Company, LLC and Kansas City Steak Company, LLC	$-	$-	$-	$-	$354.2	$294.5
Capital shares and equities	$233.1	$244.2	$254.5	$275.3	$85.1	$166.9

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
(Loss) Earnings Per Unit
Basic
Class A Units	($1.23)	($1.52)	$0.37	$105.46	$21.80	$29.24
Class B Units	($10.77)	($13.34)	$3.25	$924.04	$190.98	$174.24
Diluted
Class A Units	($1.23)	($1.52)	$0.36	$103.68	$21.44	$28.78
Class B Units	($10.77)	($13.34)	$3.25	$924.04	$190.98	$174.24

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385	755,385
Diluted
Class A Units	735,385	735,385	747,836	748,055	747,600	747,334
Class B Units	755,385	755,385	755,385	755,385	755,385	755,385

(1)	Effective December 30, 2011, USPB’s fiscal year changed from the last Saturday in August to the last Saturday in December. Fiscal years 2014, 2013, 2012, 2011, and 2010 consisted of a 52 week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 13% of the market. NBP processes, packages and delivers fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. NBP’s products include boxed beef, ground beef, hides, tallow and other beef and beef by-products. In addition, NBP sells value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides. NBP markets its products to retailers, food service providers, distributors, further processors and the U.S. military. USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

Financial Statement Accounts

Selling, General and Administrative Expenses. Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. With the closing of the Leucadia Transaction, our fiscal year ends on the last Saturday in December. We believe USPB’s most critical accounting policy is as follows:

Accounting for Investment in NBP.  On December 30, 2011, USPB sold the majority of its ownership interest in NBP to Leucadia.  On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting.  Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary.  Such potential decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.  As previously discussed, the combined effects of both lower volumes and tighter margins due to the relative higher price of cattle compared to the selling price of beef impacted margins and led to reduced profitability year-over-year for NBP.  During the performance of its annual goodwill impairment test, the estimated fair value of NBP was less than its carrying value.  Further analysis indicated the implied fair value of goodwill exceeded the carrying amount of the goodwill, thus no impairment was recorded. USPB believes that any reduction in the fair value of its investment in NBP due to the reduced profitability is temporary given the cyclicality of the beef processing industry.

Results of Operations

The following table presents the historical consolidated statements of operations data for USPB for the periods indicated:

	52 weeks ended December 27, 2014	52 weeks ended December 28, 2013	52 weeks ended December 29, 2012
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	3.1	5.4	5.7
Operating loss	(3.1)	(5.4)	(5.7)

Other income (expense):
Interest income	-	0.1	0.1
Interest expense	-	(0.1)	(0.3)
Equity in (loss) income of National Beef Packing Company, LLC	(6.1)	(6.5)	8.6
Other, net	0.2	0.7	0.1
Total other (expense) income, net	(5.9)	(5.8)	8.5
Income tax expense	-	-	(0.1)
Net (loss) income	$(9.0)	$(11.2)	$2.7

Fiscal Year Ended December 27, 2014 compared to December 28, 2013

Net Sales. There were no sales during the fifty-two weeks end December 27, 2014 and December 28, 2013.

Cost of Sales. There was no cost of sales during the fifty-two weeks end December 27, 2014 and December 28, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.1 million for the fifty-two weeks ended December 27, 2014 compared to approximately $5.4 million for the fifty-two weeks ended December 28, 2013, a decrease of approximately $2.3 million. The decrease is primarily due to decreases in compensation expense on the phantom unit plans and lower bonus expenses. Those decreases were partially offset by higher expenses on the non-compete agreements.

Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-two weeks end December 27, 2014 and December 28, 2013.

Operating Loss. Operating loss was approximately $3.1 million for the fifty-two weeks ended December 27, 2014 compared to operating loss of approximately $5.4 million for the fifty-two weeks ended December 28, 2013, an improvement of approximately $2.3 million.

Interest Expense. Interest expense was $0.0 million for the fifty-two weeks ended December 27, 2014 compared to $0.1 million for the fifty-two weeks ended December 28, 2013.

Equity in (Loss) Income of National Beef Packing Company, LLC. Equity in NBP was a loss of $6.1 million for the fifty-two weeks ended December 27, 2014 compared to $6.5 million for the fifty-two weeks ended December 28, 2013. As of December 31, 2011, USPB started carrying its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.2 million and $0.7 million for the fifty-two weeks ended December 27, 2014 and December 28, 2013, respectively, a decrease of approximately $0.5 million. The decrease was primarily due to lower lease income on the Company owned delivery rights.

Income Tax Expense. There were immaterial income tax expenses during the fifty-two weeks ended December 27, 2014 and December 28, 2013.

Net Loss. Net loss for the fifty-two-week period ended December 27, 2014 was approximately $9.0 million compared to approximately $11.2 million for the fifty-two-week period ended December 28, 2013, an improvement of approximately $2.2 million. The decrease in net loss is primarily due to lower net loss at NBP, which was partially offset by lower expense at USPB.

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

Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-two weeks end December 28, 2013 and December 29, 2012.

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

Liquidity and Capital Resources

As of December 27, 2014, we had net working capital (the excess of current assets over current liabilities) of approximately $91.0 million, which included cash and cash equivalents of $92.3 million, with $0.1 million in patronage notices payable. As of December 28, 2013, we had net working capital of approximately $94.3 million, which included cash and cash equivalents of $59.8 million and restricted cash of $36.9 million, with $0.2 million 20 in distributions payable and $0.1 million in patronage notices payable. Our primary sources of liquidity for fiscal years 2014 and 2013 were cash and cash flow from investing activities, respectively, and available borrowings under the Master Loan Agreement.

As of December 27, 2014, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 27, 2014.

USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash used in operating activities was $4.9 million in fiscal year 2014 as compared to $6.0 million in fiscal year 2013. The $1.1 million decrease was primarily due to lower expenses, which was partially offset by higher compensation related payments, which were up primarily due to the appreciation right payment on the former CEO’s Class A phantom units.

Net cash used in operating activities was $6.0 million in fiscal year 2013 as compared to net cash provided of $3.2 million in fiscal year 2012. The $9.2 million decrease was primarily due to lower distributions from NBP and the payment of the former CEO’s bonus.

Investing Activities

Net cash provided by investing activities was $38.9 million in fiscal year 2014 as compared to $3.0 million in fiscal year 2013. The $35.9 million change was due to the receipt of escrow monies related to the 2011 transaction with Leucadia.

Net cash provided by investing activities was $3.0 million in fiscal year 2013 as compared to $0.0 million in fiscal year 2012. The $3.0 million change was due to distributions from NBP, which was partially offset by USPB contributing $1.5 million in additional capital to NBP to purchase 69 NBP units.

Financing Activities

Net cash used in financing activities was $1.5 million in fiscal year 2014 as compared to net cash provided by financing activities in fiscal year 2013 of $0.1 million. The $1.6 million change was primarily related to a distribution to USPB’s unitholders, which was partially offset by the collection of an over-distribution in a prior fiscal year.

Net cash provided by financing activities was $0.1 million in fiscal year 2013 as compared to a use of cash of $583.1 million in fiscal year 2012. The change was primarily related to distributions to USPB’s unitholders, and the redemption of the patronage notices which occurred as a result of the transaction with Leucadia.

CoBank Debt

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

All of the $5 million revolving credit commitment was available as of December 27, 2014. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Cash Payment Obligations

The following table describes the cash payment obligations as of December 27, 2014 (thousands of dollars):

	Total	Fiscal Year 2015 (Year 1)	Fiscal Year 2016 (Year 2)	Fiscal Year 2017 (Year 3)	Fiscal Year 2018 (Year 4)	Fiscal Year 2019 (Year 5)	After Year 5
Term loan facility	$-	$-	$-	$-	$-	$-	$-
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt	$-	$-	$-	$-	$-	$-	$-
Non-competition payments(1)	$6,310	$850	$851	$852	$854	$855	$2,048
Operating leases	$349	$58	$58	$58	$58	$58	$58
Total	$6,659	$908	$909	$910	$912	$913	$2,106

(1)	Reflects payments to be made to CEO’s pursuant to employment agreements.

Off-Balance Sheet Arrangements

As of December 27, 2014, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2014 and 2013. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 27, 2014, the Company did not have any outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the thirteen weeks ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and managers of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 27, 2014, the Company’s internal control over financial reporting was operating effectively.

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

Board of Directors

U.S. Premium Beef’s business and affairs are governed by its board of directors. The board of directors is to consist of seven directors, although there is currently one vacancy on the board. The board of directors has full authority to act on behalf of USPB. The board of directors’ act collectively through meetings, committees and executive officers it appoints. In addition, USPB employs a staff of professionals to manage the day-to-day business of USPB. The members of the board of directors, nominees to the board of directors and the executive officers are identified below. There are no arrangements or understandings pursuant to which any director, nominee to become a director or executive officer was elected or appointed.

Directors, Director Nominee and Executive Officers

Name	Age	Positions and Offices with Registrant	Term Expires After FY
Mark R. Gardiner	54	Chairman of the Board	2016
Duane K. Ramsey	78	Vice Chairman of the Board	2015
Joe M. Morgan	63	Secretary	2016
Jerry L. Bohn	65	Director	2015
Douglas A. Laue [1]	63	Director	2016
Rex W. McCloy	60	Director	2014
Jeff H. Sternberger	54	Director	2014
Stanley D. Linville	56	Chief Executive Officer	—
Scott J. Miller	50	Chief Financial Officer	—
Danielle D. Imel	39	Treasurer	—

1) Mr. Laue’s service on the Board of Directors ended in early 2015.

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

Duane K. Ramsey. Mr. Ramsey is Chairman of Security Bancshares Inc., a $450 million multi-bank holding company. In addition, he has held an ownership interest in a commercial feedlot in southwest Kansas and a cow calf operation. He has spent over 50 years in banking in Scott County, KS, and was involved in the organization and development of USPB as a founding stockholder through his feedlot and in financing numerous USPB stockholders. Mr. Ramsey is familiar with accounting, finance, audit, risk management and compensation matters. He holds a degree in Agricultural Economics from Kansas State University. He also graduated from the Graduate School of Banking, Boulder, CO. Mr. Ramsey has served as a member of the Company’s board since 2006. Mr. Ramsey also serves as a director of three banks, one of which he has been a director of for more than 40 years. As a member of USPB’s board of directors, Mr. Ramsey is considered an affiliate of USPB.

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

Jerry L. Bohn. Mr. Bohn has served as the General Manager of Pratt Feeders since 1982. Pratt Feeders has a one-time capacity of 85,000 head in three feedlots in Kansas and Oklahoma. In this capacity he oversees more than 85 employees. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Douglas A. Laue. Mr. Laue’s service on the USPB Board of Directors ended in early 2015, after a continuous period of service that began in 1996. Mr. Laue ran a grazing program in the Kansas Flint Hills. Mr. Laue was involved in every sector of cattle feeding for over twenty-five years. He was a member of the National Cattlemen’s Beef Association and Kansas Livestock Association (KLA). Mr. Laue previously served as the chairman of the KLA Feeders Council. Mr. Laue served as a member of the Company’s Board of Directors from 1996 through 2015 and served as vice chairman of the Board of Directors from 1996 through 2002. Mr. Laue held a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s board of directors, Mr. Laue and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Rex W. McCloy. Mr. McCloy has over 34 years of experience in the cattle business and is manager and part-owner of McLeod Farms Inc., a family-owned business headquartered in Morse, Texas. The operation includes a 6,500 head capacity feed yard, a 7,000 acre irrigated farm, a backgrounding operation, a 20,000 acre ranch in Harding Co., New Mexico and a 19,000 acre ranch in Moore Co., Texas. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder’s Association (TCFA) and the Texas Southwestern Cattle Raisers Association. He is a past Board member and marketing committee chairman of TCFA. In addition, he is a former member of U.S. Premium Beef’s Nominating Committee. Mr. McCloy holds a Bachelor’s degree in Agricultural Economics from Texas Tech University. Mr. McCloy has served as a member of the Company’s board since 2005. Mr. McCloy is a former board member of the Hutchinson County Hospital District and is presently on the Board of Managers at Adobe Walls Cotton Gin. As a member of USPB’s board of directors, Mr. McCloy and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Compensation Philosophy and Objectives

USPB’s compensation program is a key element in attracting, retaining, and motivating named executive officers with the skills necessary to create value for the unitholders. To achieve this goal, we have designed the compensation program with the following objectives:

•	Attracting and retaining top talent—The compensation of USPB’s executive officers must be commensurate with the competitive regional marketplace taking into consideration job responsibilities and supply of competent employees with the education and background to perform at the highest levels in their field.
•	Paying for financial and operational performance—The compensation of USPB’s executive officers should motivate them to achieve strong financial and operational results. USPB must achieve specific levels of financial and operational performance to allow executives to earn this portion of their compensation.
•	Alignment with the equity interests of our unitholders—Management phantom unit plans approved in September 2010 aligns management’s interest with the equity interests of USPB’s unitholders.

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

Fiscal Year 2014 Executive Compensation Elements

The elements of our named executive officers total compensation package are as follows:

•	base salary;
•	annual cash bonuses;
•	long-term cash bonus;
•	discretionary cash bonuses;
•	retirement plans; and
•	limited personal benefits.

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

On November 23, 2012, USPB entered into an employment agreement with Mr. Stanley Linville, which became effective on January 28, 2013 (Linville Employment Agreement). Pursuant to the Linville Employment Agreement, Mr. Linville serves as USPB’s Chief Executive Officer for a term that started on January 28, 2013 and expires on December 31, 2015, subject to earlier termination as provided in the Linville Employment Agreement. Mr. Linville’s annual base salary is $300,000.

Annual Cash Incentive/Bonuses

Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (Linville USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The Linville USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

For FY 2014, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited FY 2014 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Long-term Cash Bonuses

Mr. Linville is eligible for a long-term incentive compensation under the Linville Employment Agreement. If he is employed by USPB on December 31, 2015, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the Linville USPB Total Benefits from January 1, 2013 to December 31, 2015 exceed $75,000,000 (Long-Term Incentive).

The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive cash bonuses.

Discretionary Cash Bonuses

Discretionary bonuses are sometimes paid to named executive officers, other than the CEO, and professional staff to compensate for extraordinary cases of individual or Company performance.

Retirement Plans

Qualifying employees are encouraged to participate in the Company’s sponsored 401(k) savings plan. Under USPB’s plan, employees may contribute up to the maximum amount permissible by IRS limits. USPB matches 100% of each dollar contributed by a participant up to a maximum of 4% of his or her qualifying compensation.

Limited Personal Benefits

USPB also provides certain benefits to all salaried employees that are not included as perquisites in the Summary Compensation Table for the named executives because they are broadly available. These include health and welfare benefits, and disability and life insurance.

Equity Compensation

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. At the end of fiscal year 2014, the management employees were 80% vested in these phantom units. The remaining phantom units will vest over the next year. In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period and were 40% vested on January 28, 2015.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement for Stanley Linville

On November 23, 2012, USPB entered into the Linville Employment Agreement with Mr. Linville, which became effective on January 28, 2013. Pursuant to the Linville Employment Agreement, Mr. Linville now serves as USPB’s Chief Executive Officer for a term that started on January 28, 2013 and expires on December 31, 2015, subject to earlier termination as provided in the Linville Employment Agreement.

Mr. Linville’s annual base salary is $300,000. Mr. Linville will be eligible for an annual incentive compensation payment based on the financial performance of USPB and the benefits received by USPB’s unitholders; that incentive compensation will only be paid to Mr. Linville after certain levels of benefits have been achieved. Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid an Annual Incentive. If he is employed by USPB on December 31, 2015, he is to be paid Long-Term Incentive compensation. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts. As of the effective date of the Linville Employment Agreement, Mr. Linville was granted an additional 1,000 Class A and 1,000 Class B phantom units under USPB’s existing management phantom units plan. Mr. Linville currently holds a total of 2,300 Class A and 2,300 Class B phantom units.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 27, 2014, certain members of management own a total of 6,500 Class A and 6,500 Class B phantom unit rights awarded under the management phantom unit plan also discussed above.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman
Duane Ramsey
Joe Morgan

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal year 2014, 2013 and 2012. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stanley D. Linville	FY 2014	305,855	-	-		15,735	(4)	12,927	(1)	334,517
Chief Executive Officer	FY 2013	299,331	-	-		167,552	(4)	12,808	(1)	479,692
	FY 2012	145,661	-	221,503	(3)	216,000	(2)	12,633	(1)	595,797

Scott J. Miller	FY 2014	183,873	-	-		32,440	(2)	13,639	(1)	229,951
Chief Financial Officer	FY 2013	181,016	-	-		53,240	(2)	-	(1)	234,256
	FY 2012	143,799	-	110,752	(3)	208,500	(2)	12,429	(1)	475,480

Danielle D. Imel	FY 2014	128,668	-	-		23,349	(2)	11,569	(1)	163,586
Treasurer	FY 2013	126,317	-	-		38,333	(2)	-	(1)	164,650
	FY 2012	123,978	-	-		185,250	(2)	12,023	(1)	321,251

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments resulting from excess tax distributions, $10,398 and $2,529, respectively in fiscal year 2014; $10,153 and $2,655, respectively in fiscal year 2013; and $9,978 and $2,655, respectively in fiscal year 2012.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments resulting from excess tax distributions, $11,342 and $2,296, respectively in fiscal year 2014 and $9,979 and $2,450, respectively in fiscal year 2012. None of the benefits paid to Mr. Miller in fiscal year 2013 exceeded $10,000.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments resulting from excess tax distributions, $9,693 and $1,876, respectively in fiscal year 2014 and $9,981 and $2,042, respectively in fiscal year 2012. None of the benefits paid to Ms. Imel in fiscal year 2013 exceeded $10,000.

(2) This amount represents the executive’s proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) On November 16, 2012, the Board of Directors approved issuing certain executive officers additional phantom Class A and phantom Class B units, the issuance to be effective on January 28, 2013. These phantom units provide for the award of unit appreciation rights only. Mr. Linville was granted 1,000 Class A and 1,000 Class B phantom units and Mr. Miller was granted 500 Class A and 500 Class B phantom units. This amount was determined using a Black Scholes Pricing Model and represents the grant date fair value. The units vest over a five year period.

(4) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville’s employment agreement. The amounts represents annual cash bonus of $17,802 and $77,305 for fiscal years 2014 and 2013, respectively, and ($2,067) and $90,247 of long-term cash bonus for fiscal years 2014 and 2013, respectively. The long-term cash bonus will only be paid if Mr. Linville is employed on December 31, 2015 and will be based on actual plan results. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2014

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2014.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a
Chief Executive Officer

Scott J. Miller	10/23/2014	-	32,440	(1)	266,550
Chief Financial Officer

Danielle D. Imel	10/23/2014	-	23,349	(1)	191,850
Treasurer

(1) The target amount is based on fiscal year 2014 inputs and reflects the actual management annual cash bonus plan award for fiscal year 2014. The amount is reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table. Amounts, which could be more or less, will be based on actual input amounts for fiscal year 2015.

(2) There were no grants of plan-based awards in fiscal year 2014 for Mr. Linville.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2014: 0.75% of the sum of the total financial benefits to USPB (“USPB Total Benefits”) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2014: The executive’s proportionate share of the Management Bonus Pool, which is (1)the audited fiscal year 2014 USPB earnings before tax plus USPB grid premiums during fiscal year 2014, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period to provide an added incentive to remain with USPB. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2014, 2013 or 2012. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2014

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)		Option Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.01		None
	1,000 Class B Units	(2)	$73.72		None
Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.01		None
	500 Class B Units	(2)	$73.72		None
Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vest over a 5 year period. At the end of fiscal year 2014, the unexercised phantom units were 80% vested, and therefore exercisable.
(2)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. On January 28, 2015, the unexercised phantom units were 40% vested, and therefore exercisable.
(3)	During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the Leucadia transaction, which occurred in December 2011, employees with phantom plan awards were paid $687 per combined Class A and Class B phantom units less the combined strike price of $275 ($118 + $157). Subsequent to this payment, the new strike prices for Class A phantom units and Class B phantom units are now $0.00 and $0.00, respectively. The number of outstanding phantom units and the vesting schedule remain unchanged.

Options Exercised

Option Awards
Name and Principal Position	Number of options acquired on exercise	Value realized on exercise ($)
Stanley D. Linville	-	$-
Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2014. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Stanley D. Linville

If the Linville Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

•	Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (“Deemed Termination Date”). If Mr. Linville were terminated upon death or disability in fiscal year 2015, his payment would be $300,000;
•	If termination is due to permanent disability, provision of certain fringe benefits through the Deemed Termination Date, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions, (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments), through the Deemed Termination Date;
•	Annual Incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;
•	Long-term Incentive that would have accrued if Mr. Linville had remained employed under the Linville Employment Agreement through the Deemed Termination Date; and
•	The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

If Linville Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

•	Salary earned to the date of the termination; and
•	Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

If the Linville Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

•	Salary and benefits through December 31, 2015;
•	Payment of certain fringe benefits, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments) through December 31,2015;
•	Annual Incentive for the year in which the termination occurs and each subsequent year through employment year 2015;
•	Long-Term Incentive that would have accrued had Mr. Linville had remained employed through employment year 2015; and
•	The payment of the noncompetition compensation.
•	The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

Where the Linville Employment Agreement provides for post-termination noncompetition compensation, Mr. Linville will receive a monthly payment equal to the annual salary that would be paid to Mr. Linville under the Linville Employment Agreement or his annual salary at the time of termination, whichever is greater, divided by twelve (12), which will be paid at normal salary payment intervals in effect for management personnel on the date of termination. USPB will also pay Mr. Linville certain fringe benefits provided to other employees of USPB, but excluding paid vacations, personal and sick days, allowances, telecommunications equipment or services, expense reimbursement (except on prior written approval), or 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination will be paid to CEO in equal monthly payments during the noncompetition period). In return for such payment, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him, within the United States of America, from participating through management or control or consult or employment of any beef packing or processing industry business or enterprise that competes with the business of USPB and its various affiliates. USPB may terminate the USPB noncompetition payments prior to the end of the twelve (12) month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the Linville Employment Agreement.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings. We do not award any other type of compensation to our directors.

The table below reflects compensation paid to each director during the fiscal year 2014.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	3,250
Duane K. Ramsey	3,250
Joe M. Morgan	3,250
Jerry L. Bohn	2,750
Douglas A. Laue	2,250
Rex W. McCloy	2,750
Jeff H. Sternberger	2,250

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

ITEM 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth information with respect to securities available for issuance under our equity compensation plan.

Equity Compensation Plan Information
Plan Category	Type of Equity	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2))
Equity compensation plans approved by security holders		-	N/A	-
Equity compensation plans not approved by security holders		-	N/A	-

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2015 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

Name and Address of Beneficial Owner	Title of Class	Number of Units Beneficially Owned	Percent of Class
Douglas A. Laue (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846
John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871
Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871
Jeff Sternberger (4)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

(1)	Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.
(2)	Includes i) 54,288 Class A and 30,000 Class B units held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and ii) 24,288 Class B units held by Fairleigh Corporation bda Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

The following table furnishes information, as of February 28, 2015, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 32, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number(1)	Percentage(2)	Number(1)	Percentage(2)
Douglas A. Laue(3)	95,000	12.9%	95,000	12.6%
Jeff H. Sternberger(4)	40,770	5.5%	40,770	5.4%
Jerry L. Bohn (5)	35,867	4.9%	31,617	4.2%
Joe M. Morgan(6)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(7)	16,085	2.2%	13,085	1.7%
Duane K. Ramsey(8)	8,800	1.2%	8,800	1.2%
Mark R. Gardiner(9)	3,100	0.4%	3,100	0.4%
Scott J. Miller	-	0.0%	-	0.0%
Stanley D. Linville	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (10 persons)(10)	232,750	31.5%	210,237	27.8%

(1)	Each cooperative shareholder received one Class A unit and one Class B unit in USPB for each share of cooperative common stock held prior to the conversion.

(2)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.

(3)	Includes i) 90,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., of which Mr. Laue is the owner and ii) 5,000 Class A and Class B units held by Black Diamond Custom Feeders, of which Mr. Laue is the owner.

(4)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director. 37,770 of the Class A and Class B units are pledged as security.

(5)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager. All of the units are pledged as security.

(6)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.

(7)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.

(8)	Includes i) 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.

(9)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust and 100 Class A and Class B units, over which Mr. Gardiner has sole voting and investment power.

(10)	Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our directors and all levels of management are required each year to respond to a questionnaire regarding their independence. The questionnaire also requires each director and all levels of management to identify if they or an immediate family member had been indebted to, or had been a participant in any material transactions with, the Company or any of its affiliates. The questionnaire requires disclosure of the name of related parties if such parties have an ownership or management control relationship with the Company sufficient to exert significant influence over the Company’s management or operating policies which could cause significantly different operating results or financial position of the Company.

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

Transactions with NBP

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2014 and 2013, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2014, 2013 and 2012, USPB’s owners and associates provided approximately 23%, 21% and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers, LLP, an independent registered public accounting firm, served as our auditors for fiscal years 2014 and 2013 (thousands of dollars).

	Fiscal Year Ended December 27, 2014	Fiscal Year Ended December 28, 2013
Audit Fees	$111	$113
Audit Related Fees	-	-
Tax Fees	219	260
All Other Fees	-	-
Total	$330	$373

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The consolidated financial statements filed as part of this report at Item 8 are listed in the Index to the Consolidated Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(b)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on May 29, 2014).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 12, 2015

****

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville	Chief Executive Officer
Stanley D. Linville	(Principal Executive Officer)	March 12, 2015

/s/ Scott J. Miller	Chief Financial Officer
Scott J. Miller	(Principal Financial and Accounting Officer)	March 12, 2015

/s/ Mark R. Gardiner
Mark R. Gardiner	Chairman of the Board	March 12, 2015

/s/ Duane K. Ramsey
Duane K. Ramsey	Vice Chairman of the Board	March 12, 2015

/s/ Joe M. Morgan
Joe M. Morgan	Secretary of the Board	March 12, 2015

/s/ Jerry L. Bohn
Jerry L. Bohn	Director	March 12, 2015

/s/ Rex W. McCloy
Rex W. McCloy	Director	March 12, 2015

/s/ Jeff H Sternberger
Jeff H. Sternberger	Director	March 12, 2015

U.S. PREMIUM BEEF, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP	F-2

Consolidated Balance Sheets at December 27, 2014 and December 28, 2013	F-3

Consolidated Statements of Operations for the years ended December 27, 2014, December 28,2013, and December 29, 2012	F-4

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 27,2014, December 28, 2013, and December 29, 2012	F-5

Consolidated Statements of Capital Shares and Equities for the years ended December 27,2014, December 28, 2013, and December 29, 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 27, 2014, December 28,2013, and December 29, 2012	F-6

Notes to Consolidated Financial Statements	F-7

National Beef Packing Company, LLC Consolidated Balance Sheets at December 27, 2014 and December 28, 2013 and Consolidated Statements of Operations, Comprehensive (Loss) Income, Members’ Capital, and Cash Flows for years ended December 27, 2014, December 28, 2013 and December 29, 2012 and Notes to Consolidated Financial Statements	F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners
U.S. Premium Beef, LLC:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, comprehensive (loss)/income, capital shares and equities and cash flows present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years ended December 27, 2014, December 28, 2013 and December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Kansas City, MO
March 12, 2015

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(thousands of dollars, except unit information)

Assets	December 27, 2014	December 28, 2013
Current assets:
Cash and cash equivalents	$92,344	$59,812
Due from affiliates	82	1,488
Other receivables	-	3
Restricted cash	-	36,943
Other current assets	5	385
Total current assets	92,431	98,631
Property, plant, and equipment, at cost	219	250
Less accumulated depreciation	214	244
Net property, plant, and equipment	5	6
Investment in National Beef Packing Company, LLC	147,808	155,928
Other assets	257	323
Total assets	$240,501	$254,888
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$34	$25
Due to affiliates	17	8
Accrued compensation and benefits	1,169	3,898
Other accrued expenses and liabilities	120	105
Patronage notices payable	90	90
Distributions payable	2	223
Total current liabilities	1,432	4,349
Long-term liabilities:
Other liabilities	5,983	6,327
Total long-term liabilities	5,983	6,327
Total liabilities	7,415	10,676

Commitments and contingencies	-	-

Capital shares and equities:
Members’ capital, 735,385, 755,385 authorized, issued and outstanding	233,086	244,212
Total capital shares and equities	233,086	244,212
Total liabilities and capital shares and equities	$240,501	$254,888

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

(thousands of dollars, except unit and per unit data)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	3,116	5,364	5,727
Depreciation and amortization	2	6	7
Total costs and expenses	3,118	5,370	5,734
Operating loss	(3,118)	(5,370)	(5,734)
Other income (expense):
Interest income	47	40	54
Interest expense	(30)	(70)	(253)
Equity in (loss) income of National Beef Packing Company, LLC	(6,140)	(6,464)	8,611
Other, net	204	671	153
Total other (expense) income	(5,919)	(5,823)	8,565
(Loss) income before taxes	(9,037)	(11,193)	2,831
Income tax expense	(2)	(3)	(107)
Net (loss) income	$(9,039)	$(11,196)	$2,724

(Loss) earnings per unit:
Basic
Class A units	$(1.23)	$(1.52)	$0.37
Class B units	$(10.77)	$(13.34)	$3.25
Diluted
Class A units	$(1.23)	$(1.52)	$0.36
Class B units	$(10.77)	$(13.34)	$3.25
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	747,836
Class B units	755,385	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(thousands of dollars)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net (loss) income	$(9,039)	$(11,196)	$2,724
Other comprehensive income (expense):	-	-	-
Comprehensive (loss) income	$(9,039)	$(11,196)	$2,724

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Capital Shares and Equities

(thousands of dollars)

Members’ capital
Balance at December 31, 2011	$275,327
Allocation of net income for the year ended December 29, 2012	2,724
Partner distributions	(23,505)
Balance at December 29, 2012	$254,546
Allocation of net loss for the year ended December 28, 2013	(11,196)
Tax year 2012 over distribution	862
Balance at December 28, 2013	$244,212
Allocation of net loss for the year ended December 27, 2014	(9,039)
Tax year 2013 distribution	(2,087)
Balance at December 27, 2014	$233,086

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(thousands of dollars)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net (loss) income	$(9,039)	$(11,196)	$2,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2	6	7
Equity in loss (income) of National Beef Packing Company, LLC	6,140	6,464	(8,611)
Distribution from National Beef	-	-	8,906
Changes in assets and liabilities (net of acquisition):
Due from affiliates	588	(13)	1,676
Other receivables	3	75	(78)
Other assets	447	955	(1,246)
Accounts payable	9	(17)	(2)
Due to affiliates	9	(438)	412
Accrued compensation and benefits	(3,073)	(1,695)	182
Other accrued expenses and liabilities	14	(92)	(815)
Net cash (used in) provided by operating activities	(4,900)	(5,951)	3,155
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	-	(9)
Proceeds from sale of majority interest in National Beef Packing Co., LLC, net	36,943	-	-
Distributions from National Beef Packing Company, LLC	1,979	4,517	-
Additional minority interest acquired in National Beef Packing Company, LLC	-	(1,507)
Net cash provided by (used in) investing activities	38,922	3,010	(9)
Cash flows from financing activities:
Payments of patronage notices	-	-	(21,868)
Change in overdraft balances	(221)	26	(20,052)
Prior year excess distribution	818	44	-
Partnership distributions and redemptions	(2,087)	-	(541,213)
Net cash (used in) provided by financing activities	(1,490)	70	(583,133)
Net increase (decrease) in cash	32,532	(2,871)	(579,987)
Cash and cash equivalents at beginning of period	59,812	62,683	642,670
Cash and cash equivalents at end of period	$92,344	$59,812	$62,683
Supplemental cash disclosures:
Cash paid during the period for interest	$40	$69	$59
Cash paid during the period for taxes, net	$2	$3	$107

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia), NBP, NBPCo Holdings, LLC (NBPCo), TKK Investments, LLC (TKK), TMKCo, LLC (TMKCo), and TMK Holdings, LLC (TMK Holdings) (Purchase Agreement). The Purchase Agreement provided for (i) Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for $646,777,342 and 19.8775% of the National Interests from NBPCo for $228,591,527; (ii) pursuant to pre-existing put rights, NBP to purchase from TKK and TMKCo all the National Interests owned by TKK and TMKCo for $75,946,955; and (iii) Leucadia to sell to TMK Holdings 0.6522% of the National Interests for $7,500,000 (Leucadia Transaction). Upon consummation of the Leucadia Transaction, the parties owned the following percentage membership interests in NBP: Leucadia 78.9477%; USPB 15.0729%; NBPCo 5.3272%; and TMK Holdings 0.6522%.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which became effective upon closing. The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December. Beginning with fiscal year 2012 the Company will file annual reports for each 52 week or 53 week period ended on the last Saturday, in December.

NBP and its subsidiaries sell meat products to customers in the food service, international, further processor, and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, consumer-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and The Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas. National Carriers, Inc. (National Carriers), NBP’s wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to NBP and third parties and National Elite Transportation, LLC (National Elite), a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC (NBL), a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its unitholders and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2014 and 2013, USPB and NBP agreed to increase the number of cattle that USPB’s unitholders and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2014, 2013 and 2012, USPB’s owners and associates provided approximately 23%, 21% and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

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

NOTE 2. Basis of Presentation and Accounting Policies.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 27, 2014 and December 28, 2013, the Company had cash and cash equivalents of $92.3 million and $59.8 million, respectively.

Restricted Cash

When the Leucadia Transaction closed on December 30, 2011, approximately $36.9 million of the Company’s proceeds were deposited in an escrow account to satisfy potential indemnification claims from Leucadia under the Purchase Agreement. As no indemnification claims were made by Leucadia by the one year anniversary of the closing of the Leucadia Transaction, USPB received 40%, or approximately $14.8 million, in January 2013; however, as those funds remained subject to potential indemnification claims that may arise during the second year after the closing of the Leucadia Transaction, the amount received continued to be shown as Restricted Cash as of December 28, 2013. As no indemnification claims were made by Leucadia by the second anniversary of the closing of the Leucadia Transaction, USPB received the remaining 60%, or approximately $22.1 million, in January 2014.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 27, 2014 and December 28, 2013 follows (thousands of dollars):

	December 27, 2014	December 28, 2013
Land and improvements	$-	$-
Building and improvements	-	-
Machinery and equipment	37	37
Furniture and fixtures	126	126
Trailers and automotive equipment	57	87
Construction in process	-	-
Total property, plant, and equipment, at cost	220	250
Accumulated depreciation	215	244
Property, plant, and equipment, net	$5	$6

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation expense was immaterial for fiscal years ended December 27, 2014 and December 28, 2013.

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in patronage notices payable and distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows. Overdraft balances totaled $0.1 million and $0.3 million as of December 27, 2014 and December 28, 2013, respectively.

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

Noncompetition Payments

The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia transaction. During calendar years 2014 and 2013, the former CEO was paid $847,334 and $767,708, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $850,000 per year during calendar years 2015 through 2021.

The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve month period following his termination of employment with USPB.

As of December 27, 2014 and December 28, 2013, the Company had accrued $5.5 million and $5.9 million, respectively, for the noncompetition agreements.

Earnings Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Consolidated Statement of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating 10% of net income or loss attributable to USPB to Class A units and the remaining 90% is allocated to Class B units. Net income or loss allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Diluted EPU reflects the potential dilution that could occur if the purchase rights or appreciation right provided for in the former CEO’s employment agreement were exercised. In April 2014, the former CEO exercised his right to receive unit appreciation rights on his 20,000 Class A phantom units. The diluted loss per Class A unit calculations for fiscal year 2013 in the following table excludes the effect of the 20,000 Class A unit purchase rights noted above as the effect of including them would have been anti-dilutive to the loss per Class A unit calculation.

(Loss) income Per Unit Calculation	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 27, 2014	December 28, 2013	December 29, 2012

Basic (loss) income per unit:
(Loss) income attributable to USPB available to unitholders (numerator)
Class A	$(904)	$(1,120)	$272
Class B	$(8,135)	$(10,076)	$2,452

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$(1.23)	$(1.52)	$0.37
Class B	$(10.77)	$(13.34)	$3.25

Diluted (loss) income per unit:
(Loss) income attributable to USPB available to unitholders (numerator)
Class A	$(904)	$(1,120)	$272
Class B	$(8,135)	$(10,076)	$2,452

Weighted average outstanding Class A units	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	12,451
Units (denominator)	735,385	735,385	747,836

Weighted average outstanding Class B units	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	755,385	755,385	755,385

Per unit amount
Class A	$(1.23)	$(1.52)	$0.36
Class B	$(10.77)	$(13.34)	$3.25

NOTE 3. Long-Term Debt and Loan Agreements

(a) Master Loan Agreement

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

All of the $5 million revolving credit commitment was available as of December 27, 2014. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company was in compliance with all of the Master Loan Agreement debt covenants as of December 27, 2014.

(b) Capital and Operating Leases

USPB leases its office space in Kansas City, Missouri and Dodge City Kansas. Rent expense associated with operating leases was $0.1 million for fiscal years 2014, 2013 and 2012. USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4. Employee Options and Benefit Plans

The cooperative established a phantom stock option plan for the then CEO which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 9, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units. The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively. In August 2009, Mr. Hunt exercised 20,000 Class B units at an exercise price of $0 per unit. In April 2014, Mr. Hunt exercised his right to receive an appreciation payment for his 20,000 Class A phantom units, which had an exercise price of $55 per unit. The Company recognized compensation expense for Mr. Hunt’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price. For Mr. Hunt’s phantom plan, an increase in compensation expense of $0.0 million and $1.4 million was recognized in fiscal years 2014 and 2013, respectively, and a decrease of $1.1 million was recognized in fiscal year 2012.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. The phantom units will vest over a 5 year period. For the management phantom plan, compensation expense of $0.0 million, $0.5 million, and $0.3 million was recognized in fiscal years 2014, 2013 and 2012, respectively.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period. Compensation expense of $0.0 and $0.1 million was recognized in fiscal years 2014 and 2013.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.0 million, and $1.1 million for fiscal years 2014, 2013 and 2012, respectively.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5. Other Income

Other non-operating income, net was $0.2 million, $0.7 million, and $0.2 million for fiscal years 2014, 2013 and 2012, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes are generally immaterial, and the current provision in tax years 2014 and 2013 was $0.0 million and in tax year 2012 was $0.1 million.

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

USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates. During fiscal years 2014, 2013 and 2012, USPB’s owners and associates provided approximately 23%, 21% and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At December 27, 2014 and December 28, 2013, the Company had receivables from unitholders and associates in the amount of $0.1 million and $1.5 million, respectively.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As December 27, 2014 and December 28, 2013, the Company does not carry any assets or liabilities on its consolidated balance sheet using the three-level fair value hierarchy.

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

NOTE 10. Legal Proceedings

As of December 27, 2014, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

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

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13. Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2014 and 2013 are set forth below (dollars in thousands, except per unit data):

			Net (Loss) Income
		Operating (Loss) Income	Attributable to USPB	Basic (Loss) Earnings Per		Diluted (Loss) Earnings Per
	Net Sales			Class A Unit	Class B Unit	Class A Unit	Class B Unit
2014 quarterly results:
March 29, 2014	$-	$(984)	$(5,064)	$(0.69)	$(6.03)	$(0.69)	$(6.03)
June 28, 2014	-	(830)	93	$0.01	$0.11	$0.01	$0.11
September 27, 2014	-	(540)	3,517	$0.48	$4.19	$0.48	$4.19
December 27, 2014	-	(764)	(7,585)	$(1.03)	$(9.28)	$(1.03)	$(9.28)
	$-	$(3,118)	$(9,039)

2013 quarterly results:
March 30, 2013	$-	$(1,376)	$(4,185)	$(0.57)	$(4.98)	$(0.57)	$(4.98)
June 29, 2013	-	(986)	3,056	$0.42	$3.64	$0.41	$3.64
September 28, 2013	-	(720)	6,532	$0.89	$7.78	$0.88	$7.78
December 28, 2013	-	(2,288)	(16,599)	$(2.26)	$(19.78)	$(2.26)	$(19.78)
	$-	$(5,370)	$(11,196)

NATIONAL BEEF PACKING COMPANY, LLC

Independent Auditor’s Report

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company LLC, and its subsidiaries, which comprise the consolidated balance sheets as of December 27, 2014 and December 28, 2013, and the related consolidated statement of operations, cash flows, members’ capital, and comprehensive (loss)/income for the years ended December 27, 2014, December 28, 2013, and December 29, 2012.

Management’s Responsibility for the Consolidated Financial Statements

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

Auditor’s Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the years ended December 27, 2014, December 28, 2013, and December 29, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

March 12, 2015

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Balance Sheets

(thousands of dollars)

Assets	December 27, 2014	December 28, 2013
Current assets:
Cash and cash equivalents	$15,626	$28,544
Accounts receivable, less allowance for returns and doubtful accounts of $2,146and $2,068, respectively	221,122	207,021
Due from affiliates	1,056	821
Other receivables	3,162	2,925
Inventories	373,761	318,666
Other current assets	14,990	19,938
Total current assets	629,717	577,915
Property, plant, and equipment, at cost
Land and improvements	17,172	16,562
Buildings and improvements	155,765	147,126
Machinery and equipment	283,360	243,026
Trailers and automotive equipment	2,080	1,995
Furniture and fixtures	7,790	6,697
Construction in progress	34,876	39,115
	501,043	454,521
Less accumulated depreciation	106,058	66,952
Net property, plant, and equipment	394,985	387,569
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $135,756 and $90,501, respectively	675,312	720,566
Other assets	5,032	4,654
Total assets	$1,720,037	$1,705,695
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$38,515	$27,536
Cattle purchases payable	109,713	130,362
Accounts payable - trade	64,517	67,694
Due to affiliates	595	451
Accrued compensation and benefits	20,589	31,683
Accrued insurance	32,464	31,285
Other accrued expenses and liabilities	17,850	17,710
Total current liabilities	284,243	306,721
Long-term liabilities:
Long-term debt, excluding current installments	454,024	362,331
Other liabilities	991	1,912
Total long-term liabilities	455,015	364,243
Total liabilities	739,258	670,964
Commitments and contingencies
Members’ capital
Members’ capital attributable to NBP	980,868	1,034,737
Accumulated other comprehensive income attributable to NBP	(89)	(6)
Total members’ capital	980,779	1,034,731
Total liabilities and members’ capital	$1,720,037	$1,705,695

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Operations

(thousands of dollars)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net sales	$7,824,247	$7,486,332	$7,479,251
Costs and expenses:
Cost of sales	7,708,006	7,308,584	7,269,912
Selling, general, and administrative	56,112	56,012	54,838
Depreciation and amortization	85,305	88,484	83,063
Impairment of long-lived assets	-	63,256	-
Total costs and expenses	7,849,423	7,516,589	7,409,453
Operating (loss) income	(25,176)	(30,257)	69,798
Other income (expense):
Interest income	9	61	43
Interest expense	(15,135)	(12,415)	(12,432)
Total other expense	(15,126)	(12,101)	(10,749)
(Loss) income before taxes	(40,302)	(42,358)	59,049
Income tax expense	(435)	(781)	(1,710)
Net (loss) income	(40,737)	(43,139)	57,339
Less net loss (income) attributable to noncontrolling interest	-	255	(209)
Net (loss) income attributable to NBP	$(40,737)	$(42,884)	$57,130

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Comprehensive (Loss) Income

(thousands of dollars)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net (loss) income	$(40,737)	$(43,139)	$57,339
Other comprehensive (loss) income:
Foreign currency translation adjustments	(83)	(24)	18
Comprehensive (loss) income	(40,820)	(43,163)	57,357
Comprehensive loss (income) attributable to noncontrolling interest	-	255	(209)
Comprehensive (loss) income attributable to NBP	$(40,820)	$(42,908)	$57,148

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC
Consolidated Statement of Members’ Capital

(thousands of dollars)

	Members’ Capital Attributable to NBP	Accumulated other comprehensive income (loss)	Non-controlling interest in Kansas City Steak Company, LLC	Total
Balance at December 31, 2011	$1,099,710	$-	$4,068	1,103,778
Net income	57,130	-	209	57,339
Distributions	(59,123)	-	-	(59,123)
Foreign currency translation adjustments	-	18	-	18
Distributions paid to noncontrolling interests	-	-	(283)	(283)
Balance at December 29, 2012	$1,097,717	$18	$3,994	$1,101,729
Net loss	(42,884)	-	(255)	(43,139)
Distributions	(29,967)	-	-	(29,967)
Member contributions	10,000	-	-	10,000
Foreign currency translation adjustments	-	(24)	-	(24)
Distributions paid to noncontrolling interests	-	-	(118)	(118)
Acquisition of remaining interest in Kansas City	-	-	-	-
Steak Company, LLC	(129)	-	(3,621)	(3,750)
Balance at December 28, 2013	$1,034,737	$(6)	$-	$1,034,731
Net loss	(40,737)	-	-	(40,737)
Distributions	(13,132)	-	-	(13,132)
Foreign currency translation adjustments	-	(83)	-	(83)
Balance at December 27, 2014	$980,868	$(89)	$-	$980,779

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Cash Flows

(thousands of dollars)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net (loss) income	$(40,737)	$(43,139)	$57,339
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	85,305	88,484	83,063
Impairment of long-lived assets	-	63,256	-
Loss (gain) on disposal of property, plant, and equipment	(423)	33	(676)
Amortization of debt issuance costs	633	144	-
Changes in assets and liabilities:
Accounts receivable	(14,101)	140	(27,568)
Due from affiliates	(235)	1,286	4,707
Other receivables	(237)	551	5,760
Inventories	(55,095)	(15,752)	(22,415)
Other assets	4,283	3,969	2,669
Cattle purchases payable	(20,649)	(4,194)	33,255
Accounts payable	(3,177)	(19,824)	5,241
Due to affiliates	144	(100)	(1,033)
Accrued compensation and benefits	(11,094)	6,470	(4,375)
Accrued insurance	1,179	2,892	3,070
Other accrued expenses and liabilities	(781)	4,178	2,643
Net cash (used in) provided by operating activities	(54,985)	88,394	141,680
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(48,185)	(44,381)	(45,629)
Proceeds from sale of property, plant, and equipment	1,141	168	2,642
Net cash used in investing activities	(47,044)	(44,213)	(42,987)
Cash flows from financing activities:
Net (payments) under revolving credit lines	135,144	(91,403)	(700)
Repayments of term note payable	(30,000)	(27,750)	(27,750)
Borrowings of term note payable	-	106,750	-
Repayments of other indebtedness/capital leases	(2,472)	(1,479)	(1,277)
Cash paid for financing costs	(346)	(2,882)	-
Member distributions	(13,132)	(29,967)	(62,196)
Member contributions	-	10,000	-
Payment for remaining interest in noncontrolling interest	-	(3,750)	-
Distributions paid to non-controlling interest	-	(118)	(283)
Net cash provided by (used in) financing activities	89,194	(40,599)	(92,206)
Effect of exchange rate changes on cash	(83)	(24)	18
Net (decrease) increase in cash	(12,918)	3,558	6,505
Cash and cash equivalents at beginning of period	28,544	24,986	18,481
Cash and cash equivalents at end of period	$15,626	$28,544	$24,986
Supplemental cash disclosures:
Cash paid during the period for interest	$14,594	$12,978	$12,276
Cash paid during the period for taxes	$188	$642	$983
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$87	$121	$145

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

 NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready animal protein processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas. During 2013, NBP acquired the remaining 25% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP. As of December 27, 2014, approximately 69% of NBP’s employees were represented by collective bargaining agreements. NBP makes certain contributions for the benefit of employees (see Note 7).

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

Fiscal Year

NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2014, 2013, and 2012 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 27, 2014 and December 28, 2013, NBP had cash and cash equivalents of $15.6 million and $28.5 million, respectively, as presented in the consolidated balance sheets and consolidated statement of cash flows.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012 (in thousands).

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance

December 29, 2012	$-	$(10,470)	$9,174	$(1,296)
December 30, 2013	$(1,296)	$(12,663)	$11,891	$(2,068)
December 27, 2014	$(2,068)	$(11,015)	$10,937	$(2,146)

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

Inventories at December 27, 2014 and December 28, 2013 consisted of the following (in thousands):

	December 27, 2014	December 28, 2013

Dressed and boxed meat products	$211,648	$194,291
Beef by-products	140,688	80,197
Supplies and other	21,425	44,178
Total Inventory	$373,761	$318,666

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

Depreciation expense was $40.0 million, $43.2 million, and $37.8 million for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.4 million, $0.6 million, and $0.6 million for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. There were no events or circumstances which would indicated that the carrying amount of NBP’s property, plant, and equipment may not be recoverable during 2014. During the 4th quarter of 2013, NBP recorded an impairment loss on property, plant and equipment located at NBP’s Brawley, California facility of approximately $63.3 million. See note 3 for additional information.

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. NBP evaluates goodwill annually for impairment at the end of December and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value. For goodwill, this test involves comparing the fair value of a reporting unit to the unit’s book value to determine if any impairment exists. Fair values are based on valuation techniques NBP believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. NBP calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. An independent valuation specialist was engaged to assist with the valuation process. As the estimated fair value of NBP was less than its carrying value, further analysis was performed, which indicated that the implied fair value of the goodwill exceeded the carrying amount of the goodwill. Accordingly, goodwill was not impaired. Adverse market or economic events could result in impairment charges in future periods.

The amounts of goodwill are as follows (amounts in thousands):

	December 27,	December 28,
	2014	2013
Beginning balance	$14,991	$14,991
Fair value adjustments	-	-
Ending balance	$14,991	$14,991

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that NBP evaluated its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, NBP groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed on NBP’s intangible assets, no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

The amounts of other intangible assets are as follows (amounts in thousands):

		December 27, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$67,755
Tradenames	20	260,108	39,032
Cattle supply contracts	15	143,600	28,720
Other	10	830	249
	18	$811,068	$135,756

Total intangible assets		$811,068	$135,756

		December 28, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$45,170
Tradenames	20	260,071	26,018
Cattle supply contracts	15	143,600	19,147
Other	10	830	166
	18	$811,031	$90,501

Total intangible assets		$811,031	$90,501

For the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, NBP recognized $45.3 million, $45.3 million, and $45.2 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 27, 2014, for each of the next five years and thereafter:

Estimated amortization expense for fiscal years ended:
2015	$45,254
2016	45,254
2017	45,254
2018	45,254
2019	45,254
Thereafter	449,042
Total	$675,312

Debt Issuance Costs

On March 27, 2014, NBP’s Credit Facility was amended and restated to adjust the minimum tangible net worth covenant requirements, and repayment schedule. The related financing charges of approximately $0.3 million will be amortized over the life of the loan.

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

Amortization of $0.6 million, $0.1 million, and $0.0 million was charged to interest expense during the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively, related to these costs. NBP had unamortized costs of $2.5 million and $2.7 million included in other assets on the consolidated balance sheets at December 27, 2014 and December 28, 2013, respectively.

Overdraft Balances

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on NBP’s consolidated statement of cash flows. Overdraft balances of $90.4 million and $106.8 million were included in trade accounts and cattle purchases payables at December 27, 2014 and December 28, 2013, respectively.

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, the separate legal entity of NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of NBP, as the results of operations are included in the taxable income of the individual members. However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2013, 2012 and 2011.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 27, 2014 and December 28, 2013, as substantially all such debt has a variable interest rate.

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

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $13.1 million, $11.5 million, and $11.8 million for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

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

During the fourth quarter of 2013, after exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, which had been adversely affected by the declining supply of fed cattle available to the plant and fixed cost inefficiencies inherent in a single shift plant, NBP concluded that this facility would continue to generate losses for the foreseeable future. This resulted in a decision in December 2013 to close the facility in May 2014. NBP plans to hold the plant in “mothballed” status indefinitely. Management evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 28, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired. In performing this evaluation, National Beef determined that the Brawley facility was the asset group that represented the lowest level of cash flows that were largely independent of the cash flows of other assets and liabilities.

Management engaged an independent valuation and appraisal firm to assist in estimating the fair value of the long-lived assets at Brawley. NBP’s estimate of fair value was based on an orderly liquidation technique, which represents the amount that can be realized in a liquidation sale, given a reasonable period of time to find a purchaser, assuming an as-is where-is condition. In preparing its analysis, NBP considered current market conditions, replacement cost, as well as the age, physical and functional characteristics of the long-lived assets.

As a result, NBP concluded that the fair value of the long-lived assets at the Brawley facility is $29.9 million at December 28, 2013, and recorded an impairment loss of $63.3 million, which is included in Impairment of long-lived assets on the Consolidated Statements of Operations for the year ended December 28, 2013. As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should NBP decide to sell the facility could have a significant effect on the future value.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

In addition, in connection with closing the Brawley facility, NBP recognized $6.9 million of costs in 2014 including employee separation and retention, systems decommissioning and various other expenses. Of these amounts, $4.6 million related to employee separation, of which a majority is included in selling, general, and administrative in the Consolidated Statements of Income. NBP does not expect to incur significant additional costs related to the closure of the Brawley facility in future periods.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

Income Taxes. In January 2014, NBP adopted new Financial Accounting Standards Board (“FASB”) guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such net operating loss carryforward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The adoption of this guidance did not have an impact on NBP’s consolidated financial statements.

Discontinued Operations. In April 2014, the FASB issued new guidance on the reporting of discontinued operations. The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures. This guidance will be effective prospectively within annual periods beginning on or after December 15, 2014.

Revenue Recognition. In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance will be effective for interim and annual periods beginning after December 15, 2016. NBP is currently evaluating the impact this new guidance will have on NBP’s consolidated financial statements to the extent applicable.

NOTE 5. LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 27, 2014 and December 28, 2013, debt consisted of the following:

	December 27, 2014	December 28, 2013
	(amounts in thousands)
Short-term debt:
Current portion of term loan facility (a)	$35,000	$25,000
Industrial Development Revenue Bonds (b)	$3,430
Current portion of capital lease obligations and other (c)	85	2,536
	$38,515	$27,536
Long-term debt:
Term loan facility (a)	$310,000	$350,000
Industrial Development Revenue Bonds (b)	8,815	12,245
Revolving credit facility (a)	135,144	-
Long-term capital lease obligations and other (c)	65	86
	$454,024	$362,331
Total debt	$492,539	$389,867

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

(a) Senior Credit Facilities— At December 27, 2014, the Company’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $300.0 million, which matures in October 2018. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.50% depending upon certain financial ratios and the rate selected. At December 27, 2014, the interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 3.4%. As of December 28, 2013, the interest rate for the term loan was 2.4%. The credit facility contains a minimum tangible net worth covenant; at December 27, 2014, the Company met this covenant. The credit facility is secured by a first priority lien on substantially all of the Company and its subsidiaries assets.

Borrowings under the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $23.6 million were outstanding at December 27, 2014. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At December 27, 2014, after deducting outstanding amounts and issued letters of credit, $141.2 million of the unused revolver was available to the Company.

(b) Industrial Development Revenue Bonds—Effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings. Under the transaction, the City purchased NBP’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the Dodge City facility and leased the facility to NBP for an identical term under a capital lease. NBP purchased the City’s bonds with proceeds of its term loan under the Credit Facility. Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides NBP with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity. As of December 27, 2014, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million, and will be paid on March 1, 2015 and the $5.9 million series were paid at maturity on October 1, 2009. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

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

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings. Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase equipment within NBP’s Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease. NBP purchased the City’s bonds with proceeds of its term loan under the Credit Facility. Because the city of St. Joseph has assigned the lease to the bond trustee for NBP’s benefit as the sole bondholder, NBP, effectively controls enforcement of the lease against ourselves. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(c) Capital and Operating Leases—NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at December 27, 2014, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-Cancelable Operating Lease Obligations
Fiscal year ending December:	(amounts in thousands)
2015	$85	$17,157
2016	56	11,225
2017	9	7,659
2018	-	3,913
2019	-	1,967
Thereafter	-	1,352
Net minimum lease payments	$150	$43,273
Less amount representing interest	(19)
Present value of net minimum lease payments	$131

Rent expense associated with operating leases was $18.7 million, $17.3 million, and $16.9 million for fiscal years 2014, 2013, and 2012, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 27, 2014, are as follows:

Minimum Principal Maturities
(amounts in thousands)
Fiscal year ending December:
2015	$38,515
2016	41,871
2017	30,009
2018	380,144
2019	-
Thereafter	2,000
Total minimum principal maturities	$492,539

Other Commitments

Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in each of the fiscal years 2014, 2013, and 2012, respectively. Payments under the commitment will be $0.8 million in each of the fiscal years 2015 through 2019, with the remaining balance of $3.3 million to be paid in subsequent years.

Cattle Commitment - NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities. NBP’s cattle commitments as of December 27, 2014 were $121.6 million.

NOTE 6. RETIREMENT PLANS

NBP maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of NBP’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.1 million, $1.1 million, and $1.0 million for the fiscal years 2014, 2013, and 2012, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $1.0 million, $1.0 million, and $0.9 million for the fiscal years 2014, 2013, and 2012, respectively.

Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits. Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million in each of the fiscal years 2014, 2013, and 2012 and are included in selling, general, and administrative.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 7. INCOME TAXES

Income tax expense includes the following current and deferred provisions:

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
		(in thousands)
Current provision:
Federal	$309	$317	$1,188
State	401	267	634
Foreign	33	73	50
Total current tax expense	743	657	1,872
Deferred provision:
Federal	(262)	97	(165)
State	(46)	27	3
Foreign	-	-	-
Total deferred tax expense	(308)	124	(162)
Total income tax expense	$435	$781	$1,710

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
		(in thousands)
Computed “expected” income tax expense	$(14,106)	$(14,735)	$20,594
Passthrough “expected” income tax expense	13,605	15,045	(19,692)
State taxes, net of federal	355	294	637
Permanent differences	328	366
Other	253	(189)	171
Total income tax expense	$435	$781	$1,710

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27, 2014 and December 28, 2013 are presented below:

	52 weeks ended
	December 27, 2014	December 28, 2013
Deferred tax assets:	(in thousands)
Accounts receivable, due to allowance for doubtful accounts	$25	$29
Intangible assets	166	206
Self-insurance and workers compensation accruals	1,219	854
Employee benefit accruals	286	307
Ownership in partnership	69	278
Other	39	221
Total gross deferred tax assets	1,804	1,895
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation	288	583
Other	52	160
Total gross deferred tax liabilities	340	743
Net deferred tax assets	$1,464	$1,152

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

Net deferred tax assets and liabilities at December 27, 2014 and December 28, 2013 are included in the consolidated balance sheet as follows:

	December 27,	December 28,
	2014	2013
	(in thousands)

Other current assets	$1,516	$1,895
Other liabilities	52	743
	$1,464	$1,152

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at December 27, 2014 and December 28, 2013. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in NBP’s Consolidated Financial Statements as of December 27, 2014 or December 28, 2013.

NOTE 8. RELATED PARTY TRANSACTIONS

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During fiscal years 2014, 2013, and 2012, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended

	December 27, 2014	December 28, 2013	December 29, 2012
Sales to:
Beef Products, Inc. (1)	$43,204	$25,553	$74,199
Total sales to affiliate	$43,204	$25,553	$74,199

Purchases from:
Beef Products, Inc. (1)	$12,724	$9,445	$17,453
Total purchases from affiliate	$12,724	$9,445	$17,453

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At December 27, 2014 and December 28, 2013, the amounts due from BPI for the sale of beef trimmings were approximately $1.1 million and $0.8 million, respectively. At December 27, 2014 and December 28, 2013, the amounts due to BPI for the purchase of processed lean beef were approximately $0.2 million and $0.0 million, respectively.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants. In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. During fiscal years 2014 and 2013, NBP paid approximately $1.6 million and $1.6 million, respectively, to BPI in technology and support fees.

In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to NBP, entered into a contract with USPB to purchase a portion of its annual cattle requirements. In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. At the beginning of fiscal year 2005, USPB converted to a limited liability company. USPB now facilitates the delivery of cattle annually to NBP through its individual producer-owners. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers. During the fiscal year ended December 27, 2014 and December 28, 2013 NBP obtained approximately 23% and 21% respectively, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of December 27, 2014, and December 28, 2013 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets - derivatives	$5,402	$5,402	$-	$-

Other accrued expenses and liabilities - derivatives	$556	$-	$556	$-

Description	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets - derivatives	$2,429	$-	$2,429	$-

Other accrued expenses and liabilities - derivatives	$2,383	$2,383	$-	$-

NOTE 10. DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices. To manage these risks, NBP may enter into the following derivative instruments pursuant to its established policies:

•	Forward purchase contracts for cattle for use in its beef plants

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

•	Exchange traded futures contracts for cattle
•	Exchange traded futures contracts for grain

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 27, 2014 and December 28, 2013. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features. NBP has ($2.9) million and $5.4 million in cash collateral posted on its derivative liabilities included in other current assets on the consolidated balance sheets as of December 27, 2014 and December 28, 2013 respectively.

The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of December 27, 2014 and December 28, 2013 (in thousands of dollars):

December 27, 2014	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$5,402	Other accrued expenses and liabilities	$556
Total		$5,402		$556

December 28, 2013	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current assets	$2,429	Other accrued expenses and liabilities	$2,383
Total		$2,429		$2,383

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012 (in thousands of dollars):

		Amount of Gain (Loss) Recognized in Income On Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	December 27, 2014	December 28, 2013	December 29, 2012

Commodity contracts	Net sales	$2,830	$(465)	$288
Commodity contracts	Cost of sales	-	120	(911)
Total		$2,830	$(345)	$(623)

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 11. LEGAL PROCEEDINGS

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

In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (Regional Board) issued an administrative civil liability complaint to NBP’s wholly-owned subsidiary, National Beef California, L.P. (NBC).  The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (WWTP) pollutants that caused “pass through” or “interference” with the WWTP.  The complaint assessed a penalty of $3,750,000.  A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (State Board) to take up the matter.  The State Board has indicated that it will pursue a complaint against NBC, but on a basis different from that of the Regional Board complaint.  NBP believes it has meritorious defenses to both the Regional Board complaint and any complaint the State Board may ultimately bring and intends to defend against such complaints vigorously.  There can be no assurances, however, as to the outcome of this matter or the impact on NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

NOTE 12. SUBSEQUENT EVENTS

NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 12, 2015, the date the financial statements were available for issuance.

