Form 10-Q
period 2015-03-28
U. S. Premium Beef, LLC
filed 2015-05-08
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

The registrant’s units are not traded on an exchange or in any public market. As of April 25, 2015, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(thousands of dollars, except unit information)

Assets	March 28, 2015	December 27, 2014
Current assets:
Cash and cash equivalents	$91,492	$92,344
Due from affiliates	58	82
Other current assets	29	5
Total current assets	91,579	92,431
Property, plant, and equipment, at cost	217	219
Less accumulated depreciation	213	214
Net property, plant, and equipment	4	5
Investment in National Beef Packing Company, LLC	142,754	147,808
Other assets	196	257
Total assets	$234,533	$240,501
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$119	$34
Due to affiliates	19	17
Accrued compensation and benefits	1,114	1,169
Other accrued expenses and liabilities	101	120
Patronage notices payable	90	90
Distributions payable	2	2
Total current liabilities	1,445	1,432
Long-term liabilities:
Other liabilities	5,853	5,983
Total long-term liabilities	5,853	5,983
Total liabilities	7,298	7,415

Commitments and contingencies	-	-

Capital shares and equities:
Members’ capital, 735,385, 755,385 authorized, issued and outstanding	227,235	233,086
Total capital shares and equities	227,235	233,086
Total liabilities and capital shares and equities	$234,533	$240,501

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Operations

(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)

Net sales	$-	$-

Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	806	984
Depreciation and amortization	1	-
Total costs and expenses	807	984

Operating loss	(807)	(984)

Other income (expense):
Interest income	12	12
Interest expense	(3)	(13)
Equity interest in net loss of National Beef Packing Company, LLC	(5,054)	(4,252)
Other, net	1	173
Loss before taxes	(5,851)	(5,064)

Income tax expense	-	-
Net loss	$(5,851)	$(5,064)

Loss per unit:
Basic
Class A units	$(0.80)	$(0.69)
Class B units	$(6.97)	$(6.03)
Diluted
Class A units	$(0.80)	$(0.69)
Class B units	$(6.97)	$(6.03)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)

	13 weeks ended	13 weeks ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,851)	$(5,064)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1	-
Equity in losses of National Beef Packing Company, LLC	5,054	4,252
Changes in assets and liabilities:
Due from affiliates	24	579
Other receivables	-	3
Other assets	37	227
Accounts payable	85	97
Due to affiliates	2	30
Accrued compensation and benefits	(185)	(653)
Other accrued expenses and liabilities	(19)	14
Net cash used in operating activities	(852)	(515)
Cash flows from investing activities:
Release of escrowed funds related to the 2011 transaction with Leucadia	-	36,943
Net cash provided by investing activities	-	36,943
Cash flows from financing activities:
Change in overdraft balances	-	(190)
Prior year excess distribution	-	818
Member distributions	-	(2,087)
Net cash used in financing activities	-	(1,459)
Net (decrease) increase in cash	(852)	34,969
Cash and cash equivalents at beginning of the period	92,344	59,812
Cash and cash equivalents at end of the period	$91,492	$94,781

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 27, 2014. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen week period ended March 28, 2015 (thousands of dollars).

Balance at December 27, 2014	$233,086
Allocation of net loss for the thirteen week period ended March 28, 2015	(5,851)
Balance at March 28, 2015	$227,235

(3) Loss Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. For the thirteen week periods ended March 28, 2015 and March 29, 2014, net loss was allocated 10% to the Class A’s and 90% to the Class B’s. The net loss allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if the purchase rights or appreciation right provided for in the former CEO’s employment agreement were exercised. The diluted loss per Class A unit calculations for the 13 week period ended March 29, 2014 in the following table excludes the effect of the 20,000 Class A unit purchase rights as the effect of including them would have been anti-dilutive to the calculation. In April 2014, the former CEO exercised his right to receive unit appreciation rights on his 20,000 Class A phantom units and was paid approximately $2.2 million for the Class A phantom appreciation right payment.

Loss Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 28, 2015	March 29, 2014

Basic loss per unit
Loss attributable to USPB available to unitholders (numerator)
Class A	$(585)	$(506)
Class B	$(5,266)	$(4,558)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(0.80)	$(0.69)
Class B	$(6.97)	$(6.03)

Diluted loss per unit:
Loss attributable to USPB available to unitholders (numerator)
Class A	$(585)	$(506)
Class B	$(5,266)	$(4,558)

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-
Units (denominator)	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$(0.80)	$(0.69)
Class B	$(6.97)	$(6.03)

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen week periods ended March 28, 2015 and March 29, 2014 (thousands of dollars):

	13 weeks ended	13 weeks ended
	March 28, 2015	March 29, 2014
Net sales	$1,852,309	$1,885,754

Costs and expenses:
Cost of sales	1,848,157	1,874,963
Selling, general, and administrative expenses	15,241	14,018
Depreciation and amortization	21,787	20,760
Total costs and expenses	1,885,185	1,909,741

Operating loss	(32,876)	(23,987)

Other income (expense):
Interest income	17	3
Interest expense	(4,416)	(3,254)
Other, net	3,690	(774)
Loss before taxes	(33,585)	(28,012)

Income tax expense	54	(197)
Net loss	(33,531)	(28,209)

NBP’s net loss attributable to USPB	$(5,054)	$(4,252)

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

Investment in National Beef Packing Company, LLC

NBP processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets. It operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S. NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products. The wet blue tanning facility is the largest in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail. NBP also owns a refrigerated and livestock transportation company that provides transportation services for NBP and third parties.

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

The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases. The ratio during the first quarter of 2015 was largely unchanged from the comparable 2014 period.

Revenues in the first quarter of 2015 decreased in comparison to the same period in 2014, due primarily to lower sales volume, as fewer cattle were processed, partially offset by higher selling prices. The change in cost of sales during 2015 compared to 2014 reflects higher cattle prices tempered by the lower volume. As a result, gross margin was compressed and pre-tax results were adversely impacted.

Compensation and benefits for the first quarter of 2014 include $2.1 million related to employee separation in connection with closing the Brawley facility.

USPB Results of Operations

Thirteen weeks ended March 28, 2015 compared to thirteen weeks ended March 29, 2014

Net Sales. There were no Net Sales in the thirteen week periods ended March 28, 2015 and March 29, 2014.

Cost of Sales. There were no Cost of Sales in the thirteen week periods ended March 28, 2015 and March 29, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen weeks ended March 28, 2015 compared to approximately $1.0 million for the thirteen weeks ended March 29, 2014, a decrease of approximately $0.2 million. The decrease is primarily due to lower salary, bonus and phantom unit plan expenses.

Operating Loss. Operating loss was approximately $0.8 million for the thirteen weeks ended March 28, 2015 compared to an operating loss of approximately $1.0 million for the thirteen weeks ended March 29, 2014, a decrease of approximately $0.2 million.

Equity Interest in Net Loss of National Beef Packing Company, LLC. Equity in NBP net loss was $5.1 million for the thirteen weeks ended March 28, 2015 compared to $4.3 million for the thirteen weeks ended March 29, 2014. The increase in net loss is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.0 million and $0.2 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively, a decrease of approximately $0.2 million.  The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

Net Loss.  Net loss for the thirteen-week period ended March 28, 2015 was approximately $5.9 million compared to net loss of approximately $5.1 million for the thirteen-week period ended March 29, 2014, an increased loss of approximately $0.8 million.

Liquidity and Capital Resources

As of March 28, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $90.1 million, which included cash and cash equivalents of $91.5 million.  As of December 27, 2014, we had net working capital (the excess of current assets over current liabilities) of approximately $91.0 million, which included cash and cash equivalents of $92.3 million.  Our primary sources of liquidity for the first quarter of fiscal year 2015 and fiscal year 2014 were cash, and cash and cash flow from investing activities, respectively, and available borrowings under the Master Loan Agreement (as further described below).

As of March 28, 2015, USPB had no long-term debt outstanding.  We had a $5.0 million revolving term loan with CoBank all of which was available.  USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of March 28, 2015.

USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements.

If NBP continues to sustain losses and does not make distributions to the Company, we believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2014.

Operating Activities

Net cash used in operating activities in the thirteen weeks ended March 28, 2015 was approximately $0.9 million compared to approximately $0.5 million in the thirteen weeks ended March 29, 2014.  The $0.4 million change was primarily due to the net of higher bonuses payments, which was partially offset by the collection of receivables in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2015.

Investing Activities

Net cash provided by investing activities in the thirteen weeks ended March 28, 2015 was $0.0 million compared to approximately $36.9 million for the thirteen weeks ended March 29, 2014.  The cash flow in the 2014 period related to the receipt of the monies that were placed in escrow as a result of the 2011 transaction with Leucadia.

Financing Activities

Net cash used in financing activities was $0.0 million in the thirteen weeks ended March 28, 2015 compared to $1.5 million in the thirteen weeks ended March 29, 2014.  The change was primarily related to distributions to USPB’s unitholders, which was partially offset by the collection of tax year 2012 over-distributions.

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

All of the $5 million revolving credit commitment was available as of March 28, 2015.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

On December 30, 2011, in connection with the closing of the transaction with Leucadia, the Company and CoBank entered into the Consent and First Amendment to Pledge Agreement and Security Agreement, by which CoBank agreed to (i) consent to the Membership Interest Sale and the PA Distribution, (ii) release its security interest in, and liens on, the Membership Interests being sold pursuant to the Membership Interest Sale, (iii) consent to the NBP Pledge (described below) and (iv) consent to the amendments and restatements of the NBP Operating Agreement and the PA Newco Operating Agreement. The NBP Pledge grants NBP a perfected security interest in and to USPB’s membership interests in, and distributions from, NBP, subject only to the prior first priority security interest held by CoBank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding.  As of March 28, 2015, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 have not materially changed.  Please refer to the Company’s report on Form 10-K for the fiscal year ended December 27, 2014 to consider those risk factors.

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

Date: May 8, 2015

