Form 10-Q
period 2015-06-27
U. S. Premium Beef, LLC
filed 2015-08-07
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015
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

The registrant’s units are not traded on an exchange or in any public market. As of July 25, 2015, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(thousands of dollars, except unit information)

Assets	June 27, 2015	December 27, 2014
Current assets:
Cash and cash equivalents	$90,543	$92,344
Due from affiliates	94	82
Other current assets	25	5
Total current assets	90,662	92,431
Property, plant, and equipment, at cost	223	219
Less accumulated depreciation	199	214
Net property, plant, and equipment	24	5
Investment in National Beef Packing Company, LLC	141,303	147,808
Other assets	197	257
Total assets	$232,186	$240,501
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$54	$34
Due to affiliates	25	17
Accrued compensation and benefits	1,132	1,169
Other accrued expenses and liabilities	98	120
Patronage notices payable	90	90
Distributions payable	2	2
Total current liabilities	1,401	1,432
Long-term liabilities:
Other liabilities	5,374	5,983
Total long-term liabilities	5,374	5,983
Total liabilities	6,775	7,415

Commitments and contingencies	-	-

Capital shares and equities:
Members’ capital, 735,385, 755,385 authorized, issued and outstanding	225,411	233,086
Total capital shares and equities	225,411	233,086
Total liabilities and capital shares and equities	$232,186	$240,501

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Operations

(thousands of dollars, except per unit and per unit data)

	13 weeks	13 weeks	26 weeks	26 weeks
	ended	ended	ended	ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	380	830	1,185	1,814
Depreciation and amortization	1	-	2	1
Total costs and expenses	381	830	1,187	1,815

Operating loss	(381)	(830)	(1,187)	(1,815)

Other income (expense):
Interest income	11	12	23	24
Interest expense	(3)	(11)	(6)	(24)
Equity interest in net (loss) income of National Beef Packing Company, LLC	(1,451)	924	(6,505)	(3,328)
Other, net	-	(2)	-	172
(Loss) income before taxes	(1,824)	93	(7,675)	(4,971)

Income tax expense	-	-	-	-
Net (loss) income	$(1,824)	$93	$(7,675)	$(4,971)

(Loss) income per unit:
Basic
Class A units	$(0.25)	$0.01	$(1.04)	$(0.68)
Class B units	$(2.17)	$0.11	$(9.14)	$(5.92)
Diluted
Class A units	$(0.25)	$0.01	$(1.04)	$(0.68)
Class B units	$(2.17)	$0.11	$(9.14)	$(5.92)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

Statements of Cash Flows

(thousands of dollars)

	26 weeks ended	26 weeks ended
	June 27, 2015	June 28, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,675)	$(4,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	1
Equity in net loss (earnings) of National Beef Packing Company, LLC	6,505	3,328
Changes in assets and liabilities:
Due from affiliates	(12)	551
Other receivables	-	3
Other assets	40	421
Accounts payable	20	(11)
Due to affiliates	8	61
Accrued compensation and benefits	(646)	(2,972)
Other accrued expenses and liabilities	(22)	(55)
Net cash used in operating activities	(1,780)	(3,644)
Cash flows from investing activities:
Capital expenditures	(21)	-
Release of escrowed funds related to the 2011 transaction with Leucadia	-	36,943
Net cash (used in) provided by investing activities	(21)	36,943
Cash flows from financing activities:
Change in overdraft balances	-	(221)
Prior year excess distribution	-	818
Member distributions	-	(2,087)
Net cash used in financing activities	-	(1,490)
Net (decrease) increase in cash	(1,801)	31,809
Cash and cash equivalents at beginning of the period	92,344	59,812
Cash and cash equivalents at end of the period	$90,543	$91,621

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

(2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 27, 2015 (thousands of dollars).

Balance at December 27, 2014	$233,086
Allocation of net loss for the twenty-six week period ended June 27, 2015	(7,675)
Balance at June 27, 2015	$225,411

(3) Net (Loss) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. For the thirteen and twenty-six week periods ended June 27, 2015 and June 28, 2014, net (loss) income, respectively, was allocated 10% to the Class A’s and 90% to the Class B’s. The net (loss) income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if the purchase rights or appreciation right provided for in the former CEO’s employment agreement were exercised. The diluted loss per Class A unit calculations for the twenty-six week period ended June 28, 2014 in the following table excludes the effect of the 20,000 Class A unit purchase rights as the effect of including them would have been anti-dilutive to the calculation. In early April 2014, the former CEO exercised his right to receive unit appreciation rights on his 20,000 Class A phantom units and was paid approximately $2.2 million for the Class A phantom appreciation right payment. As the exercise occurred in early April 2014, the potential dilutive effect of the 20,000 Class A units was not taken into consideration in the 13 week period ended June 28, 2014.

Net (Loss) Income Per Unit Calculation
	13 weeks	13 weeks	26 weeks	26 weeks
	ended	ended	ended	ended
(thousands of dollars, except unit and per unit data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Basic net (loss) income per unit
Net (loss) income attributable to USPB available to unitholders (numerator)
Class A	$(182)	$9	$(768)	$(497)
Class B	$(1,642)	$84	$(6,907)	$(4,474)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(0.25)	$0.01	$(1.04)	$(0.68)
Class B	$(2.17)	$0.11	$(9.14)	$(5.92)

Diluted net (loss) income per unit:
Net (loss) income attributable to USPB available to unitholders (numerator)
Class A	$(182)	$9	$(768)	$(497)
Class B	$(1,642)	$84	$(6,907)	$(4,474)

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	-	-
Units (denominator)	735,385	735,385	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(0.25)	$0.01	$(1.04)	$(0.68)
Class B	$(2.17)	$0.11	$(9.14)	$(5.92)

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 27, 2015 and June 28, 2014 (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$1,994,486	$2,003,612	$3,846,795	$3,889,366

Costs and expenses:
Cost of sales	1,961,499	1,958,685	3,809,657	3,833,648
Selling, general, and administrative expenses	16,156	14,892	31,397	28,910
Depreciation and amortization	22,082	21,195	43,868	41,955
Total costs and expenses	1,999,737	1,994,772	3,884,922	3,904,513

Operating (loss) income	(5,251)	8,840	(38,127)	(15,147)

Other (expense) income:
Interest income	-	2	17	5
Interest expense	(4,300)	(3,966)	(8,716)	(7,220)
Other, net	151	1,642	3,841	868
Loss before taxes	(9,400)	6,518	(42,985)	(21,494)

Income tax expense	(226)	(390)	(172)	(587)
Net (loss) income	(9,626)	6,128	(43,157)	(22,081)

NBP’s net (loss) income attributable to USPB	$(1,451)	$924	$(6,505)	$(3,328)

Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment in NBP, which is other than temporary.  Such potential decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.  If the beef industry continues to experience a compressed margin environment, which causes NBP to continue to incur operating losses, the Company will record an impairment charge.

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

Investment in National Beef Packing Company, LLC

On December 30, 2011, USPB sold the majority of its ownership interest in NBP.  On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting.  Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary.  Such potential decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.  If the beef industry continues to experience a compressed margin environment, which causes NBP to continue to incur operating losses, the Company will record an impairment charge.

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

Revenues in the thirteen and twenty-six weeks ended June 27, 2015 decreased in comparison to the same periods in fiscal year 2014, due primarily to lower sales volume, as fewer cattle were processed, partially offset by higher selling prices.  The change in cost of sales during the 2015 periods compared to the 2014 periods primarily reflects higher cattle prices tempered by the lower volume.  As a result, gross margin was compressed and pre-tax results were adversely impacted.

USPB Results of Operations

Thirteen weeks ended June 27, 2015 compared to thirteen weeks ended June 28, 2014

Net Sales.  There were no Net Sales in the thirteen week periods ended June 27, 2015 and June 28, 2014.

Cost of Sales.  There were no Cost of Sales in the thirteen week periods ended June 27, 2015 and June 28, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $0.4 million for the thirteen weeks ended June 27, 2015 compared to approximately $0.8 million for the thirteen weeks ended June 28, 2014, a decrease of approximately $0.4 million.  The decrease is primarily due to lower non-compete, phantom unit, and bonus expenses.

Operating Loss.  Operating loss was approximately $0.4 million for the thirteen weeks ended June 27, 2015 compared to an operating loss of approximately $0.8 million for the thirteen weeks ended June 28, 2014, a decrease of approximately $0.4 million.

Equity Interest in Net Loss (Income) of National Beef Packing Company, LLC.  Equity in NBP net loss was $1.5 million for the thirteen weeks ended June 27, 2015 compared to equity in NBP net income of $0.9 million for the thirteen weeks ended June 28, 2014.  The increase in net loss is primarily due to lower gross margins at NBP.  USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Net Loss (Income).  Net loss for the thirteen-week period ended June 27, 2015 was approximately $1.8 million compared to net income of approximately $0.1 million for the thirteen-week period ended June 28, 2014, a change of approximately $1.9 million.

Twenty-six weeks ended June 27, 2015 compared to twenty-six weeks ended June 28, 2014

Net Sales.  There were no Net Sales in the twenty-six week periods ended June 27, 2015 and June 28, 2014.

Cost of Sales.  There were no Cost of Sales in the twenty-six week periods ended June 27, 2015 and June 28, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.2 million for the twenty-six weeks ended June 27, 2015 compared to approximately $1.8 million for the twenty-six weeks ended June 28, 2014, a decrease of approximately $0.6 million.  The decrease is primarily due to lower non-compete, phantom unit, bonus expenses.

Operating Loss.  Operating loss was approximately $1.2 million for the twenty-six weeks ended June 27, 2015 compared to an operating loss of approximately $1.8 million for the twenty-six weeks ended June 28, 2014, a decrease of approximately $0.6 million.

Equity Interest in Net Loss of National Beef Packing Company, LLC.  Equity in NBP net loss was $6.5 million for the twenty-six weeks ended June 27, 2015 compared to $3.3 million for the twenty-six weeks ended June 28, 2014.  The increase in net loss is primarily due to lower gross margins at NBP.  USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net.  Other income was $0.0 million and $0.2 million for the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, a decrease of approximately $0.2 million.  The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

Net Loss.  Net loss for the twenty-six-week period ended June 27, 2015 was approximately $7.7 million compared to net loss of approximately $5.0 million for the twenty-six-week period ended June 28, 2014, an increased loss of approximately $2.7 million.

Liquidity and Capital Resources

As of June 27, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $89.3 million, which included cash and cash equivalents of $90.5 million.  As of December 27, 2014, we had net working capital of approximately $91.0 million, which included cash and cash equivalents of $92.3 million.  Our primary sources of liquidity for the first two quarters of fiscal year 2015 and fiscal year 2014 were cash, and cash and cash flow from investing activities, respectively, and available borrowings under the Master Loan Agreement.

As of June 27, 2015, USPB had no long-term debt outstanding.  We had a $5.0 million revolving term loan with CoBank all of which was available.  USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of June 27, 2015.

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

Operating Activities

Net cash used in operating activities in the twenty-six weeks ended June 27, 2015 was approximately $1.8 million compared to approximately $3.6 million in the twenty-six weeks ended June 28, 2014.  The $1.8 million decrease was primarily due to the appreciation right payment made to the former CEO in April 2014.

Investing Activities

Net cash provided by investing activities in the twenty-six weeks ended June 27, 2015 was $0.0 million compared to approximately $36.9 million for the twenty-six weeks ended June 28, 2014.  The cash flow in the 2014 period related to the receipt of the monies that were placed in escrow as a result of the 2011 transaction with Leucadia.

Financing Activities

Net cash used in financing activities was $0.0 million in the twenty-six weeks ended June 27, 2015 compared to $1.5 million in the twenty-six weeks ended June 28, 2014.  The change was primarily related to distributions to USPB’s unitholders in 2014, which was partially offset by the collection of tax year 2012 over-distributions.

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

All of the $5 million revolving credit commitment was available as of June 27, 2015.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of June 27, 2015, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: August 7, 2015

