Form 10-Q
period 2015-09-26
U. S. Premium Beef, LLC
filed 2015-11-06
CIK 1289237

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market.  As of October 31, 2015, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	September 26, 2015	December 27, 2014
Current assets:
Cash and cash equivalents	$89,749	$92,344
Due from affiliates	96	82
Other current assets	15	5
Total current assets	89,860	92,431
Property, plant, and equipment, at cost	223	219
Less accumulated depreciation	200	214
Net property, plant, and equipment	23	5
Investment in National Beef Packing Company, LLC	136,447	147,808
Other assets	197	257
Total assets	$226,527	$240,501
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$27	$34
Due to affiliates	19	17
Accrued compensation and benefits	977	1,169
Other accrued expenses and liabilities	51	120
Patronage notices payable	90	90
Distributions payable	2	2
Total current liabilities	1,166	1,432
Long-term liabilities:
Other liabilities	5,229	5,983
Total long-term liabilities	5,229	5,983
Total liabilities	6,395	7,415

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	220,132	233,086
Total capital shares and equities	220,132	233,086
Total liabilities and capital shares and equities	$226,527	$240,501

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES Statements of Operations (thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	430	540	1,616	2,354
Depreciation and amortization	2	-	4	1
Total costs and expenses	432	540	1,620	2,355

Operating loss	(432)	(540)	(1,620)	(2,355)

Other (expense) income:
Interest income	11	12	34	35
Interest expense	(3)	(3)	(9)	(27)
Equity interest in net (loss) income of National Beef
Packing Company, LLC	(4,856)	4,020	(11,361)	692
Other, net	2	28	2	201
(Loss) income before taxes	(5,278)	3,517	(12,954)	(1,454)

Income tax expense	-	-	-	-
Net (loss) income	$(5,278)	$3,517	$(12,954)	$(1,454)

(Loss) income per unit:
Basic
Class A units	$(0.72)	$0.48	$(1.76)	$(0.20)
Class B units	$(6.29)	$4.19	$(15.43)	$(1.73)
Diluted
Class A units	$(0.72)	$0.48	$(1.76)	$(0.20)
Class B units	$(6.29)	$4.19	$(15.43)	$(1.73)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	55,385
Diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)
	39 weeks ended	39 weeks ended
	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(12,954)	$(1,454)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4	1
Equity in net loss (earnings) of National Beef Packing Company, LLC	11,361	(692)
Changes in assets and liabilities:
Due from affiliates	(14)	562
Other receivables	-	3
Other assets	50	437
Accounts payable	(7)	(17)
Due to affiliates	2	18
Accrued compensation and benefits	(946)	(3,052)
Other accrued expenses and liabilities	(69)	(59)
Net cash used in operating activities	(2,573)	(4,253)
Cash flows from investing activities:
Capital expenditures	(22)	-
Distribution from National Beef Packing Company, LLC	-	1,979
Release of escrowed funds related to the 2011 transaction with Leucadia	-	36,943
Net cash (used in) provided by investing activities	(22)	38,922
Cash flows from financing activities:
Change in overdraft balances	-	(221)
Prior year excess distribution	-	818
Member distributions	-	(2,087)
Net cash used in financing activities	-	(1,490)
Net (decrease) increase in cash	(2,595)	33,179
Cash and cash equivalents at beginning of the period	92,344	59,812
Cash and cash equivalents at end of the period	$89,749	$92,991

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

 (2) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 26, 2015 (thousands of dollars).

Balance at December 27, 2014	$233,086
Net loss for the thirty-nine week period ended September 26, 2015	(12,954)
Balance at September 26, 2015	$220,132

 (3) Net (Loss) Income Attributable to USPB Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units.  For the thirteen and thirty-nine week periods ended September 26, 2015 and September 27, 2014, net (loss) income, respectively, was allocated 10% to the Class A’s and 90% to the Class B’s.  The net (loss) income allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur if the purchase rights or appreciation right provided for in the former CEO’s employment agreement were exercised.  The diluted loss per Class A unit calculations for the thirty-nine week period ended September 27, 2014 in the following table excludes the effect of the 20,000 Class A unit purchase rights as the effect of including them would have been anti-dilutive to the calculation.  In early April 2014, the former CEO exercised his right to receive unit appreciation rights on his 20,000 Class A phantom units and was paid approximately $2.2 million for the Class A phantom appreciation right payment.  As the exercise occurred in early April 2014, the potential dilutive effect of the 20,000 Class A units was not taken into consideration in the 13 week period ended September 27, 2014.  There are no other potentially dilutive Class A or Class B units outstanding.

Net (Loss) Income Per Unit Calculation

	13 weeks ended September 26, 2015	13 weeks ended September 27, 2014	39 weeks ended September 26, 2015	39 weeks ended September 27, 2014
(thousands of dollars, except unit and per unit data)

Basic net (loss) income per unit:
Net (loss) income attributable to USPB available to
unitholders (numerator)
Class A	$(528)	$352	$(1,295)	$(145)
Class B	$(4,751)	$3,165	$(11,659)	$(1,309)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(0.72)	$0.48	$(1.76)	$(0.20)
Class B	$(6.29)	$4.19	$(15.43)	$(1.73)

Diluted net (loss) income per unit:
Net (loss) income attributable to USPB available to
unitholders (numerator)
Class A	$(528)	$352	$(1,295)	$(145)
Class B	$(4,751)	$3,165	$(11,659)	$(1,309)

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	-	-
Units (denominator)	735,385	735,385	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(0.72)	$0.48	$(1.76)	$(0.20)
Class B	$(6.29)	$4.19	$(15.43)	$(1.73)

(4) Investment in National Beef Packing Company, LLC

As of December 31, 2011, USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.  Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 26, 2015 and September 27, 2014 (thousands of dollars):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$1,863,040	$1,983,058	$5,709,835	$5,872,424

Costs and expenses:
Cost of sales	1,849,023	1,917,114	5,658,679	5,750,762
Selling, general, and administrative expenses	15,485	14,482	46,882	43,392
Depreciation and amortization	22,528	21,479	66,397	63,434
Total costs and expenses	1,887,036	1,953,075	5,771,958	5,857,588

Operating (loss) income	(23,996)	29,983	(62,123)	14,836

Other (expense) income:
Interest income	3	2	20	6
Interest expense	(3,902)	(3,910)	(12,619)	(11,130)
Other, net	(3,786)	232	56	1,101
Loss (income) before taxes	(31,681)	26,307	(74,666)	4,813

Income tax expense	(538)	362	(710)	(225)
Net (loss) income	(32,219)	26,669	(75,376)	4,588

NBP's net (loss) income attributable to USPB	$(4,856)	$4,020	$(11,361)	$692

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

Investment in National Beef Packing Company, LLC

On December 30, 2011, USPB sold the majority of its ownership interest in NBP.  On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting.  Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment which is other than temporary.  Such potential decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.  If the beef industry continues to experience a compressed margin environment, which causes NBP to continue to incur operating losses, the Company will record an impairment charge.

NBP processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets.  It operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S.  NBP’s products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  The wet blue tanning facility is one of the largest in the world and sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries.  NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels as well as direct to consumers through the internet and direct mail.  NBP also owns a refrigerated and livestock transportation company that provides transportation services for NBP and third parties.

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

Sales in the thirteen and thirty-nine weeks ended September 26, 2015 decreased in comparison to the same periods in fiscal year 2014, due primarily to lower sales volume, as fewer cattle were processed.  In the current quarter, the decline in sales also reflected a decrease in selling prices.  Additionally, during the current quarter and year-to-date period, decreases to revenues of $34.1 million and $36.4 million, respectively, were recorded as a result of mark-to-market adjustments on NBP’s futures position due to a significant drop in live cattle futures prices late in the quarter. For the thirty-nine week period in 2015, the decline in sales volume was partially offset by higher selling prices.

The change in cost of sales during the thirteen week period in 2015 as compared to the same period in 2014, primarily reflects a decline in the number of cattle processed and a decrease in the price of cattle. For the year-to-date period, the cost of sales declined compared to the same period in 2014, due to  fewer cattle processed that was partially offset by an increase in the price of cattle. As a result, gross margin was compressed and pre-tax results were adversely impacted.

USPB Results of Operations

Thirteen weeks ended September 26, 2015 compared to thirteen weeks ended September 27, 2014

Net Sales.  There were no Net Sales in the thirteen week periods ended September 26, 2015 and September 27, 2014.

Cost of Sales.  There were no Cost of Sales in the thirteen week periods ended September 26, 2015 and September 27, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $0.4 million for the thirteen weeks ended September 26, 2015 compared to approximately $0.5 million for the thirteen weeks ended September 27, 2014, a decrease of approximately $0.1 million.  The decrease is primarily due to lower bonus expenses, which were partially offset by higher legal expenses.

Operating Loss.  Operating loss was approximately $0.4 million for the thirteen weeks ended September 26, 2015 compared to an operating loss of approximately $0.5 million for the thirteen weeks ended September 27, 2014, a decrease of approximately $0.1 million.

Equity Interest in Net Loss (Income) of National Beef Packing Company, LLC.  Equity in NBP’s net loss was $4.9 million for the thirteen weeks ended September 26, 2015 compared to equity in NBP net income of $4.0 million for the thirteen weeks ended September 27, 2014.  The increase in net loss is primarily due to lower gross margins at NBP.  USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Net Loss (Income).  Net loss for the thirteen-week period ended September 26, 2015 was approximately $5.3 million compared to net income of approximately $3.5 million for the thirteen-week period ended September 27, 2014, a change of approximately $8.8 million.

Thirty-nine weeks ended September 26, 2015 compared to thirty-nine weeks ended September 27, 2014

Net Sales.  There were no Net Sales in the thirty-nine week periods ended September 26, 2015 and September 27, 2014.

Cost of Sales.  There were no Cost of Sales in the thirty-nine week periods ended September 26, 2015 and September 27, 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.6 million for the thirty-nine weeks ended September 26, 2015 compared to approximately $2.4 million for the thirty-nine weeks ended September 27, 2014, a decrease of approximately $0.8 million.  The decrease is primarily due to lower non-compete and bonus expenses, which were partially offset by higher legal expenses.

Operating Loss.  Operating loss was approximately $1.6 million for the thirty-nine weeks ended September 26, 2015 compared to an operating loss of approximately $2.4 million for the thirty-nine weeks ended September 27, 2014, a decrease of approximately $0.8 million.

Equity Interest in Net Loss (Income) of National Beef Packing Company, LLC.  Equity in NBP’s net loss was $11.4 million for the thirty-nine weeks ended September 26, 2015 compared to equity in net income of $0.7 million for the thirty-nine weeks ended September 27, 2014.  The increase in net loss is primarily due to lower gross margins at NBP.  USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net.  Other income was $0.0 million and $0.2 million for the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, a decrease of approximately $0.2 million.  The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

Net Loss.  Net loss for the thirty-nine-week period ended September 26, 2015 was approximately $13.0 million compared to net loss of approximately $1.5 million for the thirty-nine-week period ended September 27, 2014, an increased loss of approximately $11.5 million.

Liquidity and Capital Resources

As of September 26, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $88.7 million, which included cash and cash equivalents of $89.7 million.  As of December 27, 2014, we had net working capital of approximately $91.0 million, which included cash and cash equivalents of $92.3 million.  Our primary sources of liquidity for the first three quarters of fiscal year 2015 and fiscal year 2014 were cash, and cash and cash flow from investing activities, respectively, and available borrowings under the Master Loan Agreement.

As of September 26, 2015, USPB had no long-term debt outstanding.  We had a $5.0 million revolving term loan with CoBank all of which was available.  USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of September 26, 2015.

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

Operating Activities

Net cash used in operating activities in the thirty-nine weeks ended September 26, 2015 was approximately $2.6 million compared to approximately $4.3 million in the thirty-nine weeks ended September 27, 2014.  The $1.7 million decrease was primarily due to the appreciation right payment made to the former CEO in April 2014.

Investing Activities

Net cash provided by investing activities in the thirty-nine weeks ended September 26, 2015 was $0.0 million compared to approximately $38.9 million for the thirty-nine weeks ended September 27, 2014.  The cash flows in the 2014 period related to the receipt of the monies that were placed in escrow as a result of the 2011 transaction with Leucadia, and a distribution from NBP.

Financing Activities

Net cash used in financing activities was $0.0 million in the thirty-nine weeks ended September 26, 2015 compared to $1.5 million in the thirty-nine weeks ended September 27, 2014.  The change was primarily related to distributions to USPB’s unitholders in 2014, which was partially offset by the collection of tax year 2012 over-distributions.

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

All of the $5 million revolving credit commitment was available as of September 26, 2015.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding.  As of September 26, 2015, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: November 6, 2015