Form 10-K
period 2015-12-26
U. S. Premium Beef, LLC
filed 2016-03-10
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

(Mark one)

 ☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to               .

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC
 (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-1576986 (I.R.S. employer identification number)

12200 North Ambassador Drive, Kansas City, MO 64163
(Address of principal executive offices)

Registrant’s telephone number, including area code: (866) 877-2525

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 27, 2016, there were 735,385 Class A units and 755,385 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV on page 42.

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

Company Background

          USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. That arrangement continues following the Conversion. Under that arrangement, USPB has delivered more than 12.4 million head of cattle to NBP for processing since it commenced deliveries.

          On August 6, 2003, USPB became the majority owner in NBP.

          On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC. Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest. Immediately following the Conversion, there were 691,845 units of Class A interests and 691,845 units of Class B interests. Initially, each Class A unit was linked to its corresponding Class B unit and each pair of linked units were required to be transferred together. On March 27, 2010, the board of directors amended the USPB’s LLC Agreement to permit the Class A and Class B units to be transferred separately.

          On November 9, 2009, USPB members approved an amendment to USPB’s limited liability company agreement that changed the allocation of profits and losses to Class A unitholders from 33% to 10%, and to Class B unitholders from 67% to 90%. Holders of USPB Class B units have no cattle delivery commitment.

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

Employees

          USPB has seven employees as of December 26, 2015. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

          USPB’s employees are not unionized and USPB believes that its relationship with its employees is good.

Governmental Regulation and Environmental Matters

          The Company does not operate any processing facilities itself and is therefore not subject to federal and state regulations relating to grading of animals, quality control, labeling, sanitary control and waste disposal. Operational activities are conducted through NBP and significant efforts with respect to governmental and environmental regulation are conducted by NBP. See Business of National Beef Packing Company, LLC -Regulation and Environmental.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

          NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the market. NBP processes and markets fresh boxed beef, consumer-ready beef, beef by-products and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had about 8,400 employees at December 26, 2015 and generated total revenues of $7.4 billion in 2015.

          The largest share of NBP’s revenue, about 91%, is generated from the sale of fresh and chilled boxed beef products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Beef Processing Services

          NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume and capacity utilization. NBP operates in a large and liquid commodity and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

          The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, NBP expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases. While the ratio during 2015 was the highest since 2010, the drop credit value (amount received for all products other than beef that are produced when cattle are processed) as a percentage of cattle price were at an historically low level and had a negative impact on profitability.

          Revenues in 2015 decreased about 5% in comparison to 2014, due to lower sales volume, as fewer cattle were processed, and lower average prices for beef and beef by-products. Additionally, during 2015 decreases to revenues of $52.9 million were recorded as a result of NBP's use of derivatives in its hedging activity associated with its forward sales of boxed beef and driven by a significant drop in live cattle futures prices amidst unusually high price volatility in the second half of the year. Revenues in 2014 increased about 5% in comparison to 2013, due primarily to higher selling prices despite lower sales volume, as fewer cattle were processed. For 2015, cost of sales declined as compared to 2014, due to fewer cattle processed, and a small decrease in the price of cattle. Cost of sales increased markedly during 2014 as compared to 2013 as industry slaughter declined approximately 5% from 2013 and cattle prices increased approximately 22% on average.

          The combined effects of both lower volumes and tighter margins due to the relative price of cattle compared to the selling price of beef and beef by-products impacted margins leading to reduced profitability in 2015 compared to 2014. Selling, general and other expenses in 2013 included a $63.3 million impairment charge in connection with NBP’s decision to close its Brawley, California beef processing plant. An additional impairment charge related to the Brawley plant of $4.7 million was included in Selling, general and other expenses in 2015. Also in connection with closing the Brawley facility, NBP recognized $6.9 million of costs including employee separation and retention, systems decommissioning and various other expenses in 2014. Of these amounts, $4.6 million related to employee separation, which is included in compensation and benefits, and the various other costs are included in selling, general and other expenses.

Sales and Marketing

          NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers, further processors and the U.S. military. In addition, NBP sells beef by-products to the variety meat, feed processing, fertilizer and pet food industries. NBP exports products to more than 20 countries; in 2015 export sales represented approximately 10.5% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

          NBP emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef and pork, portion control beef and wet blue hides. NBP believes its value-added products can command higher prices than commodity products because of NBP’s ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers. In addition to the value-added brands that NBP owns, NBP licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

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

          On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2013 and 2012, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2015, 2014 and 2013, USPB’s owners and associates provided approximately 28%, 23% and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic, but optional one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

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

          NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid livestock suppliers all livestock purchased until the sellers have received full payment. At December 31, 2015, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million to satisfy these requirements.

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

          All of NBP’s facilities generate solid waste streams including small quantities of hazardous wastes. NBP is subject to laws that provide for strict, and in certain circumstances, joint and several liability for remediation of hazardous substances at contaminated sites; however, NBP has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or state counterparts. All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

          Of NBP’s 8,400 employees, about 5,500 are represented by collective bargaining agreements. About 2,700 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017, 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2016, and another 220 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W) under a collective bargaining agreement scheduled to expire in June 2019.

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

Risk Factors Associated With Operations of NBP

The prices and availability of key raw materials affects the profitability of NBP’s beef processing and manufacturing operations.

          The supply and market price of cattle purchased by NBP are dependent upon a variety of factors over which NBP has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases. A decline in the supply of fed cattle available for NBP’s Brawley facility was a key factor in the 2013 decision to close the plant. The cost of raw materials used by NBP’s manufacturing businesses has increased as a result of a variety of factors. Although NBP’s manufacturing subsidiaries are not currently experiencing any shortage of raw materials, if the subsidiaries experience shortages, revenues and profitability could decline.

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

          NBP may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products cause injury, illness or death. In addition, NBP could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Organisms producing food borne illnesses (such as E. coli) could be present in NBP’s products and result in illness or death if they are not eliminated through further processing or cooking. Contamination of NBP’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products. Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering. Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on NBP’s consolidated financial condition, cash flows and results of operations.

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

          Approximately 10.5% of NBP’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China (for hides), Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

          Under applicable regulations, an unincorporated entity such as a limited liability company is treated as a partnership for federal income tax purposes unless the entity is considered a “publicly traded partnership” or the entity affirmatively elects to be taxed as a corporation. USPB has not elected to be taxed as a corporation, and USPB believes that it should be treated as a partnership not taxable as a corporation for federal income tax purposes. USPB has not requested and will not request any ruling from the IRS, however, with respect to its classification as a partnership for federal income tax purposes. If the IRS were to assert successfully that USPB were taxable as a corporation for federal income tax purposes in any taxable year, holders of Class A units and Class B units would not be required to report on their federal income tax returns their allocable share of USPB’s items of income, gain, deduction, and loss for that year and USPB would be subject to tax on its net income for that year at corporate tax rates. In addition, any distributions would be taxable to holders of Class A units and Class B units as dividend income. Taxation of USPB as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

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

ITEM 4.     NOT USED.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 27, 2016, there were 485 record holders of Class A units and 484 record holders of Class B units. The per unit sales prices for the fiscal years 2015 and 2014 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2015
Quarter ending:
March 28, 2015	$120.00	$128.00	$120.00	$120.00	$110.00	$110.00	$-	$-
June 27, 2015	$-	$-	$-	$-	$100.00	$100.00	$75.00	$81.00
September 26, 2015	$100.00	$125.00	$75.00	$75.00	$100.00	$100.00	$-	$-
December 26, 2015	$16.00	$16.00	$141.00	$141.00	$-	$-	$-	$-
Subsequent to December 26, 2015	$100.00	$100.00	$87.50	$75.00	$-	$-	$-	$-

Fiscal Year 2014
Quarter ending:
March 29, 2014	$1.00	$165.00	$1.00	$170.00	$150.00	$165.00	$129.00	$129.00
June 28, 2014	$62.40	$162.73	$67.60	$173.34	$140.00	$145.00	$120.00	$145.00
September 27, 2014	$-	$-	$135.00	$135.00	$128.00	$140.00	$-	$-
December 27, 2014	$128.00	$170.00	$135.00	$135.00	$120.00	$120.00	$85.00	$86.00
Subsequent to December 27, 2014	$128.00	$163.50	$120.00	$120.00	$-	$-	$-	$-

          The affiliated sales represent sales for each of the periods shown above were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

          During fiscal years 2015 and 2014, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2015
None	$0.00	$0.00

Fiscal Year 2014
February 24, 2014	$0.28	$2.48

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

          The following table sets forth selected unconsolidated statement of operations and balance sheet data for fiscal years ended December 26, 2015, December 27, 2014, December 28, 2013, and December 29, 2012; selected consolidated statement of operations data for the 18 week period ended December 31, 2011 and selected unconsolidated balance sheet data as of December 31, 2011. The table also set forth selected consolidated statement of operations and balance sheet data for fiscal year ended August 27, 2011. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings, as adjusted for the presentation requirements of Accounting Standards Codification (ASC) 810 – Consolidation, which was adopted by the Company as of August 30, 2009.

          The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

					18 Weeks	Fiscal Year
		Fiscal Year Ended (1)			Ended	Ended(1)
	December 26,	December 27,	December 28,	December 29,	December 31,	August 27,
	2015	2014	2013	2012	2011	2011
		(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$2,466.3	$6,849.5
Costs and expenses:
Cost of sales	-	-	-	-	2,412.1	6,473.3
Selling, general, and administrative	2.4	3.1	5.4	5.7	31.9	60.7
Depreciation and amortization	-	-	-	-	15.4	54.6
Operating (loss) income	(2.4)	(3.1)	(5.4)	(5.7)	6.8	260.9
Other income (expense):
Interest income	-	-	0.0	0.1	-	-
Interest expense	-	-	(0.0)	(0.3)	(3.3)	(11.7)
Equity in (loss) income of National Beef Packing Company, LLC	(18.9)	(6.1)	(6.5)	8.6
Gain on deconsolidation and sale of majority of ownership
interest in National Beef Packing Company, LLC	-	-	-	-	777.7	-
Other, net	-	0.2	0.7	0.1	1.5	0.3
Total other (expense) income	(18.9)	(5.9)	(5.8)	8.5	775.9	(11.4)
Income tax expense	-	-	-	(0.1)	(0.7)	(2.6)
Net (loss) income	(21.3)	(9.0)	(11.2)	2.7	782.0	246.9
Less: Net income attributable to non-controlling interest in:
Kansas City Steak Company, LLC	-	-	-	-	(0.5)	(0.6)
National Beef Packing Company, LLC	-	-	-	-	(5.4)	(78.7)
Net (loss) income attributable to U.S. Premium Beef, LLC	$(21.3)	$(9.0)	$(11.2)	$2.7	$776.1	$167.6

Selected Balance Sheet Data:
Cash and cash equivalents	$85.2	$92.3	$59.8	$62.7	$642.7	$78.6
Total assets	$218.2	$240.5	$254.9	$267.4	$848.1	$1,082.2
Long-term debt, less current maturities	$-	$-	$-	$-	$-	$321.9
Non-controlling interest in National Beef Packing
Company, LLC and Kansas City Steak Company, LLC	$-	$-	$-	$-	$-	$354.2
Capital shares and equities	$211.8	$233.1	$244.2	$254.5	$275.3	$85.1

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
(Loss) Earnings Per Unit
Basic
Class A Units	($2.90)	($1.23)	($1.52)	$0.37	$105.46	$21.80
Class B Units	($25.40)	($10.77)	($13.34)	$3.25	$924.04	$190.98
Diluted
Class A Units	($2.90)	($1.23)	($1.52)	$0.36	$103.68	$21.44
Class B Units	($25.40)	($10.77)	($13.34)	$3.25	$924.04	$190.98

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385	755,385
Diluted
Class A Units	735,385	735,385	735,385	747,836	748,055	747,600
Class B Units	755,385	755,385	755,385	755,385	755,385	755,385

(1)	Effective December 30, 2011, USPB's fiscal year changed fromthe last Saturday in August to the last Saturday in December. Fiscal years 2015, 2014, 2013, 2012, and 2011 consisted of a 52 week year.

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

          NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the market. NBP processes and markets fresh boxed beef, case-ready beef, beef by-products and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had about 8,400 employees at December 26, 2015 and generated total revenues of $7.4 billion in 2015.

          The largest share of NBP’s revenue, about 91%, is generated from the sale of fresh and chilled boxed beef products. NBP also generates revenues through value-added production with its case-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet and direct mail, and service revenues generated by National Carriers, Inc., a wholly owned truck fleet that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. USPB believes that its relationship with NBP is a competitive advantage within the industry and provides NBP with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

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

          As NBP incurred an operating loss in fiscal year 2015, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with ASC 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using market based and discounted cash flow valuation approaches, and resulted in a fair value that exceeded the carrying value. Qualitative factors considered by the Company included the following:

•	The cyclical nature of the beef and beef processing industry and the resulting impact on NBP’s financial results. NBP operating income typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability. The wide spread drought in cattle producing areas during the last couple of years caused farmers and ranchers to liquidate a large number of production age cows from their herds. As a result, the supply of fed cattle available for slaughter decreased significantly, which caused the purchase price paid by NBP for fed cattle to increase substantially. NBP was not able to increase the sales price of boxed beef by a like amount, which caused margins to be tighter than they have been historically.

Increased precipitation in cattle producing areas has caused farmers and ranchers to hold back heifers to rebuild their herds. USPB, as well as others that follow the beef industry, believes the increase in the supply of fed cattle available for slaughter will begin sometime in 2016. As NBP’s margins are higher during times of ample cattle availability, an increase in the supply of fed cattle available for slaughter will enable NBP to start returning to realizing normal operating income.

•	The intent and ability of USPB to retain its investment. USPB made the original investment in NBP to provide USPB’s members with a guaranteed market for their fed cattle and to enable them to be paid for the market value of their cattle, instead of accepting the going cash price. Without the investment in NBP, USPB’s members will not be able to receive those benefits.

NBP is required to make distributions to its members, to the extent it has taxable income. However, USPB is not dependent upon NBP’s distributions to meet its cash flow requirements. USPB has a strong balance sheet, which is evidenced by the cash that was available on December 26, 2015. USPB also has a credit facility to utilize, if necessary

          As a result of the forgoing analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 26, 2015.

          As previously discussed, the combined effects of both lower volumes and tighter margins due to the relative higher price of cattle compared to the selling price of beef impacted margins and led to reduced profitability year-over-year for NBP. NBP engaged an independent valuation specialist to assist with the valuation process relating to NBP for its goodwill impairment test as of December 26, 2015. The results of this test did not indicate any impairment.

Results of Operations

          The following table presents the historical consolidated statements of operations data for USPB for the periods indicated:

	52 weeks	52 weeks	52 weeks
	ended	ended	ended
	December	December	December
	26, 2015	27, 2014	28, 2013
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	2.4	3.1	5.4
Operating loss	(2.4)	(3.1)	(5.4)

Other income (expense):
Interest income	-	-	0.1
Interest expense	-	-	(0.1)
Equity in loss of National Beef Packing Company, LLC	(18.9)	(6.1)	(6.5)
Other, net	-	0.2	0.7
Total other income (expense), net	(18.9)	(5.9)	(5.8)
Income tax expense	-	-	-
Net loss	$(21.3)	$(9.0)	$(11.2)

Fiscal Year Ended December 26, 2015 compared to December 27, 2014

          Net Sales. There were no sales during the fifty-two weeks ended December 26, 2015 and December 27, 2014.

          Cost of Sales. There was no cost of sales during the fifty-two weeks ended December 26, 2015 and December 27, 2014.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.4 million for the fifty-two weeks ended December 26, 2015, compared to approximately $3.1 million for the fifty-two weeks ended December 27, 2014, a decrease of approximately $0.7 million. The decrease is primarily due to lower expenses associated with the non-compete agreements and bonus plans. Those decreases were partially offset by higher legal and accounting expenses.

          Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-two weeks end December 26, 2015 and December 27, 2014.

          Operating Loss. Operating loss was approximately $2.4 million for the fifty-two weeks ended December 26, 2015 compared to approximately $3.1 million for the fifty-two weeks ended December 27, 2014, an improvement of approximately $0.7 million.

          Interest Expense. Interest expense was immaterial during the fifty-two weeks ended December 26, 2015 and December 27, 2014.

          Equity in Loss of National Beef Packing Company, LLC. Equity in NBP loss was $18.9 million for the fifty-two weeks ended December 26, 2015 compared to $6.1 million for the fifty-two weeks ended December 27, 2014. As of December 31, 2011, USPB started carrying its 15.0729% investment in NBP under the equity method of accounting.

          Other, net. Other income was $0.0 million and $0.2 million for the fifty-two weeks ended December 26, 2015 and December 27, 2014, respectively, a decrease of approximately $0.2 million. The decrease was primarily due to lower lease income on the Company owned delivery rights.

          Income Tax Expense. There were immaterial income tax expenses during the fifty-two weeks ended December 26, 2015 and December 27, 2014.

          Net Loss. Net loss for the fifty-two weeks ended December 26, 2015 was approximately $21.3 million compared to approximately $9.0 million for the fifty-two weeks ended December 27, 2014, an increased loss of approximately $12.3 million. The increase in net loss is primarily due to a higher net loss at NBP, which was partially offset by lower expenses at USPB.

Fiscal Year Ended December 27, 2014 compared to December 28, 2013

          Net Sales. There were no sales during the fifty-two weeks ended December 27, 2014 and December 28, 2013.

          Cost of Sales. There was no cost of sales during the fifty-two weeks ended December 27, 2014 and December 28, 2013.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.1 million for the fifty-two weeks ended December 27, 2014, compared to approximately $5.4 million for the fifty-two weeks ended December 28, 2013, a decrease of approximately $2.3 million. The decrease is primarily due to decreases in compensation expense on the phantom unit plans and lower bonus expenses. Those decreases were partially offset by higher expenses on the non-compete agreements.

          Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-two weeks ended December 27, 2014 and December 28, 2013.

          Operating Loss. Operating loss was approximately $3.1 million for the fifty-two weeks ended December 27, 2014 compared to approximately $5.4 million for the fifty-two weeks ended December 28, 2013, an improvement of approximately $2.3 million.

          Interest Expense. Interest expense was $0.0 million for the fifty-two weeks ended December 27, 2014 compared to $0.1 million for the fifty-two weeks ended December 28, 2013.

          Equity in Loss of National Beef Packing Company, LLC. Equity in NBP was a loss of $6.1 million for the fifty-two weeks ended December 27, 2014 compared to $6.5 million for the fifty-two weeks ended December 28, 2013. As of December 31, 2011, USPB started carrying its 15.0729% investment in NBP under the equity method of accounting.

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

          Net Loss. Net loss for the fifty-two weeks ended December 27, 2014 was approximately $9.0 million compared to approximately $11.2 million for the fifty-two weeks ended December 28, 2013, an improvement of approximately $2.2 million. The decrease in net loss is primarily due to lower net loss at NBP, which was partially offset by lower expense at USPB.

Liquidity and Capital Resources

          As of December 26, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $84.0 million, which included cash and cash equivalents of $85.2 million, with $0.1 million in patronage notices payable. As of December 27, 2014, we had net working capital of approximately $91.0 million, which included cash and cash equivalents of $92.3 million, with $0.1 million in patronage notices payable. Our primary sources of liquidity for fiscal year 2015 was cash, and cash and cash flows from investing activities in fiscal year, and available borrowings under the Master Loan Agreement with CoBank.

          As of December 26, 2015, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 26, 2015.

          USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

          Net cash used in operating activities was $3.3 million in fiscal year 2015 as compared to $4.9 million in fiscal year 2014. The $1.6 million decrease was primarily due to the appreciation right payment on the former CEO’s Class A phantom units in April 2014 ($2.2 million), which was partially offset by lower compensation related expenses in the current fiscal year.

          Net cash used in operating activities was $4.9 million in fiscal year 2014 as compared to $6.0 million in fiscal year 2013. The $1.1 million decrease was primarily due to lower expenses, which was partially offset by higher compensation related payments, which were up primarily due to the appreciation right payment on the former CEO’s Class A phantom units.

Investing Activities

          Net cash used by investing activities was $3.8 million in fiscal year 2015 as compared to net cash provided by investing activities of $38.9 million in fiscal year 2014. The $42.7 million change was due to the receipt of escrow monies related to the 2011 transaction with Leucadia in fiscal year 2014 and USPB’s $3.8 million contribution of additional capital to NBP in fiscal year 2015 to purchase 33.97 NBP units and maintain its 15.0729% ownership percentage.

          Net cash provided by investing activities was $38.9 million in fiscal year 2014 as compared to $3.0 million in fiscal year 2013. The $35.9 million change was due to the receipt of escrow monies related to the 2011 transaction with Leucadia.

Financing Activities

          Net cash used in financing activities was $0.0 million in fiscal year 2015 as compared to $1.5 million in fiscal year 2014. The $1.5 million change was primarily related to a distribution to USPB’s unitholders in fiscal year 2014.

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

          All of the $5 million revolving credit commitment was available as of December 26, 2015. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Cash Payment Obligations

          The following table describes the cash payment obligations as of December 26, 2015 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2016 (Year 1)	2017 (Year 2)	2018 (Year 3)	2019 (Year 4)	2020 (Year 5)	After Year 5
Term loan facility	$-	$-	$-	$-	$-	$-	$-
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt	$-	$-	$-	$-	$-	$-	$-
Non-competition payments (1)	$5,475	$853	$854	$856	$857	$859	$1,197
Operating leases	$324	$54	$54	$54	$54	$54	$54
Total	$5,799	$907	$908	$910	$911	$913	$1,251

(1) Reflects payments to be made to CEO's pursuant to employment agreements.

Off-Balance Sheet Arrangements

          As of December 26, 2015, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

          We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2015 and 2014. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 26, 2015, the Company did not have any outstanding debt.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 9A.     CONTROLS AND PROCEDURES

          We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the thirteen weeks ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

          Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

          Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 26, 2015, the Company’s internal control over financial reporting was operating effectively.

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

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

          USPB’s business and affairs are governed by its board of directors. The board of directors is to consist of seven directors. The board of directors has full authority to act on behalf of USPB. The board of directors act collectively through meetings, committees and executive officers it appoints. In addition, USPB employs a staff of professionals to manage the day-to-day business of USPB. The members of the board of directors, nominees to the board of directors and the executive officers are identified below. There are no arrangements or understandings pursuant to which any director, nominee to become a director or executive officer was elected or appointed.

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	55	Chairman of the Board	2016
Duane K. Ramsey	79	Vice Chairman of the Board	2015
Joe M. Morgan	64	Secretary	2016
Jerry L. Bohn	66	Director	2015
John M. Freund	48	Director	2016
RexW. McCloy	61	Director	2017
Jeff H. Sternberger	55	Director	2017
Stanley D. Linville	57	Chief Executive Officer	—
Scott J. Miller	51	Chief Financial Officer	—
Danielle D. Imel	40	Treasurer	—

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

          Joe M. Morgan. Mr. Morgan has been managing commercial feed yards since 1983. He has been Manager of Poky Feeders since 1985 and part owner since 1987. Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 17,000 head to today of over 80,000 head), plus ranches in seven states. Mr. Morgan has had responsibility for all banking of Poky Feeders for over 30 years and has responsibility for risk management of all feeding entities. He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association. Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University. Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007. As a member of USPB’s board of directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

          John M. Freund. Mr. Freund has been actively involved in his family’s cattle feeding operation in Southwest Iowa since 1985 and has been president since 2005. In addition to the feeding operation, the business also includes feed grain production and has ownership in stockers, feedlot production and a ranch in other Midwest states. He has been a member of USPB since its inception and was a member of the company’s Nominating Committee since from 2011 to 2015. As a member of USPB’s board of directors, Mr. Freund and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

          Rex W. McCloy. Mr. McCloy has over 34 years of experience in the cattle business and is manager and part-owner of McLeod Farms Inc., a family-owned business involved in farming and ranching in the Texas Panhandle. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raisers Association. He is a past Board member and marketing committee chairman of TCFA. In addition, he is a former member of U.S. Premium Beef’s Nominating Committee. Mr. McCloy holds a Bachelor’s degree in Agricultural Economics from Texas Tech University. Mr. McCloy has served as a member of the Company’s board since 2005. Mr. McCloy is a former board member of the Hutchinson County Hospital District and is presently on the Board of Managers at Adobe Walls Cotton Gin. As a member of USPB’s board of directors, Mr. McCloy and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Audit Committee

          The board of directors has an Audit Committee consisting of Messrs. Gardiner, Ramsey, and McCloy. Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ. Mr. Gardiner is Chairman of the Audit Committee. The Board has identified Mr. Ramsey as an “audit committee financial expert”. The Audit Committee selects and retains independent auditors and assists the board of directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements. The Audit Committee meets with management and the independent auditors, as may be required. The independent auditors have full and free access to the Audit Committee without the presence of management. The Audit Committee has a charter.

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
  Alignment with the equity interests of our unitholders—Management phantom unit plans approved in September 2010 and January 2013 aligns management’s interest with the equity interests of USPB’s unitholders.

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

Fiscal Year 2015 Executive Compensation Elements

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

          On November 23, 2012, USPB entered into an employment agreement with Mr. Stanley Linville, which became effective on January 28, 2013 (First Employment Agreement). Pursuant to the First Employment Agreement, Mr. Linville served as USPB’s CEO for a term that started on January 28, 2013 and expired on December 31, 2015. The First Employment Agreement provided for Mr. Linville to receive an annual base salary of $300,000.

          On December 21, 2015, USPB entered into a new employment agreement with Mr. Linville (Second Employment Agreement), which became effective on January 1, 2016. The Second Employment Agreement provides for Mr. Linville to serve as USPB’s CEO for a term that started on January 1, 2016 and expires on December 29, 2018. The Second Employment Agreement provides for Mr. Linville to receive an annual base salary of $300,000.

Annual Cash Incentive/Bonuses

          Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

          Under the terms of the CEO’s First Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the First Employment Agreement.

          Under the terms of the CEO’s Second Employment Agreement, if Mr. Linville is employed by USPB on the last day of any fiscal year, he shall be paid an Annual Incentive.

          For fiscal year 2015, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited FY 2015 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

          Long-term Incentive

          Mr. Linville is eligible for a long-term incentive compensation under the First Employment Agreement. If he is employed by USPB on December 31, 2015, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from January 1, 2013 to December 31, 2015 exceed $75,000,000 (Long-Term Incentive). If he is employed by USPB on December 29, 2018, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from January 1, 2016 to December 29, 2018 exceed $75,000,000.

          The First Employment Agreement and Second Employment Agreement provide for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive cash bonuses.

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

Equity Compensation

          In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,883 Class A phantom units and 4,883 Class B phantom units remained outstanding at December 26, 2015, all of which were fully vested.

          In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period and were approximately 60% vested on January 28, 2016.

Employment Agreements

          With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement

          On November 23, 2012, USPB entered into the First Employment Agreement with Mr. Linville, which became effective on January 28, 2013. Pursuant to the First Employment Agreement, Mr. Linville now serves as USPB’s Chief Executive Officer for a term that started on January 28, 2013 and expires on December 31, 2015, subject to earlier termination as provided in the First Employment Agreement.

          Mr. Linville’s annual base salary is $300,000. Mr. Linville will be eligible for an annual incentive compensation payment based on the financial performance of USPB and the benefits received by USPB’s unitholders; that incentive compensation will only be paid to Mr. Linville after certain levels of benefits have been achieved. Under the terms of the First Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the First Employment Agreement, he shall be paid an Annual Incentive. If he is employed by USPB on December 31, 2015, he is to be paid Long-Term Incentive compensation. The First Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts. As of the effective date of the First Employment Agreement, Mr. Linville was granted an additional 1,000 Class A and 1,000 Class B phantom units under USPB’s existing management phantom units plan. Mr. Linville currently holds a total of 2,300 Class A and 2,300 Class B phantom units.

          The First Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the First Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2015; payment of certain fringe benefits through employment year 2015; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2015; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2015; and the payment of the noncompetition compensation.

          On December 21, 2015, USPB entered into the Second Employment Agreement with Mr. Linville, which became effective on January 1, 2016 and expires on December 29, 2018, subject to earlier termination as provided in the agreement. The Second Employment Agreement provides for the same salary, annual cash bonus, and long-term cash bonus as in his First Employment Agreement, all of which are discussed above. The Second Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

          The Second Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the Second Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2018; payment of certain fringe benefits through employment year 2018; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2018; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2018; and the payment of the noncompetition compensation.

Impact of Tax and Accounting Treatments

          We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid. We further believe ASC 718 Compensation – Stock Compensation does not have a material effect on our financial statements.

Unit Ownership Guidelines

          USPB does not allow its named executive officers to own USPB’s Class A units. As of December 26, 2015, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

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

Compensation Committee
Mark Gardiner – Chairman Duane Ramsey Joe Morgan

Summary Compensation Table

          The table below sets forth information regarding compensation for our named executive officers for fiscal year 2015, 2014, and 2013. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive Plan
Name and Principal				Option	Compensation		All Other
Position	Period	Salary ($)	Bonus ($)	Awards ($)	($)		Compensation ($)		Total ($)

Stanley D. Linville	FY 2015	308,154	-	-	32,810	(3)	13,410	(1)	354,374
Chief Executive Officer	FY 2014	305,855	-	-	17,802	(3)	12,927	(1)	336,584
	FY 2013	299,331	-	-	77,305	(3)	12,808	(1)	389,445

Scott J. Miller	FY 2015	183,891	-	-	11,741	(2)	11,386	(1)	207,018
Chief Financial Officer	FY 2014	183,873	-	-	32,440	(2)	14,703	(1)	231,016
	FY 2013	181,016	-	-	53,240	(2)	-	(1)	234,256

Danielle D. Imel	FY 2015	128,681	-	-	8,451	(2)	-	(1)	137,132
Treasurer	FY 2014	128,668	-	-	23,349	(2)	12,336	(1)	164,353
	FY 2013	126,317	-	-	38,333	(2)	-	(1)	164,650

(1) Mr. Linville  Amounts for Mr. Linville include Company match under our 401(k) plan and non dilution payments resulting from excess tax distributions,  $10,523 and $2,887, respectively in fiscal year 2015; $10,398 and $2,529, respectively in fiscal year 2014; and $10,153 and $2,655, respectively in fiscal year 2013.

Mr. Miller  Amounts for Mr. Miller include Company match under our 401(k) plan and non dilution payments resulting from excess tax distributions, $8,758 and $2,628, respectively in fiscal year 2015 and $12,407 and $2,296, respectively in fiscal year 2014. None of the benefits paid to Mr. Miller in fiscal year 2013 exceeded $10,000.

Ms. Imel Amounts for Ms. Imel include Company match under our 401(k) plan and non dilution payments resulting from excess tax distributions, $10,460 and $1,876, respectively in fiscal year 2014. None of the benefits paid to Ms. Imel in fiscal years 2015 and 2013 exceeded $10,000.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool.  One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represents annual cash bonus of $0, $17,802  and $77,305  for fiscal years 2015, 2014 and 2013, respectively, and $32,810, $0 and $0 of long term cash bonus for fiscal years 2015, 2014 and 2013, respectively. The Linville Employment Agreement provided for a cumulative annual cap of $450,000  for payments to Mr. Linville for annual and long term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2015

          The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2015.

		Estimated Future Payouts under Non-Equity Incentive
		Plan Awards

Name and Principal Position	Grant Date	Threshold($)		Target ($)		Maximum ($)
Stanley D. Linville (2)	12/21/2015	$-	(3)		(3)	$1,350,000
Chief Executive Officer

Scott J. Miller	10/22/2015		$-	$11,741	(1)	$271,950
Chief Financial Officer

Danielle D. Imel	10/22/2015		$-	$8,451	(1)	$195,750
Treasurer

(1) The target amount is based on fiscal year 2015 inputs and reflects the actual management annual cash bonus plan award for fiscal year 2015. The amount is reflected in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table. Amounts, which could be more or less, will be based on actual input amounts for fiscal year 2016.

(2) On December 21, 2015, USPB entered into an employnment agreement, effective January 1, 2016 through December 29, 2018, with Mr. Linville that provides for non-equity incentive plan awards of annual cash bonuses and long-term cash bonuses. The compensation provided to Mr. Linville in the form of annual cash and long-term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $450,000 per year averaged over the term.

(3) Threshold and target compensation under these incentive plan awards are not determinable and actual compensation will be based on company earnings, cattle deliveries and grid premiums over the term of the contract.

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
Stanley D. Linville

For fiscal year 2015 and 2016: 0.75% of the sum of the total financial benefits to USPB (“USPB Total Benefits”) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

Scott J. Miller and Danielle D. Imel

For fiscal year 2015: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2015 USPB earnings before tax plus USPB grid premiums during fiscal year 2015, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

          We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2015, 2014, or 2013. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2015

			Option Awards
	Number of Securities
	Underlying		Option Exercise Price
Name and Principal Position	Unexercised Options		($)		Option Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.01		None
	1,000 Class B Units	(2)	$73.72		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.01		None
	500 Class B Units	(2)	$73.72		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2015, the unexercised phantom units were fully vested, and therefore exercisable.

(2) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. On January 29, 2016, the unexercised phantom units were approximately 60% vested.

(3) During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the Leucadia transaction, which occurred in December 2011, employees with phantom plan awards were paid $687 per combined Class A and Class B phantom units less the combined strike price of $275 ($118 + $157). Subsequent to this payment, the new strike prices for Class A phantom units and Class B phantom units are now $0.00 and $0.00, respectively. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,883 Class A phantom units and 4,883 Class B phantom units remained outstanding at December 26, 2015, all of which were fully vested.

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Stanley D. Linville	-	$-
Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

          We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2015. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Stanley D. Linville

First Employment Agreement

          If the First Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2015, his payment would be $300,000;
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
  Annual Incentive through the employment year in which the Deemed Termination Date occurs pro- rated for the last employment year based upon the period through the Deemed Termination Date;
  Long-term Incentive that would have accrued if Mr. Linville had remained employed under the First Employment Agreement through the Deemed Termination Date; and
  The First Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

          If First Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

  Salary earned to the date of the termination; and
  Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

          If the First Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

  Salary and benefits through December 31, 2015;
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
  The First Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

          Where the First Employment Agreement provides for post-termination noncompetition compensation, Mr.Linville will receive a monthly payment equal to the annual salary that would be paid to Mr. Linville under the First Employment Agreement or his annual salary at the time of termination, whichever is greater, divided by twelve (12), which will be paid at normal salary payment intervals in effect for management personnel on the date of termination. USPB will also pay Mr. Linville certain fringe benefits provided to other employees of USPB, but excluding paid vacations, personal and sick days, allowances, telecommunications equipment or services, expense reimbursement (except on prior written approval), or 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination will be paid to CEO in equal monthly payments during the noncompetition period). In return for such payment, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him, within the United States of America, from participating through management or control or consult or employment of any beef packing or processing industry business or enterprise that competes with the business of USPB and its various affiliates. USPB may terminate the USPB noncompetition payments prior to the end of the twelve (12) month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the First Employment Agreement.

Second Employment Agreement

          If the Second Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2016, his payment would be $300,000;
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
  Annual Incentive through the employment year in which the Deemed Termination Date occurs pro- rated for the last employment year based upon the period through the Deemed Termination Date;
  Long-term Incentive that would have accrued if Mr. Linville had remained employed under the Second Employment Agreement through the Deemed Termination Date; and
  The Second Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

          If Second Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

  Salary earned to the date of the termination; and
  Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

          If the Second Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

  Salary and benefits through December 29, 2018;
  Payment of certain fringe benefits, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments) through December 29, 2018;
  Annual Incentive for the year in which the termination occurs and each subsequent year through employment year 2018;
  Long-Term Incentive that would have accrued had Mr. Linville had remained employed through employment year 2018; and

  The payment of the noncompetition compensation.
  The Second Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

          Where the Second Employment Agreement provides for post-termination noncompetition compensation, Mr. Linville will receive a monthly payment equal to the annual salary that would be paid to Mr. Linville under the Second Employment Agreement or his annual salary at the time of termination, whichever is greater, divided by twelve (12), which will be paid at normal salary payment intervals in effect for management personnel on the date of termination. USPB will also pay Mr. Linville certain fringe benefits provided to other employees of USPB, but excluding paid vacations, personal and sick days, allowances, telecommunications equipment or services, expense reimbursement (except on prior written approval), or 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination will be paid to CEO in equal monthly payments during the noncompetition period). In return for such payment, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him, within the United States of America, from participating through management or control or consult or employment of any beef packing or processing industry business or enterprise that competes with the business of USPB and its various affiliates. USPB may terminate the USPB noncompetition payments prior to the end of the twelve (12) month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the Second Employment Agreement.

Director Compensation Table

          Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings. We do not award any other type of compensation to our directors.

          The table below reflects compensation paid to each director during the fiscal year 2015.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	2,500
Duane K. Ramsey	2,500
Joe M. Morgan	2,500
Jerry L. Bohn	2,000
John M. Freund	1,250
RexW. McCloy	1,750
Jeff H. Sternberger	2,000

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

Security Ownership of Certain Beneficial Owners

          The following table sets forth certain information as of February 27, 2016 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

		Number of Units
		Beneficially
Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class
Black Diamond Cattle Co, Inc. (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846

John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871

Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871

Jeff Sternberger (4)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., which is managed by Karen Laue.
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

Security Ownership of Management

          The following table furnishes information, as of February 27, 2016, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 32, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number(1)	Percentage (2)	Number(1)	Percentage (2)
Jeff H. Sternberger (2)	40,770	5.5%	40,770	5.4%
Jerry L. Bohn (3)	35,867	4.9%	31,617	4.2%
Joe M. Morgan (4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	16,085	2.2%	13,085	1.7%
Duane K. Ramsey(6)	8,800	1.2%	8,800	1.2%
Mark R. Gardiner (7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Scott J. Miller	-	0.0%	-	0.0%
Stanley D. Linville	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (10 persons) (10)	139,975	18.9%	117,462	15.5%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.
(2)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director. 37,770 of the Class A and Class B units are pledged as security.
(3)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager. All of the units are pledged as security.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 8,800 Class A and Class B units held by the Duane K. Ramsey Trust, over which Mr. Ramsey has sole voting and investment power.
(7)	Includes i) 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust and ii) 100 Class A and Class B units held by Gardiner Angus Ranch, Inc., over which Mr. Gardiner has sole voting and investment power.
(8)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting and investment power.
(9)	Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

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

          All of USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle. Based on the NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Messrs. Bohn, Freund, Gardiner, McCloy, Morgan, Ramsey, and Sternberger.

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

Transactions with NBP

          On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2015, 2014 and 2013, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2015, 2014, and 2013, USPB’s owners and associates provided approximately 28%, 23%, and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

          PricewaterhouseCoopers, LLP, an independent registered public accounting firm, served as our auditors for fiscal years 2015 and 2014 (thousands of dollars).

	Fiscal Year Ended	Fiscal Year Ended
	December 26, 2015	December 27, 2014

Audit Fees	$113	$111
Audit Related Fees	4	-
Tax Fees	231	219
All Other Fees	-	-
Total	$348	$330

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The consolidated financial statements filed as part of this report at Item 8 are listed in the Index to the Consolidated Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U. S. Premium Beef, Ltd. and U. S. Premium Beef, Inc.(incorporated herein by reference to Appendix A to voting materials-prospectus contained in U. S.Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U. S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials prospectus contained in U. S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials prospectus contained in U. S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5,2004).

3.2(a)	Limited Liability Agreement of U. S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials prospectus contained in U. S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U. S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U. S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333- 115164) filed with the SEC on January 18, 2012).

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company's Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(b)*	U. S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.5(a)	Master Loan Agreement between U. S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)	Revolving Term Loan Supplement between U. S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(c)	Pledge Agreement between U. S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U. S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company's Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U. S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on May 29, 2014).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U. S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U. S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U. S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U. S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company's Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.7(f)*	CEO Employment Agreement between U. S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company's Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company's Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company's Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101. CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 10, 2016

* * * *

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville
Stanley D. Linville	Chief Executive Officer
	(Principal Executive Officer)	March 10, 2016

/s/ Scott J. Miller
Scott J. Miller	Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 10, 2016

/s/ Mark R. Gardiner
Mark R. Gardiner	Chairman of the Board
March 10, 2016

/s/ Duane K. Ramsey
Duane K. Ramsey	Vice Chairman of the Board
March 10, 2016

/s/ Jerry L. Bohn
Jerry L. Bohn	Director
March 10, 2016

/s/ John M. Freund
John M. Freund	Director
March 10, 2016

/s/ Rex W. McCloy
Rex W. McCloy	Director
March 10, 2016

/s/ Jeff H Sternberger
Jeff H. Sternberger	Director
March 10, 2016

U.S. PREMIUM BEEF, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP	F-2

Consolidated Balance Sheets at December 26, 2015 and December 27, 2014	F-3

Consolidated Statements of Operations for the years ended December 26, 2015, December 27,
2014, and December 28, 2013	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 26, 2015,
December 27, 2014, and December 28, 2013	F-5

Consolidated Statements of Capital Shares and Equities for the years ended December 26,
2015, December 27, 2014, and December 28, 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 26, 2015, December 27,
2014, and December 28, 2013	F-6

Notes to Consolidated Financial Statements	F-7

National Beef Packing Company, LLC Consolidated Balance Sheets at December 26, 2015 and December 27, 2014 and Consolidated Statements of Operations, Comprehensive (Loss) Income, Cash Flows and Members’ Capital for years ended December 26, 2015, December 27, 2014, and December 28, 2013 and Notes to Consolidated Financial Statements

F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners
U.S. Premium Beef, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss)/income, capital shares and equities and cash flows present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and its subsidiaries at December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three years ended December 26, 2015, December 27, 2014, and December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Kansas City, MO
March 10, 2016

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Balance Sheets (thousands of dollars, except unit information)

Assets	December 26, 2015	December 27, 2014
Current assets:
Cash and cash equivalents	$85,220	$92,344
Due from affiliates	137	82
Other current assets	8	5
Total current assets	85,365	92,431
Property, plant, and equipment, at cost	223	219
Less accumulated depreciation	175	214
Net property, plant, and equipment	48	5
Investment in National Beef Packing Company, LLC	132,628	147,808
Other assets	196	257
Total assets	$218,237	$240,501
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$14	$34
Due to affiliates	-	17
Accrued compensation and benefits	1,066	1,169
Other accrued expenses and liabilities	179	120
Patronage notices payable	90	90
Distributions payable	-	2
Total current liabilities	1,349	1,432
Long-term liabilities:
Other liabilities	5,118	5,983
Total long-term liabilities	5,118	5,983
Total liabilities	6,467	7,415

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	211,770	233,086
Total capital shares and equities	211,770	233,086
Total liabilities and capital shares and equities	$218,237	$240,501

See accompanying notes to consolidated financial statements.

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Statements of Operations (thousands of dollars, except unit and per unit data)

	52 weeks ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	2,397	3,116	5,364
Depreciation and amortization	7	2	6
Total costs and expenses	2,404	3,118	5,370
Operating loss	(2,404)	(3,118)	(5,370)
Other income (expense):
Interest income	47	47	40
Interest expense	(13)	(30)	(70)
Equity in (loss) income of National Beef Packing Company, LLC	(18,949)	(6,140)	(6,464)
Other, net	4	204	671
Total other expense	(18,911)	(5,919)	(5,823)
Loss before taxes	(21,315)	(9,037)	(11,193)
Income tax expense	(1)	(2)	(3)
Net loss	$(21,316)	$(9,039)	$(11,196)

Loss per unit:
Basic
Class A units	$(2.90)	$(1.23)	$(1.52)
Class B units	$(25.40)	$(10.77)	$(13.34)
Diluted
Class A units	$(2.90)	$(1.23)	$(1.52)
Class B units	$(25.40)	$(10.77)	$(13.34)
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385
See accompanying notes to consolidated financial statements.

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Statements of Comprehensive Loss (thousands of dollars)

	52 weeks ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net loss	$(21,316)	$(9,039)	$(11,196)
Other comprehensive income (expense):	-	-	-
Comprehensive loss	$(21,316)	$(9,039)	$(11,196)

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Statements of Capital Shares and Equities (thousands of dollars)

Members'
capital
Balance at December 29, 2012	$254,546
Allocation of net loss for the year ended December 28, 2013	(11,196)
Tax year 2012 over distribution	862
Balance at December 28, 2013	$244,212
Allocation of net loss for the year ended December 27, 2014	(9,039)
Tax year 2013 distribution	(2,087)
Balance at December 27, 2014	$233,086
Allocation of net loss for the year ended December 26, 2015	(21,316)
Balance at December 26, 2015	$211,770

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows (thousands of dollars)

	52 weeks ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net loss	$(21,316)	$(9,039)	$(11,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7	2	6
Equity in loss (income) of National Beef Packing Company, LLC	18,949	6,140	6,464
Changes in assets and liabilities (net of acquisition):
Due from affiliates	(55)	588	(13)
Other receivables	-	3	75
Other assets	57	447	955
Accounts payable	(20)	9	(17)
Due to affiliates	(17)	9	(438)
Accrued compensation and benefits	(968)	(3,073)	(1,695)
Other accrued expenses and liabilities	60	14	(92)
Net cash used in operating activities	(3,303)	(4,900)	(5,951)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(51)	-	-
Proceeds from sale of majority interest in National Beef Packing Co., LLC, net	-	36,943	-
Distributions from National Beef Packing Company, LLC	-	1,979	4,517
Additional minority interest acquired in National Beef Packing Company, LLC	(3,768)	-	(1,507)
Net cash (used in) provided by investing activities	(3,819)	38,922	3,010
Cash flows from financing activities:
Change in overdraft balances	(2)	(221)	26
Prior year excess distribution	-	818	44
Partnership distributions and redemptions	-	(2,087)	-
Net cash (used in) provided by financing activities	(2)	(1,490)	70
Net (decrease) increase in cash	(7,124)	32,532	(2,871)
Cash and cash equivalents at beginning of period	92,344	59,812	62,683
Cash and cash equivalents at end of period	$85,220	$92,344	$59,812
Supplemental cash disclosures:
Cash paid during the period for interest	$40	$40	$69
Cash paid during the period for taxes, net	$1	$2	$3

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

          NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the market. NBP processes and markets fresh boxed beef, consumer-ready beef, beef byproducts and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had about 8,400 employees at December 26, 2015 and generated total revenues of $7.4 billion in 2015.

          The largest share of NBP’s revenue, about 91%, is generated from the sale of fresh and chilled boxed beef products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

          On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its unitholders and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2015, 2014 and 2013, USPB and NBP agreed to increase the number of cattle that USPB’s unitholders and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2015, 2014, and 2013, USPB’s owners and associates provided approximately 28%, 23%, and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

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

Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 26, 2015 and December 27, 2014, the Company had cash and cash equivalents of $85.2 million and $92.3 million, respectively.

Investment in National Beef Packing Company, LLC

          As a result of the Leucadia Transaction, beginning on December 31, 2011, USPB’s 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. In December 2015, USPB contributed $3.8 million of additional capital to NBP to purchase 33.97 NBP units and maintain its 15.0729% ownership percentage.

          USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with ASC 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using market based and discounted cash flow valuation approaches, and resulted in a fair value that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 26, 2015.

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

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

          A summary of cost and accumulated depreciation for property, plant, and equipment as of December 26, 2015 and December 27, 2014 follows (thousands of dollars):

	December 26,	December 27,
	2015	2014

Land and improvements	$-	$-
Building and improvements	-	-
Machinery and equipment	24	37
Furniture and fixtures	140	126
Trailers and automotive equipment	59	57
Construction in process	-	-
Total property, plant, and equipment, at cost	223	220
Accumulated depreciation	175	215
Property, plant, and equipment, net	$48	$5

          Depreciation expense was immaterial for fiscal years ended December 26, 2015 and December 27, 2014.

Overdraft Balances

          USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in patronage notices payable and distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows. Overdraft balances totaled $0.1 million and $0.1 million as of December 26, 2015 and December 27, 2014, respectively.

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

Noncompetition Payments

          The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia transaction. During calendar years 2015 and 2014, the former CEO was paid $849,911 and $847,334, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $850,000 per year during calendar years 2016 through 2021.

          The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve month period following his termination of employment with USPB.

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

          As of December 26, 2015 and December 27, 2014, the Company had accrued $4.7 million and $5.5 million, respectively, for the noncompetition agreements.

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

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

Loss Per Unit Calculation	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 26, 2015	December 27, 2014	December 28, 2013

Basic loss per unit:
Loss attributable to USPB available to
unitholders (numerator)
Class A	$(2,132)	$(904)	$(1,120)
Class B	$(19,184)	$(8,135)	$(10,076)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$(2.90)	$(1.23)	$(1.52)
Class B	$(25.40)	$(10.77)	$(13.34)

Diluted loss per unit:
Loss attributable to USPB available to
unitholders (numerator)
Class A	$(2,132)	$(904)	$(1,120)
Class B	$(19,184)	$(8,135)	$(10,076)

Weighted average outstanding Class A units	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	-
Units (denominator)	735,385	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	755,385	755,385	755,385

Per unit amount
Class A	$(2.90)	$(1.23)	$(1.52)
Class B	$(25.40)	$(10.77)	$(13.34)

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

          All of the $5 million revolving credit commitment was available as of December 26, 2015. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

          The Company was in compliance with all of the Master Loan Agreement debt covenants as of December 26, 2015.

(b)      Capital and Operating Leases

          USPB leases its office space in Kansas City, Missouri and Dodge City Kansas. Rent expense associated with operating leases was $0.1 million for fiscal years 2015, 2014, and 2013. USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4. Employee Options and Benefit Plans

          The cooperative established a phantom stock option plan for the then CEO, Mr. Hunt, which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion described in Note 9, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units. The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively. In August 2009, Mr. Hunt exercised 20,000 Class B units at an exercise price of $0 per unit. In April 2014, Mr. Hunt exercised his right to receive an appreciation payment for his 20,000 Class A phantom units, which had an exercise price of $55 per unit. The Company recognized compensation expense for Mr. Hunt’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price. For Mr. Hunt’s phantom plan, an increase in compensation expense of $0.0 million, $0.0 million and $1.4 million was recognized in fiscal years 2015, 2014 and 2013, respectively.

          In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. The phantom units became fully vested in August 2015. For the management phantom plan, compensation expense of $0.0 million, $0.0 million, and $0.5 million was recognized in fiscal years 2015, 2014 and 2013, respectively.

          As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units will be exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2015, 4,883 Class A phantom units and 4,883 Class B phantom units remain outstanding.

          On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period. Compensation expense of $0.0 million, $0.0 million and $0.1 million was recognized in fiscal years 2015, 2014 and 2013, respectively.

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

          The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.0 million, $0.1 million, and $0.0 million for fiscal years 2015, 2014, and 2013, respectively.

NOTE 5. Other Income

          Other non-operating income, net was $0.0 million, $0.2 million, and $0.7 million for fiscal years 2015, 2014 and 2013, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

          USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes are generally immaterial, and the current provision in tax years 2015, 2014 and 2013 was $0.0 million.

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

          USPB facilitates the delivery of cattle annually to NBP through its unitholders and associates. During fiscal years 2015, 2014 and 2013, USPB’s owners and associates provided approximately 28%, 23%, and 21%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

          At December 26, 2015 and December 27, 2014, the Company had receivables from unitholders and associates in the amount of $0.1 million and $0.1 million, respectively.

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

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

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

          As December 26, 2015 and December 27, 2014, the Company does not carry any assets or liabilities on its consolidated balance sheet using the three-level fair value hierarchy.

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

NOTE 10. Legal Proceedings

          As of December 26, 2015, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

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

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12. Quarterly Results (Unaudited)

          Selected quarterly financial data for fiscal years 2015 and 2014 are set forth below (dollars in thousands, except per unit data):

			Net
			(Loss) Income
		Operating	Attributable	Basic (Loss) Earnings Per		Diluted (Loss) Earnings Per
	Net Sales	(Loss) Income	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2015 quarterly results:
March 28, 2015	$-	$(807)	$(5,851)	$(0.80)	$(6.97)	$(0.80)	$(6.97)
June 27, 2015	-	(381)	(1,824)	$(0.25)	$(2.17)	$(0.25)	$(2.17)
September 26, 2015	-	(432)	(5,278)	$(0.72)	$(6.29)	$(0.72)	$(6.29)
December 26, 2015	-	(784)	(8,363)	$(1.13)	$(9.97)	$(1.13)	$(9.97)
	$-	$(2,404)	$(21,316)

2014 quarterly results:
March 29, 2014	$-	$(984)	$(5,064)	$(0.69)	$(6.03)	$(0.69)	$(6.03)
June 28, 2014	-	(830)	93	$0.01	$0.11	$0.01	$0.11
September 27, 2014	-	(540)	3,517	$0.48	$4.19	$0.48	$4.19
December 27, 2014	-	(764)	(7,585)	$(1.03)	$(9.04)	$(1.03)	$(9.04)
	$-	$(3,118)	$(9,039)

NATIONAL BEEF PACKING COMPANY, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company LLC, and its subsidiaries, which comprise the consolidated balance sheets as of December 26, 2015 and December 27, 2014, and the related consolidated statement of operations, cash flows, members’ capital, and comprehensive (loss)/income for the years ended December 26, 2015, December 27, 2014, and December 28, 2013.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the years ended December 26, 2015, December 27, 2014, and December 28, 2013 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 10, 2016

National Beef Packing Company, LLC and Subsidiaries Consolidated Balance Sheets (thousands of dollars)

Assets	December 26, 2015	December 27, 2014
Current assets:
Cash and cash equivalents	$17,813	$15,626
Accounts receivable, less allowance for returns and doubtful accounts of $5,429
and $2,146, respectively	203,640	221,122
Due from affiliates	519	1,056
Other receivables	3,947	3,162
Inventories	235,335	373,761
Other current assets	12,356	14,990
Total current assets	473,610	629,717
Property, plant, and equipment, at cost
Land and improvements	18,288	17,172
Buildings and improvements	161,104	155,765
Machinery and equipment	315,238	283,360
Trailers and automotive equipment	2,200	2,080
Furniture and fixtures	9,011	7,790
Construction in progress	37,736	34,876
	543,577	501,043
Less accumulated depreciation	149,071	106,058
Net property, plant, and equipment	394,506	394,985
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $181,010 and $135,756, respectively	630,057	675,312
Other assets	4,830	5,032
Total assets	$1,517,994	$1,720,037
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$41,991	$38,515
Cattle purchases payable	71,511	109,713
Accounts payable - trade	55,815	64,517
Due to affiliates	782	595
Accrued compensation and benefits	15,143	20,589
Accrued insurance	31,622	32,464
Other accrued expenses and liabilities	21,152	17,850
Total current liabilities	238,016	284,243
Long-term liabilities:
Long-term debt, excluding current installments	399,189	454,024
Other liabilities	757	991
Total long-term liabilities	399,946	455,015
Total liabilities	637,962	739,258
Commitments and contingencies
Members' capital
Members' capital	880,155	980,868
Accumulated other comprehensive income	(123)	(89)
Total members' capital	880,032	980,779
Total liabilities and members' capital	$1,517,994	$1,720,037

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries Consolidated Statement of Operations (thousands of dollars)

	52 weeks ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net sales	$7,396,868	$7,824,247	$7,486,332
Costs and expenses:
Cost of sales	7,347,869	7,708,006	7,308,584
Selling, general, and administrative	62,252	56,112	56,012
Depreciation and amortization	89,317	85,305	88,484
Impairment of long-lived assets	4,734	-	63,256
Total costs and expenses	7,504,172	7,849,423	7,516,336
Operating loss	(107,304)	(25,176)	(30,004)
Other income (expense):
Interest income	21	9	61
Interest expense	(16,633)	(15,135)	(12,415)
Total other expense	(16,612)	(15,126)	(12,101)
Loss before taxes	(123,916)	(40,302)	(42,358)
Income tax expense	1,797	435	781
Net loss	(125,713)	(40,737)	(43,139)
Less net loss attributable to noncontrolling interest	-	-	255
Net loss attributable to NBP	$(125,713)	$(40,737)	$(42,884)
See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries Consolidated Statement of Comprehensive (Loss) Income (thousands of dollars)

	52 weeks ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net loss	$(125,713)	$(40,737)	$(43,139)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(123)	(83)	(24)
Comprehensive loss	(125,836)	(40,820)	(43,163)
Comprehensive loss attributable to noncontrolling interest	-	-	255
Comprehensive loss attributable to NBP	$(125,836)	$(40,820)	$(42,908)

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC Consolidated Statement of Members' Capital (thousands of dollars)
	Members' Capital Attributable to NBP	Accumulated other comprehensive income (loss)	Non-controlling interest in Kansas City Steak Company, LLC	Total
Balance at December 29, 2012	$1,097,717	$18	$3,994	$1,101,729
Net loss	(42,884)	-	(255)	(43,139)
Distributions	(29,967)	-	-	(29,967)
Member contributions	10,000	-	-	10,000
Foreign currency translation adjustments	-	(24)	-	(24)
Distributions paid to noncontrolling interests	-	-	(118)	(118)
Acquisition of remaining interest in Kansas City
Steak Company, LLC	(129)	-	(3,621)	(3,750)
Balance at December 28, 2013	$1,034,737	$(6)	$-	$1,034,731
Net loss	(40,737)	-	-	(40,737)
Distributions	(13,132)	-	-	(13,132)
Foreign currency translation adjustments	-	(83)	-	(83)
Balance at December 27, 2014	$980,868	$(89)	$-	$980,779
Net loss	(125,713)	-	-	(125,713)
Member contributions	25,000	-	-	25,000
Foreign currency translation adjustments	-	(34)	-	(34)
Balance at December 26, 2015	$880,155	$(123)	$-	$880,032

National Beef Packing Company, LLC and Subsidiaries Consolidated Statement of Cash Flows (thousands of dollars)

	52 weeks ended
	December 27, 2014	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net loss	$(125,713)	$(40,737)	$(43,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,318	85,305	88,484
Impairment of long-lived assets	4,734	-	63,256
Loss (gain) on disposal of property, plant, and equipment	(429)	(423)	33
Amortization of debt issuance costs	671	633	144
Changes in assets and liabilities:
Accounts receivable	17,482	(14,101)	140
Due from affiliates	537	(235)	1,286
Other receivables	(785)	(237)	551
Inventories	138,426	(55,095)	(15,752)
Other assets	2,265	4,283	3,969
Cattle purchases payable	(38,202)	(20,649)	(4,194)
Accounts payable	(8,702)	(3,177)	(19,824)
Due to affiliates	187	144	(100)
Accrued compensation and benefits	(5,446)	(11,094)	6,470
Accrued insurance	(842)	1,179	2,892
Other accrued expenses and liabilities	3,068	(781)	4,178
Net cash provided by (used in) operating activities	76,569	(54,985)	88,394
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(48,620)	(48,185)	(44,381)
Proceeds from sale of property, plant, and equipment	731	1,141	168
Net cash used in investing activities	(47,889)	(47,044)	(44,213)
Cash flows from financing activities:
Net (payments) under revolving credit lines	(13,183)	135,144	(91,403)
Repayments of term note payable	(35,000)	(30,000)	(27,750)
Borrowings of term note payable	-	-	106,750
Repayments of other indebtedness/capital leases	(3,176)	(2,472)	(1,479)
Cash paid for financing costs	(100)	(346)	(2,882)
Member distributions	-	(13,132)	(29,967)
Member contributions	25,000	-	10,000
Payment for remaining interest in noncontrolling interest	-	-	(3,750)
Distributions paid to non-controlling interest	-	-	(118)
Net cash (used in) provided by financing activities	(26,459)	89,194	(40,599)
Effect of exchange rate changes on cash	(34)	(83)	(24)
Net (decrease) increase in cash	2,187	(12,918)	3,558
Cash and cash equivalents at beginning of period	15,626	28,544	24,986
Cash and cash equivalents at end of period	$17,813	$15,626	$28,544
Supplemental cash disclosures:
Cash paid during the period for interest	$16,092	$14,594	$12,978
Cash paid during the period for taxes	$1,442	$188	$642
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$376	$87	$121

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS

          NBP is a Delaware limited liability company. NBP and its subsidiaries sell meat products to customers in the food service, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

          NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready animal protein processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas. During 2013 NBP acquired the remaining 25% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP. As of December 26, 2015, approximately 65% of NBP’s employees were represented by collective bargaining agreements. NBP makes certain contributions for the benefit of employees (see Note 7).

          On December 30, 2011, Leucadia National Corporation (Leucadia) acquired a 78.9% interest in NBP for aggregate net cash consideration of $867,869,000.

          In 2015 and 2013, Members of NBP contributed on a pro rata basis $25 million and $10 million, respectively.

NOTE 2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

          The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

          NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2015, 2014 and 2013 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

          NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 26, 2015 and December 27, 2014, NBP had cash and cash equivalents of $17.8 million and $15.6 million, respectively, as presented in the consolidated balance sheets and consolidated statement of cash flows.

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

          The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 (in thousands).

	Beginning			Ending
Period Ended	Balance	Provision	Charge Off	Balance

December 30, 2013	$(1,296)	$(12,663)	$11,891	$(2,068)
December 27, 2014	$(2,068)	$(11,015)	$10,937	$(2,146)
December 26, 2015	$(2,146)	$(12,838)	$9,557	$(5,427)

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

          Inventories at December 26, 2015 and December 27, 2014 consisted of the following (in thousands):

	December 26,	December 27,
	2015	2014

Dressed and boxed meat products	$156,075	$211,648
Beef by-products	49,494	140,688
Supplies and other	29,766	21,425
Total Inventory	$235,335	$373,761

Property, plant and equipment

          Property, plant and equipment were recorded at fair value as of December 31, 2011 as a result of the Leucadia transaction. Property, plant and equipment purchased subsequent to the transaction are recorded at cost. Property, plant, and equipment located at NBP’s Brawley, California facility are recorded at the fair value (see note 3). Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          Depreciation expense was $44.1 million, $40.0 million, and $43.2 million for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 respectively.

          Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

          NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.3 million, $0.4 million, and $0.6 million for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively.

          NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. There were no events or circumstances which would indicated that the carrying amount of the property plant, and equipment may not be recoverable during 2015. During 2015 and 2013, NBP recorded an impairment loss on property, plant and equipment located at its Brawley, California facility of approximately $4.7 million and $63.3 million, respectively. See note 3 for additional information.

Goodwill and Other Intangible Assets

          ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. NBP evaluates goodwill annually for impairment at the end of December and, if there is impairment, the carrying amount of goodwill and other intangible assets are written down to the implied fair value. For goodwill, this test involves comparing the fair value of a reporting unit to the unit’s book value to determine if any impairment exists. Fair values are based on valuation techniques NBP believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. NBP calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. An independent valuation specialist was engaged to assist with the valuation process. As a result of the testing performed on NBP’s goodwill the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded. Adverse market or economic events could result in impairment charges in future periods.

          The amounts of goodwill are as follows (amounts in thousands):

	December 26,	December 27,
	2015	2014
Beginning balance	$14,991	$14,991
Fair value adjustments	-	-
Ending balance	$14,991	$14,991

          ASC 360, Impairment and Disposal of Long-Lived Assets, provides that NPB evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, NBP groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed on NBP’s intangible assets, no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

The amounts of other intangible assets are as follows (amounts in thousands):

		December 26, 2015
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$90,340
Tradenames	20	260,108	52,046
Cattle supply contracts	15	143,600	38,293
Other	10	830	332
	18	$811,068	$181,011

Total intangible assets		$811,068	$181,011

		December 27, 2014
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$67,755
Tradenames	20	260,108	39,032
Cattle supply contracts	15	143,600	28,720
Other	10	830	249
	18	$811,068	$135,756

Total intangible assets		$811,068	$135,756

          For the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 NBP recognized $45.3 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 26, 2015, for each of the next five years and thereafter:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES Consolidated Financial Statements
Notes to Consolidated Financial Statements

Estimated amortization expense for fiscal years ended:

2016	$45,254
2017	45,254
2018	45,254
2019	45,254
2020	45,254
Thereafter	403,787
Total	$630,057

Debt Issuance Costs

          On April 9, 2015, NBP’s revolving credit facility was increased to $375.0 million. The related financing charges of approximately $0.1 million will be amortized over the life of the loan.

          On March 27, 2014, NBP’s Credit Facility was amended and restated to adjust the minimum tangible net worth covenant requirements, and repayment schedule. The related financing charges of approximately $0.3 million will be amortized over the life of the loan.

          On September 30, 2013, NBP's Credit Facility was amended and restated to increase the term loan to $375.0 million, increase the revolving credit facility to $300.0 million, extend the maturity to October 2018 and reduce the term loan’s required quarterly principal payments to $6.25 million. The related financing charges of approximately $2.9 million will be amortized over the life of the loan.

          Amortization of $0.7 million, $0.6 million, and $0.1 million was charged to interest expense during the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively, related to these costs. NBP had unamortized costs of $1.9 million and $2.5 million included in other assets on the consolidated balance sheets at December 26, 2015 and December 27, 2014, respectively.

          The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on NBP’s consolidated statement of cash flows. Overdraft balances of $69.5 million and $90.4 million were included in trade accounts and cattle purchases payables at December 26, 2015 and December 27, 2014, respectively.

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

Income Taxes

          The provision for income taxes is computed on a separate legal entity basis. Accordingly, the separate legal entity of NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of NBP, as the results of operations are included in the taxable income of the individual members. However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2014, 2013 and 2012.

Fair Value of Financial Instruments

          The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 26, 2015 and December 27, 2014, as substantially all such debt has a variable interest rate.

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

Advertising and Promotion Expenses

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          Advertising and promotion expenses are charged to operations in the period incurred and were $17.1 million, $13.1 million and $11.5 million for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013.

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

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

          NBP’s beef processing facility located in Brawley, California was originally acquired in May 2006. When NBP was acquired by Leucadia in December 2011, the Brawley facility was recorded at its then fair value, which was based in part on market studies and appraisals prepared by an independent valuation and appraisal firm. The facility was profitable for periods through 2011 during a period of favorable industry margins and when the plant had access to a sufficient supply of cattle. However, more recently the Brawley facility struggled to achieve acceptable gross margins and to overcome the declining supply of fed cattle available to the plant and fixed cost inefficiencies inherent in a single shift plant. There was not an adequate supply of fed cattle to operate the plant efficiently and NBP’s outlook was for the supply to continue to decline.

          During the fourth quarter of 2013, after exhausting all opportunities to improve the operating performance of the Brawley beef processing facility, which had been adversely affected by the declining supply of fed cattle available to the plant and fixed cost inefficiencies inherent in a single shift plant, NBP concluded that this facility would continue to generate losses for the foreseeable future. This resulted in a decision in December 2013 to close the facility in May 2014. Management evaluated the recoverability of the long-lived assets at Brawley, which had an aggregate carrying amount of $93.2 million at December 28, 2013, and based on its estimate of future undiscounted cash flows concluded that the carrying value was not recoverable and the facility was impaired. In performing this evaluation, NBP determined that the Brawley facility was the asset group that represented the lowest level of cash flows that were largely independent of the cash flows of other assets and liabilities.

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

          As a result, NBP concluded that the fair value of the long-lived assets at the Brawley facility was $29.9 million at December 28, 2013, and recorded an impairment loss of $63.3 million, which is included in Impairment of long-lived assets on the Consolidated Statements of Operations for the year ended December 28, 2013. As with any estimate of fair value, future market, regulatory and general economic conditions as well as the obsolescence, future deterioration of, or inability to locate a purchaser should NBP decide to sell the facility could have a significant effect on the future value.

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

          During 2015, NBP recorded an additional $4.7 million impairment loss on the Brawley facility to adjust the carrying value of the long-lived assets to its current fair value.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

          Discontinued Operations. In January 2015, NBP adopted new Financial Accounting Standards Board (FASB) guidance on the reporting of discontinued operations. The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures. The adoption of this guidance did not have an impact on NBP’s consolidated financial statements.

          Revenue Recognition. In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance originally was effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued guidance that deferred the effective date by one year, with early adoption on the original effective date permitted. NBP is currently evaluating the impact this new guidance will have on its consolidated financial statements.

          Debt Issuance Costs. In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on NBP’s Consolidated Balance Sheets.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          Deferred Taxes. In November 2015, the FASB issued new authoritative literature, Balance Sheet Classification of Deferred Taxes, to simplify the financial statement presentation of deferred taxes in the balance sheet. The standard requires that all deferred tax assets and liabilities be classified as noncurrent. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period, and early adoption is permitted as of the beginning of any interim or annual reporting period. The standard may be adopted either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The adoption of this guidance is not expected to have a significant impact on NBP’s Consolidated Balance Sheets.

NOTE 5. LONG-TERM DEBT AND LOAN AGREEMENTS

          NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 26, 2015 and December 27, 2014, debt consisted of the following:

	December 26, 2015	December 27, 2014
	(amounts in thousands)
Short-term debt:
Current portion of term loan facility (a)	$35,000	$35,000
Industrial Development Revenue Bonds (b)	6,815	3,430
Current portion of capital lease obligations and other (c)	176	85
	$41,991	$38,515
Long-term debt:
Term loan facility (a)	$275,000	$310,000
Industrial Development Revenue Bonds (b)	2,000	8,815
Revolving credit facility (a)	121,961	135,144
Long-term capital lease obligations and other (c)	228	65
	$399,189	$454,024
Total debt	$441,180	$492,539

          (a) Senior Credit Facilities— At December 26, 2015, NBP’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.75% depending upon certain financial ratios and the rate selected. At December 26, 2015, the interest rate on the outstanding term loan was 3.0% and the interest rate on the outstanding revolving credit facility was 3.0%. As of December 27, 2014, interest rate on the outstanding term loan was 2.9% and the interest rate on the outstanding revolving credit facility was 3.4%. The credit facility contains a minimum tangible net worth covenant; at December 26, 2015, NBP met this covenant. The credit facility is secured by a first priority lien on substantially all of NBP and its subsidiaries tangible assets.

          Borrowings under the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $19.8 million were outstanding at December 26, 2015. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At December 26, 2015, after deducting outstanding amounts and issued letters of credit, $109.9 million of the unused revolver was available to NBP.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          (b) Industrial Development Revenue Bonds— Effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings. Under the transaction, the City purchased NBP’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the Dodge City facility and leased the facility to NBP for an identical term under a capital lease. NBP purchased the City's bonds with proceeds of its term loan under the Credit Facility. Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides NBP with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

          The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity. As of December 26, 2015, the amount outstanding on the $6.0 million series of bonds had been reduced to $0.0 million, as they were paid at maturity on March 1, 2015 and the $5.9 million series were paid at maturity on October 1, 2009.

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

          In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum. These bonds have a maturity date of October 1, 2016, and are currently included in current installments of long-term debt. NBP has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender.

          On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings. Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase equipment within NBP’s Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease. NBP purchased the City's bonds with proceeds of our term loan under the Credit Facility. Because the city of St. Joseph has assigned the lease to the bond trustee for NBP’s benefit as the sole bondholder, NBP, effectively controls enforcement of the lease against ourselves. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          (c) Capital and Operating Leases— NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at December 26, 2015, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
Fiscal year ending December:	(amounts in thousands)
2016	$176	$21,137
2017	137	17,576
2018	90	13,801
2019	1	6,238
2020	-	2,826
Thereafter	-	3,446
Net minimum lease payments	$404	$65,024
Less amount representing interest	(33)
Present value of net minimum lease payments	$371

          Rent expense associated with operating leases was $23.7 million, $18.7 million and $17.3 million for fiscal years 2015, 2014 and 2013, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

          The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 26, 2015, are as follows:

Minimum
Principal
Maturities
(amounts in thousands)
Fiscal year ending December:
2016	$41,991
2017	30,137
2018	367,051
2019	1
2020	-
Thereafter	2,000
Total minimum principal maturities	$441,180

Other Commitments

          Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 was paid in each of the fiscal years 2015, 2014, and 2013, respectively. Payments under the commitment will be $0.8 million in each of the fiscal years 2016 through 2020, with the remaining balance of $2.5 million to be paid in subsequent years.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          Cattle Commitment - NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities. NBP’s cattle commitments as of December 26, 2015 were $68.5 million.

NOTE 6. RETIREMENT PLANS

          NBP maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of NBP’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.3 million, $1.1 million, and $1.1 million for the fiscal years 2015, 2014 and 2013, respectively.

          NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $0.8 million, $1.0 million and $1.0 million for the fiscal years 2015, 2014 and 2013, respectively.

NOTE 7. INCOME TAXES

          Income tax expense includes the following current and deferred provisions:

	52 weeks ended
	December 26,	December 27,	December 28,
	2015	2014	2013
	(in thousands)
Current provision:
Federal	$1,135	$309	$317
State	362	401	267
Foreign	25	33	73
Total current tax expense	1,522	743	657

Deferred provision:
Federal	238	(262)	97
State	37	(46)	27
Foreign	-	-	-
Total deferred tax expense	275	(308)	124
Total income tax expense	$1,797	$435	$781

          Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

	52 weeks ended
	December 26,	December 27,	December 28,
	2015	2014	2013
	(in thousands)
Computed “expected” income tax expense	$(43,371)	$(14,106)	$(14,735)
Passthrough “expected” income tax expense	44,304	13,605	15,045
State taxes, net of federal	399	355	294
Permanent differences	358	328	366
Other	107	253	(189)
Total income tax expense	$1,797	$435	$781

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 26, 2015 and December 27, 2014 are presented below:

	52 weeks ended
	December 26,	December 27,
	2015	2014
Deferred tax assets:	(in thousands)
Accounts receivable, due to allowance for doubtful accounts	$51	$25
Intangible assets	143	166
Self-insurance and workers compensation accruals	1,201	1,219
Employee benefit accruals	292	286
Ownership in partnership	35	69
Other	-	39
Total gross deferred tax assets	1,722	1,804
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation	521	288
Other	-	52
Total gross deferred tax liabilities	521	340
Net deferred tax assets	$1,201	$1,464

          Net deferred tax assets and liabilities at December 26, 2015 and December 27, 2014 are included in the consolidated balance sheet as follows:

	December 26,	December 27,
	2015	2014
	(in thousands)

Other current assets	$1,722	$1,516
Other liabilities	521	52
	$1,201	$1,464

          Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

          There was no valuation allowance provided for at December 26, 2015 and December 27, 2014. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in NBP’s Consolidated Financial Statements as of December 26, 2015 or December 27, 2014.

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

          During fiscal years 2015, 2014, and 2013, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Sales to:
Beef Products, Inc. (1)	$31,008	$43,204	$25,553
Total sales to affiliate	$31,008	$43,204	$25,553

Purchases from:
Beef Products, Inc. (1)	$15,124	$12,724	$9,445
Total purchases from affiliate	$15,124	$12,724	$9,445

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

          At December 26, 2015 and December 27, 2014, the amounts due from BPI for the sale of beef trimmings were approximately $0.5 million and $1.1 million, respectively. At December 26, 2015 and December 27, 2014, the amounts due to BPI for the purchase of processed lean beef were approximately $0.3 million and $0.2 million, respectively.

          In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants. In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. During fiscal years 2015 and 2014, NBP paid approximately $1.6 million and $1.6 million, respectively, to BPI in technology and support fees.

          In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to NBP, entered into a contract with USPB to purchase a portion of its annual cattle requirements. In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP relative to: (i) USPB’s ownership in NBP and (ii) the number of cattle processed annually by NBP. At the beginning of fiscal year 2005, USPB converted to a limited liability company. USPB now facilitates the delivery of cattle annually to NBP through its individual producer-owners. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers. During the fiscal year ended December 26, 2015, December 27, 2014, and December 28, 2013 NBP obtained approximately 28%, 23%, and 21% respectively, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

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

          The following table details the assets and liabilities measured at fair value on a recurring basis as of December 26, 2015, and December 27, 2014 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 26, 2015	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$891	$891	$-	$-

Other accrued expenses and
liabilities - derivatives	$882	$-	$882	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 27, 2014	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$5,402	$5,402	$-	$-

Other accrued expenses and
liabilities - derivatives	$556	$-	$556	$-

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 26, 2015 and December 27, 2014. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

          The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of December 26, 2015 and December 27, 2014 (in thousands of dollars):

December 26, 2015	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$891	liabilities	$882
Total		$891		$882

December 27, 2014	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$5,402	liabilities	$556
Total		$5,402		$556

          The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 (in thousands of dollars):

			Amount of Gain (Loss) Recognized in Income On Derivatives
Derivatives Not	Location of Gain (Loss)
Designated as	Recognized in Income on
Hedging Instruments	Derivatives	December 26, 2015	December 27, 2014	December 28, 2013

Commodity contracts	Net sales	$(52,889)	$14,071	$(12,791)
Commodity contracts	Cost of sales	9,162	(19,721)	11,530
Total		$(43,727)	$(5,650)	$(1,261)

NOTE 11. LEGAL PROCEEDINGS

          NBP has been named as a defendant in a wage-and-hour lawsuit entitled Valente Sandoval Barbosa, et al. v. NBP, Case No. 12-cv-2311 KHV/DJW (United States District Court, State of Kansas), instituted on May 22, 2012. The plaintiffs allege that NBP violated the Fair Labor Standards Act by failing to compensate non-exempt production line employees at its facility in Liberal, Kansas for time spent performing pre-and post-production activities. The plaintiffs seek actual damages, pre-and post-judgment interest, and costs and expenses incurred in the action, including attorneys’ fees. The parties agreed to settle this matter in July 2013 for $350,000, including attorneys’ fees, and all settlement proceeds required by the settlement agreement were disbursed in October 2015.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

          In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (Regional Board) issued an administrative civil liability complaint to NBP s wholly-owned subsidiary, National Beef California, L. P. (NBC). The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (WWTP) pollutants that caused pass through or interference with the WWTP. The complaint assessed a penalty of $3,750,000. A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (State Board) to take up the matter. In response, the State Board issued an administrative civil liability complaint against NBC in January 2016, which sought a penalty of $1.65 million. The State Board withdrew its complaint in February 2016; however, it has indicated that it intends to refile its complaint at a later date. NBP believes it has meritorious defenses to the State Board complaint and intends to defend against the complaint vigorously. There can be no assurances, however, as to the outcome of this matter or the impact on NBP s consolidated financial position, results of operations and cash flows.

          NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

NOTE 12. SUBSEQUENT EVENTS

          NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 10, 2016, the date the financial statements were available for issuance.