Form 10-Q
period 2016-03-26
U. S. Premium Beef, LLC
filed 2016-05-05
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016
or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The registrant’s units are not traded on an exchange or in any public market. As of April 30, 2016, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	March 26, 2016	December 26, 2015
Current assets:
Cash and cash equivalents	$84,583	$85,220
Due from affiliates	80	137
Other current assets	23	8
Total current assets	84,686	85,365
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	178	175
Net property, plant, and equipment	45	48
Investment in National Beef Packing Company, LLC	135,767	132,628
Other assets	145	196
Total assets	$220,643	$218,237
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$110	$14
Accrued compensation and benefits	937	1,066
Other accrued expenses and liabilities	95	179
Patronage notices payable	48	90
Total current liabilities	1,190	1,349
Long-term liabilities:
Other liabilities	4,949	5,118
Total long-term liabilities	4,949	5,118
Total liabilities	6,139	6,467

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	214,504	211,770
Total capital shares and equities	214,504	211,770
Total liabilities and capital shares and equities	$220,643	$218,237

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended
	March 26, 2016	March 28, 2015
	(unaudited)	(unaudited)

Net sales	$-	$-

Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	751	806
Depreciation and amortization	3	1
Total costs and expenses	754	807

Operating loss	(754)	(807)

Other income (expense):
Interest income	13	12
Interest expense	(3)	(3)
Equity interest in net income (loss) of National Beef Packing Company, LLC	3,139	(5,054)
Other, net	338	1
Income (loss) before taxes	2,733	(5,851)

Income tax expense	-	-
Net income (loss)	$2,733	$(5,851)

Income (loss) per unit:
Basic
Class A units	$0.37	$(0.80)
Class B units	$3.26	$(6.97)
Diluted
Class A units	$0.37	$(0.80)
Class B units	$3.26	$(6.97)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	735,385	735,385
Class B units	755,385	755,385
See accompanying notes to financial statements.

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)

	13 weeks ended	13 weeks ended
	March 26, 2016	March 28, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,733	$(5,851)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3	1
Equity in net (income) loss of National Beef Packing Company, LLC	(3,139)	5,054
Changes in assets and liabilities:
Due from affiliates	57	24
Other assets	36	37
Accounts payable	96	85
Due to affiliates	-	2
Accrued compensation and benefits	(298)	(185)
Other accrued expenses and liabilities	(83)	(19)
Net cash used in operating activities	(595)	(852)
Cash flows from financing activities:
Change in overdraft balances	(42)	-
Net cash used in financing activities	(42)	-
Net decrease in cash	(637)	(852)
Cash and cash equivalents at beginning of the period	85,220	92,344
Cash and cash equivalents at end of the period	$84,583	$91,492

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 26, 2015. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen week period ended March 26, 2016 (thousands of dollars).

Balance at December 26, 2015	$211,770
Allocation of net income for the thirteen week period ended March 26, 2016	2,733
Balance at March 26, 2016	$214,504

(3) Income (Loss) Attributable to USPB Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. For the thirteen week periods ended March 26, 2016 and March 28, 2015, net income (loss) was allocated 10% to the Class A’s and 90% to the Class B’s. The net income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income (Loss) Per Unit Calculation
	13 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 26, 2016	March 28, 2015

Basic earnings per unit
Net income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$273	$(585)
Class B	$2,460	$(5,266)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$0.37	$(0.80)
Class B	$3.26	$(6.97)

Diluted earnings per unit:
Net income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$273	$(585)
Class B	$2,460	$(5,266)

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-
Units (denominator)	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$0.37	$(0.80)
Class B	$3.26	$(6.97)

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen week periods ended March 26, 2016 and March 28, 2015 (thousands of dollars):

	13 weeks ended	13 weeks ended
	March 26, 2016	March 28, 2015
Net sales	$1,631,370	$1,852,309

Costs and expenses:
Cost of sales	1,569,465	1,848,157
Selling, general, and administrative expenses	16,980	15,241
Depreciation and amortization	22,626	21,787
Total costs and expenses	1,609,071	1,885,185

Operating income (loss)	22,299	(32,876)

Other income (expense):
Interest income	-	17
Interest expense	(3,967)	(4,416)
Other, net	3,077	3,690
Income (loss) before taxes	21,409	(33,585)

Income tax (expense) benefit	(583)	54
Net income (loss)	20,826	(33,531)

NBP's net income (loss) attributable to USPB	$3,139	$(5,054)

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. NBP operates two beef processing facilities, three consumer-ready facilities and one wet blue tanning facility, all located in the U.S. We believe NBP operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, and directly to consumers through the internet, direct mail and direct response television. NBP also owns a refrigerated and livestock transportation and logistics company that provides transportation services for NBP and third parties.

     NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume and capacity utilization. NBP operates in a large and liquid commodity market and does not have much influence, if any, over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally and cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

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

     Revenues in the thirteen week period ended March 26, 2016 decreased 12%, compared to the same period in 2015, due to lower average selling prices, partially offset by a small increase in the number of cattle processed. For the first quarter of 2016, cost of sales declined 15%, compared to the first quarter in 2015, due to a significant decrease in the price of cattle, partially offset by a small increase in volume. The combined effects of increased margin and a small increase in volume led to higher profitability in the first quarter of 2016 compared to the same period in 2015.

     At March 26, 2016, NBP’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected. At March 26, 2016, the interest rate on the outstanding term loan was 3.2% and the interest rate on the outstanding revolving credit facility was 3.6%. The credit facility contains a minimum tangible net worth covenant. On March 26, 2016, NBP met this covenant. The credit facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

     Borrowings under the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit. On March 26, 2016, NBP had letters of credit aggregating $19.7 million outstanding. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At March 26, 2016, after deducting outstanding amounts and issued letters of credit, $122.1 million of the unused revolver was available to NBP.

     On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 36% and 22% of its cattle requirements under this agreement during the first quarters of fiscal year 2016 and 2015, respectively.

USPB Results of Operations

Thirteen weeks ended March 26, 2016 compared to thirteen weeks ended March 28, 2015

     Net Sales. There were no Net Sales in the thirteen week periods ended March 26, 2016 and March 28, 2015.

     Cost of Sales. There were no Cost of Sales in the thirteen week periods ended March 26, 2016 and March 28, 2015.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen weeks ended March 26, 2016 compared to approximately $0.8 million for the thirteen weeks ended March 28, 2015.

     Operating Loss. Operating loss was approximately $0.8 million for the thirteen weeks ended March 26, 2016 compared to approximately $0.8 million for the thirteen weeks ended March 28, 2015.

     Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net income was $3.1 million for the thirteen weeks ended March 26, 2016 compared to equity in net loss of $5.1 million for the thirteen weeks ended March 28, 2015. The improvement in fiscal year 2016 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.3 million and $0.0 million for the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively, an increase of approximately $0.3 million. The increase was primarily due to lease income on Company owned cattle delivery rights.

     Net Income (Loss). Net income for the thirteen-week period ended March 26, 2016 was approximately $2.7 million compared to net loss of approximately $5.9 million for the thirteen-week period ended March 28, 2015.

Liquidity and Capital Resources

     As of March 26, 2016, we had net working capital (the excess of current assets over current liabilities) of approximately $83.5 million, which included cash and cash equivalents of $84.6 million. As of December 26, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $84.0 million, which included cash and cash equivalents of $85.2 million. Our primary source of liquidity for the first quarter of fiscal year 2016 and fiscal year 2015 was cash and available borrowings under the Master Loan Agreement.

     As of March 26, 2016, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of March 26, 2016.

     USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements.

     If NBP continues to sustain losses and does not make distributions to the Company, we believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2015.

Operating Activities

     Net cash used in operating activities in the thirteen weeks ended March 26, 2016 was approximately $0.6 million compared to approximately $0.9 million in the thirteen weeks ended March 28, 2015. The $0.3 million change was primarily due to lease income on Company owned delivery rights in 2016.

Financing Activities

     Net cash used in financing activities was immaterial in the thirteen weeks ended March 26, 2016 compared to $0.0 million in the thirteen weeks ended March 28, 2015.

Master Loan Agreement

     On May 29, 2014, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2017.

     The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

     All of the $5 million revolving credit commitment was available as of March 26, 2016. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of March 26, 2016, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

 Item 1A. Risk Factors.

     The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 26, 2015 to consider those risk factors.

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

Date: May 5, 2016