Form 10-Q
period 2016-06-25
U. S. Premium Beef, LLC
filed 2016-08-04
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of July 30, 2016, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	June 25, 2016	December 26, 2015
Current assets:
Cash and cash equivalents	$88,686	$85,220
Due from affiliates	106	137
Other current assets	19	8
Total current assets	88,811	85,365
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	182	175
Net property, plant, and equipment	41	48
Investment in National Beef Packing Company, LLC	140,253	132,628
Other assets	147	196
Total assets	$229,252	$218,237
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$2	$14
Accrued compensation and benefits	1,027	1,066
Other accrued expenses and liabilities	189	179
Patronage notices payable	21	90
Total current liabilities	1,239	1,349
Long-term liabilities:
Other liabilities	4,911	5,118
Total long-term liabilities	4,911	5,118
Total liabilities	6,150	6,467

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	223,102	211,770
Total capital shares and equities	223,102	211,770
Total liabilities and capital shares and equities	$229,252	$218,237

See accompanying notes to consolidated financial statements.

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	804	380	1,555	1,185
Depreciation and amortization	4	1	7	2
Total costs and expenses	808	381	1,562	1,187

Operating loss	(808)	(381)	(1,562)	(1,187)

Other income (expense):
Interest income	11	11	24	23
Interest expense	(3)	(3)	(6)	(6)
Equity interest in net income (loss) of National Beef Packing Company, LLC	9,391	(1,451)	12,530	(6,505)
Other, net	8	-	346	-
Income (loss) before taxes	8,599	(1,824)	11,332	(7,675)

Income tax expense	-	-	-	-
Net income (loss)	$8,599	$(1,824)	$11,332	$(7,675)

Income (loss) per unit:
Basic
Class A units	$1.17	$(0.25)	$1.54	$(1.04)
Class B units	$10.25	$(2.17)	$13.50	$(9.14)
Diluted
Class A units	$1.17	$(0.25)	$1.54	$(1.04)
Class B units	$10.25	$(2.17)	$13.50	$(9.14)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to consolidated financial statements.

U. S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	26 weeks ended	26 weeks ended
	June 25, 2016	June 27, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$11,332	$(7,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7	2
Equity in net (income) loss of National Beef Packing Company, LLC	(12,530)	6,505
Changes in assets and liabilities:
Due from affiliates	31	(12)
Other assets	39	40
Accounts payable	(12)	20
Due to affiliates	-	8
Accrued compensation and benefits	(246)	(646)
Other accrued expenses and liabilities	10	(22)
Net cash used in operating activities	(1,369)	(1,780)
Cash flows from investing activities:
Capital expenditures	-	(21)
Distribution from National Beef Packing Company, LLC	4,904	-
Net cash provided by (used in) investing activities	4,904	(21)
Cash flows from financing activities:
Change in overdraft balances	(69)	-
Net cash used in financing activities	(69)	-
Net increase (decrease) in cash	3,466	(1,801)
Cash and cash equivalents at beginning of the period	85,220	92,344
Cash and cash equivalents at end of the period	$88,686	$90,543

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

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 25, 2016 (thousands of dollars).

Balance at December 26, 2015	$211,770
Net income for the twenty-six week period ended June 25, 2016	11,332
Balance at June 25, 2016	$223,102

(3) Income (Loss) Attributable to USPB Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. For the thirteen week and twenty-six week periods ended June 25, 2016 and June 27, 2015, net income (loss) was allocated 10% to the Class A’s and 90% to the Class B’s. The net income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income (Loss) Per Unit Calculation
	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Basic earnings per unit
Net income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$860	$(182)	$1,133	$(768)
Class B	$7,739	$(1,642)	$10,199	$(6,907)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$1.17	$(0.25)	$1.54	$(1.04)
Class B	$10.25	$(2.17)	$13.50	$(9.14)

Diluted earnings per unit:
Net income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$860	$(182)	$1,133	$(768)
Class B	$7,739	$(1,642)	$10,199	$(6,907)

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	-	-
Units (denominator)	735,385	735,385	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$1.17	$(0.25)	$1.54	$(1.04)
Class B	$10.25	$(2.17)	$13.50	$(9.14)

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 25, 2016 and June 27, 2015 (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$1,797,383	$1,994,486	$3,428,753	$3,846,795

Costs and expenses:
Cost of sales	1,690,908	1,961,499	3,260,373	3,809,657
Selling, general, and administrative expenses	17,914	16,156	34,894	31,397
Depreciation and amortization	22,785	22,082	45,411	43,868
Total costs and expenses	1,731,607	1,999,737	3,340,678	3,884,922

Operating income (loss)	65,776	(5,251)	88,075	(38,127)

Other income (expense):
Interest income	63	-	63	17
Interest expense	(3,796)	(4,300)	(7,763)	(8,716)
Other, net	813	151	3,890	3,841
Income (loss) before taxes	62,856	(9,400)	84,265	(42,985)

Income tax expense	(552)	(226)	(1,135)	(172)
Net income (loss)	62,304	(9,626)	83,130	(43,157)

NBP's net income (loss) attributable to USPB	$9,391	$(1,451)	$12,530	$(6,505)

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

Investment in National Beef Packing Company, LLC

       NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. NBP operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S. NBP operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in retail channels such as the internet, direct mail and direct response television. NBP also owns a refrigerated and livestock transportation and logistics company that provides transportation services for NBP and third parties.

     NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume and capacity utilization. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

     The USDA reports market values for cattle, beef, offal and other products produced by ranchers, farmers and beef processors. Generally, NBP’s expects its profitability to improve as the ratio of the USDA comprehensive boxed beef cutout (a weekly reported measure of the total value of all USDA inspected primal cuts, grind and trim produced from fed cattle) to the USDA 5-area weekly average slaughter cattle price increases and for profitability to decline as the ratio decreases.

     Revenues in the three and six month 2016 periods decreased 10% and 11%, respectively, in comparison to the same periods in 2015, due to lower average selling prices as the comprehensive beef cutout value declined, partially offset by an increase in the number of cattle processed. Cost of sales declined 14% for both the three and six month 2016 periods as compared to the same periods in 2015. The decline is primarily due to a decrease in the price of cattle, partially offset by an increase in volume. The combined effects of increased margin per head and an increase in volume led to significantly higher profitability in the 2016 periods as compared to the same periods in 2015.

     At June 30, 2016, NBP’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $375.0 million, which matures in October 2018. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected. At June 30, 2016, the interest rate on the outstanding term loan was 3.2% and the interest rate on the outstanding revolving credit facility was 3.4%. The credit facility contains a minimum tangible net worth covenant; at June 30, 2016, NBP met this covenant. The credit facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

     Borrowings under the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.7 million were outstanding at June 30, 2016. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At June 30, 2016, after deducting outstanding amounts and issued letters of credit, $175.2 million of the unused revolver was available to NBP.

     On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 30% and 25% of its cattle requirements under this agreement during the first two quarters of fiscal years 2016 and 2015, respectively.

USPB Results of Operations

Thirteen weeks ended June 25, 2016 compared to thirteen weeks ended June 27, 2015

     Net Sales. There were no Net Sales in the thirteen week periods ended June 25, 2016 and June 27, 2015.

     Cost of Sales. There were no Cost of Sales in the thirteen week periods ended June 25, 2016 and June 27, 2015.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen weeks ended June 25, 2016 compared to approximately $0.4 million for the thirteen weeks ended June 27, 2015, an increase of approximately $0.4 million. The increase was primarily due to higher expenses associated with the former CEO’s non-compete agreement.

     Operating Loss. Operating loss was approximately $0.8 million for the thirteen weeks ended June 25, 2016 compared to approximately $0.4 million for the thirteen weeks ended June 27, 2015.

     Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net income was $9.4 million for the thirteen weeks ended June 25, 2016 compared to equity in net loss of $1.5 million for the thirteen weeks ended June 27, 2015. The improvement in fiscal year 2016 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Net Income (Loss). Net income for the thirteen-week period ended June 25, 2016 was approximately $8.6 million compared to net loss of approximately $1.8 million for the thirteen-week period ended June 27, 2015.

Twenty-six weeks ended June 25, 2016 compared to twenty-six weeks ended June 27, 2015

     Net Sales. There were no Net Sales in the twenty-six week periods ended June 25, 2016 and June 27, 2015.

     Cost of Sales. There were no Cost of Sales in the twenty-six week periods ended June 25, 2016 and June 27, 2015.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.6 million for the twenty-six weeks ended June 25, 2016 compared to approximately $1.2 million for the twenty-six weeks ended June 27, 2015. The increase was primarily due to higher expenses associated with the former CEO’s non-compete agreement.

     Operating Loss. Operating loss was approximately $1.6 million for the twenty-six weeks ended June 25, 2016 compared to approximately $1.2 million for the twenty-six weeks ended June 27, 2015.

     Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net income was $12.5 million for the twenty-six weeks ended June 25, 2016 compared to equity in net loss of $6.5 million for the twenty-six weeks ended June 27, 2015. The improvement in fiscal year 2016 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.3 million and $0.0 million for the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively, an increase of approximately $0.3 million. The increase was primarily due to lease income on Company owned cattle delivery rights.

     Net Income (Loss). Net income for the twenty-six-week period ended June 25, 2016 was approximately $11.3 million compared to net loss of approximately $7.7 million for the twenty-six-week period ended June 27, 2015.

Liquidity and Capital Resources

     As of June 25, 2016, we had net working capital (the excess of current assets over current liabilities) of approximately $87.6 million, which included cash and cash equivalents of $88.7 million. As of December 26, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $84.0 million, which included cash and cash equivalents of $85.2 million. Our primary source of liquidity for the first two quarters of fiscal year 2016 and fiscal year 2015 was cash and available borrowings under the Master Loan Agreement.

     As of June 25, 2016, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of June 25, 2016.

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

Operating Activities

     Net cash used in operating activities in the twenty-six weeks ended June 25, 2016 was approximately $1.4 million compared to approximately $1.8 million in the twenty-six weeks ended June 27, 2015. The $0.4 million change was primarily due to a decrease in the discount rate used to compute the carrying value of the non-compete payments to be made to the former CEO.

Investing Activities

     Net cash provided by investing activities in the twenty-six weeks ended June 25, 2016 was approximately $4.9 million compared to an immaterial amount of net cash used in the twenty-six weeks ended June 27, 2015. The change was primarily due to a tax distribution received from NBP during the second quarter in the current year.

Financing Activities

     Net cash used in financing activities was immaterial in the twenty-six weeks ended June 25, 2016 compared to $0.0 million in the twenty-six weeks ended June 27, 2015.

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

     All of the $5 million revolving credit commitment was available as of June 25, 2016. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

       The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of June 25, 2016, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: August 4, 2016