Form 10-Q
period 2016-09-24
U. S. Premium Beef, LLC
filed 2016-11-03
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

     The registrant’s units are not traded on an exchange or in any public market. As of October 29, 2016, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	September 24, 2016	December 26, 2015
	(unaudited)
Current assets:
Cash and cash equivalents	$96,295	$85,220
Due from affiliates	146	137
Other current assets	11	8
Total current assets	96,452	85,365
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	185	175
Net property, plant, and equipment	38	48
Investment in National Beef Packing Company, LLC	148,211	132,628
Other assets	145	196
Total assets	$244,846	$218,237
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$6	$14
Due to affiliates	47	-
Accrued compensation and benefits	1,220	1,066
Other accrued expenses and liabilities	89	179
Patronage notices payable	19	90
Total current liabilities	1,381	1,349
Long-term liabilities:
Other liabilities	4,792	5,118
Total long-term liabilities	4,792	5,118
Total liabilities	6,173	6,467

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	238,673	211,770
Total capital shares and equities	238,673	211,770
Total liabilities and capital shares and equities	$244,846	$218,237

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	726	430	2,281	1,616
Depreciation and amortization	3	2	10	4
Total costs and expenses	729	432	2,291	1,620

Operating loss	(729)	(432)	(2,291)	(1,620)

Other income (expense):
Interest income	11	11	35	34
Interest expense	(3)	(3)	(9)	(9)
Equity interest in net income (loss) of National Beef Packing Company, LLC	16,270	(4,856)	28,800	(11,361)
Other, net	21	2	367	2
Income (loss) before taxes	15,570	(5,278)	26,902	(12,954)

Income tax expense	-	-	-	-
Net income (loss)	$15,570	$(5,278)	$26,902	$(12,954)

Income (loss) per unit:
Basic
Class A units	$2.12	$(0.72)	$3.66	$(1.76)
Class B units	$18.55	$(6.29)	$32.05	$(15.43)
Diluted
Class A units	$2.12	$(0.72)	$3.66	$(1.76)
Class B units	$18.55	$(6.29)	$32.05	$(15.43)

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	39 weeks ended	39 weeks ended
	September 24, 2016	September 26, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$26,902	$(12,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10	4
Equity in net (income) loss of National Beef Packing Company, LLC	(28,800)	11,361
Changes in assets and liabilities:
Due from affiliates	(9)	(14)
Other assets	49	50
Accounts payable	(8)	(7)
Due to affiliates	47	2
Accrued compensation and benefits	(172)	(946)
Other accrued expenses and liabilities	(89)	(69)
Net cash used in operating activities	(2,070)	(2,573)
Cash flows from investing activities:
Capital expenditures	-	(22)
Distribution from National Beef Packing Company, LLC	13,216	-
Net cash provided by (used in) investing activities	13,216	(22)
Cash flows from financing activities:
Change in overdraft balances	(71)	-
Net cash used in financing activities	(71)	-
Net increase (decrease) in cash	11,075	(2,595)
Cash and cash equivalents at beginning of the period	85,220	92,344
Cash and cash equivalents at end of the period	$96,295	$89,749

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

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 24, 2016 (thousands of dollars).

Balance at December 26, 2015	$211,770
Net income for the thirty-nine week period ended September 24, 2016	26,902
Balance at September 24, 2016	$238,673

(3) Income (Loss) Attributable to USPB Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity, and, as a result, income attributable to USPB per unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of net income (loss) attributable to USPB to Class A units and the remainder is allocated to Class B units. For the thirteen week and thirty-nine week periods ended September 24, 2016 and September 26, 2015, net income (loss) was allocated 10% to the Class A’s and 90% to the Class B’s. The net income (loss) allocated to the Class A and Class B units is then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income (Loss) Per Unit Calculation
	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Basic earnings per unit
Net income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$1,557	$(527)	$2,690	$(1,295)
Class B	$14,013	$(4,751)	$24,212	$(11,659)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$2.12	$(0.72)	$3.66	$(1.76)
Class B	$18.55	$(6.29)	$32.05	$(15.43)

Diluted earnings per unit:
Net income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$1,557	$(527)	$2,690	$(1,295)
Class B	$14,013	$(4,751)	$24,212	$(11,659)

Weighted average outstanding Class A units	735,385	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	-	-
Units (denominator)	735,385	735,385	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-	-
Units (denominator)	755,385	755,385	755,385	755,385

Per unit amount
Class A	$2.12	$(0.72)	$3.66	$(1.76)
Class B	$18.55	$(6.29)	$32.05	$(15.43)

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 24, 2016 and September 26, 2015 (thousands of dollars):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales	$1,746,839	$1,863,040	$5,175,592	$5,709,835

Costs and expenses:
Cost of sales	1,595,672	1,849,023	4,856,046	5,658,679
Selling, general, and administrative expenses	17,035	15,485	51,929	46,882
Depreciation and amortization	23,100	22,528	68,511	66,397
Total costs and expenses	1,635,807	1,887,036	4,976,486	5,771,958

Operating income (loss)	111,032	(23,996)	199,106	(62,123)

Other income (expense):
Interest income	51	3	114	20
Interest expense	(2,965)	(3,902)	(10,728)	(12,619)
Other, net	149	(3,786)	4,040	56
Income (loss) before taxes	108,267	(31,681)	192,532	(74,666)

Income tax expense	(327)	(538)	(1,462)	(710)
Net income (loss)	107,940	(32,219)	191,070	(75,376)

NBP's net income (loss) attributable to USPB	$16,270	$(4,856)	$28,800	$(11,361)

(5) Subsequent Events

       On October 24, 2016, USPB received an $11.3 million discretionary distribution from NBP.

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

     Revenues in the three and nine month 2016 periods decreased 6% and 9%, respectively, in comparison to the same periods in 2015, due to lower average selling prices, partially offset by an increase in the number of cattle processed. Cost of sales declined 14% for both the three and nine month 2016 periods as compared to the same periods in 2015. The decline is primarily due to a decrease in the price of cattle, partially offset by an increase in volume. The combined effects of increased margin per head and an increase in volume led to high profitability in the 2016 periods.

     At September 30, 2016, NBP’s credit facility consisted of a term loan and a revolving credit facility of $285.0 million, which matures in October 2018. The revolving credit facility was voluntarily reduced by NBP in the third quarter of 2016 from $375.0 million to $285.0 million. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected. At September 30, 2016, the interest rate on the outstanding term loan was 3.27% and the interest rate on the outstanding revolving credit facility was 5.25%. The credit facility contains a minimum tangible net worth covenant; at September 30, 2016, NBP met this covenant. The credit facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

     Borrowings under the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.6 million were outstanding at September 30, 2016. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At September 30, 2016, after deducting outstanding amounts and issued letters of credit, $247.7 million of the unused revolver was available to NBP.

     On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 26% and 28% of its cattle requirements under this agreement during the first three quarters of fiscal years 2016 and 2015, respectively.

USPB Results of Operations

Thirteen weeks ended September 24, 2016 compared to thirteen weeks ended September 26, 2015

     Net Sales. There were no Net Sales in the thirteen week periods ended September 24, 2016 and September 26, 2015.

     Cost of Sales. There were no Cost of Sales in the thirteen week periods ended September 24, 2016 and September 26, 2015.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.7 million for the thirteen weeks ended September 24, 2016 compared to approximately $0.4 million for the thirteen weeks ended September 26, 2015, an increase of approximately $0.3 million. The increase was primarily due to higher compensation expense.

     Operating Loss. Operating loss was approximately $0.7 million for the thirteen weeks ended September 24, 2016 compared to approximately $0.4 million for the thirteen weeks ended September 26, 2015.

     Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net income was $16.3 million for the thirteen weeks ended September 24, 2016 compared to equity in net loss of $4.9 million for the thirteen weeks ended September 26, 2015. The improvement in fiscal year 2016 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Net Income (Loss). Net income for the thirteen-week period ended September 24, 2016 was approximately $15.6 million compared to net loss of approximately $5.3 million for the thirteen-week period ended September 26, 2015.

Thirty-nine weeks ended September 24, 2016 compared to thirty-nine weeks ended September 26, 2015

     Net Sales. There were no Net Sales in the thirty-nine week periods ended September 24, 2016 and September 26, 2015.

     Cost of Sales. There were no Cost of Sales in the thirty-nine week periods ended September 24, 2016 and September 26, 2015.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.3 million for the thirty-nine weeks ended September 24, 2016 compared to approximately $1.6 million for the thirty-nine weeks ended September 26, 2015. The increase was primarily due to higher compensation expense and higher expense associated with the former CEO’s non-compete agreement.

     Operating Loss. Operating loss was approximately $2.3 million for the thirty-nine weeks ended September 24, 2016 compared to approximately $1.6 million for the thirty-nine weeks ended September 26, 2015.

     Equity Interest in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net income was $28.8 million for the thirty-nine weeks ended September 24, 2016 compared to equity in net loss of $11.4 million for the thirty-nine weeks ended September 26, 2015. The improvement in fiscal year 2016 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.4 million and $0.0 million for the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively, an increase of approximately $0.4 million. The increase was primarily due to lease income on Company owned cattle delivery rights.

     Net Income (Loss). Net income for the thirty-nine-week period ended September 24, 2016 was approximately $26.9 million compared to net loss of approximately $13.0 million for the thirty-nine-week period ended September 26, 2015.

Liquidity and Capital Resources

     As of September 24, 2016, we had net working capital (the excess of current assets over current liabilities) of approximately $95.1 million, which included cash and cash equivalents of $96.3 million. As of December 26, 2015, we had net working capital (the excess of current assets over current liabilities) of approximately $84.0 million, which included cash and cash equivalents of $85.2 million. Our primary source of liquidity for the first three quarters of fiscal year 2016 and fiscal year 2015 was cash and available borrowings under the Master Loan Agreement.

     As of September 24, 2016, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of September 24, 2016.

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

Operating Activities

     Net cash used in operating activities in the thirty-nine weeks ended September 24, 2016 was approximately $2.1 million compared to approximately $2.6 million in the thirty-nine weeks ended September 26, 2015. The $0.5 million change was primarily due to a decrease in the discount rate used to compute the carrying value of the non-compete payments to be made to the former CEO.

Investing Activities

     Net cash provided by investing activities in the thirty-nine weeks ended September 24, 2016 was approximately $13.2 million compared to an immaterial amount of net cash used in the thirty-nine weeks ended September 26, 2015. The change was primarily due to tax distributions received from NBP in the current fiscal year.

Financing Activities

     Net cash used in financing activities was immaterial in the thirty-nine weeks ended September 24, 2016 and September 26, 2015.

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

     All of the $5 million revolving credit commitment was available as of September 24, 2016. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of September 24, 2016, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

 Item 1A. Risk Factors.

Rules proposed by the U.S. Department of Agriculture’s (USDA) Grain Inspection, Packers and Stockyards Administration (GIPSA) could adversely impact USPB’s business operations.

     The “Farmer Fair Practices Rules” proposed by GIPSA could have an impact on how USPB’s members market the cattle they produce and on USPB’s ability to offer its members value based grids for their cattle. If enacted, the proposed rules may have a negative impact the value of the Class A unit and the associated delivery rights held by USPB’s unitholders.

     Other risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 26, 2015 to consider those risk factors.

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

Date: November 3, 2016