Form 10-K
period 2016-12-31
U. S. Premium Beef, LLC
filed 2017-03-09
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 25, 2017, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “USPB”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.) and its consolidated subsidiaries. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company. As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year which ends on the last Saturday in December.

PART I

ITEM 1.          BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

 Overview

U.S. Premium Beef (USPB or the Company) was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia). The Purchase Agreement provided for Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million (Leucadia Transaction), which closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

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

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. That arrangement continues following the Conversion. Under that arrangement, USPB has delivered more than 13.3 million head of cattle to NBP for processing since it commenced deliveries.

On August 6, 2003, USPB became the majority owner in NBP.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC. Under the new ownership structure, each share of common stock of the cooperative was converted to one unit of Class A interest and one unit of Class B interest. The Class A and Class B units can be transferred separately.

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia). The Purchase Agreement provided for Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million. The Leucadia Transaction closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

In connection with its approval of the Purchase Agreement, the Company’s Board of Directors adopted a change to the Company’s fiscal year, which became effective upon closing. The Leucadia Transaction closed on December 30, 2011 and the Company’s fiscal year-end changed from the last Saturday in August to the last Saturday in December.

Employees

USPB has seven employees as of December 31, 2016. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,140 employees at December 31, 2016 and generated total revenues of $7.0 billion in 2016.

The largest share of NBP’s revenue, about 91%, is generated from the sale of boxed beef products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Beef Processing Services

NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Revenues in 2016 decreased about 5% in comparison to 2015, due to lower average selling prices for beef and beef by-products, partially offset by an increase in the number of cattle processed. Revenues in 2015 decreased about 5% in comparison to 2014, due to lower sales volume, as fewer cattle were processed, and lower average selling prices for beef and beef by-products. Additionally, during 2015, decreases to revenues of $52.9 million were recorded as a result of NBP's use of derivatives in its hedging activity. For 2016, cost of sales declined 11% as compared to 2015, due to a decrease in the price of fed cattle, partially offset by an increase in volume. For 2015, cost of sales declined 5% as compared to 2014, due to fewer cattle processed, and a decrease in the price of cattle.

For 2016, the combined effects of increased margin per head and an increase in volume led to record high profitability. For 2015, the combined effects of both lower volumes and tighter margins due to the relative price of cattle compared to the selling price of beef and beef by-products impacted margins leading to reduced profitability compared to 2014. During 2015, NBP recorded an impairment loss on property, plant and equipment located at its Brawley, California facility of approximately $4.7 million to adjust the carrying value of the long-lived assets to its fair value. Also in connection with closing the Brawley facility, NBP recognized $6.9 million of costs including employee separation and retention, systems decommissioning and various other expenses in 2014. Of these amounts, $4.6 million related to employee separation, which is included in Compensation and benefits, and the various other costs are included in Selling, general and other expenses.

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers, further processors and the U.S. military. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exports products to more than 20 countries; in 2016 export sales represented approximately 10.8% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

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

Raw Materials and Procurement

The primary raw material for the beef processing plants is live cattle. Live cattle prices change daily based on supply and demand for beef and other proteins, cattle inventory levels, weather and other factors. NBP’s two largest beef processing facilities are located in southwest Kansas. The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma. A significant portion of USPB’s unitholders and associates are located in this area. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

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

During fiscal years 2016, 2015 and 2014, USPB’s owners and associates provided approximately 27%, 28% and 23%, respectively, of NBP’s total cattle requirements.

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

Regulation and Environmental

NBP’s operations are subject to extensive regulation by the U.S. Department of Agriculture (USDA) including its Food Safety and Inspection Service (FSIS) and its Grain Inspection, Packers and Stockyards Administration (GIPSA), the Food and Drug Administration (FDA), the U.S. Environmental Protection Agency (EPA) and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.

NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid livestock suppliers all receivables, inventory and proceeds derived from NBP’s sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, at December 31, 2016, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.

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

Employees

Of NBP’s 8,140 employees, about 5,325 are represented by collective bargaining agreements. About 2,265 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2017, 2,475 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2021, and another 225 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W) under a collective bargaining agreement scheduled to expire in June 2019.

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

Risk Factors Associated With Operations of NBP

The prices and availability of key raw materials affects the profitability of its beef processing and manufacturing operations.

The supply and market price of cattle purchased by NBP are dependent upon a variety of factors over which NBP has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases. A decline in the supply of fed cattle available for NBP’s Brawley facility was a key factor in the 2013 decision to close the Brawley plant. The cost of raw materials used by its manufacturing businesses have fluctuated over time as a result of a variety of factors. Although its manufacturing businesses are not currently experiencing any shortage of raw materials, if such shortages occur, revenues and profitability could decline.

Outbreaks of disease affecting livestock can adversely affect the supply of cattle and the demand for NBP’s products.

NBP is subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock (such as foot-and-mouth disease or bovine spongiform encephalopathy (BSE), commonly referred to as mad cow disease) could result in restrictions on sales of products, restrictions on purchases of livestock from suppliers or widespread destruction of cattle. The discovery of BSE in the past caused certain countries to restrict or prohibit the importation of beef products. Outbreaks of diseases, or the perception by the public that an outbreak has occurred, or other concerns regarding diseases, can lead to inadequate supply, cancellation of orders by customers and create adverse publicity, any of which can have a significant negative impact on consumer demand and, as a result, on its consolidated financial position, cash flows and results of operations.

If NBP’s products or products made by others using its products become contaminated or are alleged to be contaminated, NBP may be subject to product liability claims that could adversely affect its business.

NBP may be subject to significant liability in excess of insurance policy limits if its products or products made by others using its products cause injury, illness or death. In addition, NBP could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Organisms producing food borne illnesses (such as E. coli) could be present in NBP’s products and result in illness or death if they are not eliminated through further processing or cooking. Contamination of NBP’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products. Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering. Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on its consolidated financial condition, cash flows and results of operations.

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

NBP’s exports expose it to political and economic risks in the U.S. and foreign countries, as well as to risks related to currency fluctuations.

Approximately 10.8% of NBP’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China (for hides), Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

NBP incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.

NBP’s operations are subject to extensive and stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal. Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity. In addition, NBP incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements. All of NBP’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges. As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In locations where NBP is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs. NBP may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant. Compliance with environmental regulations has had and will continue to have a significant impact on NBP’s cash flows and profitability. In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, NBP could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

NBP is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations.

NBP’s operations are subject to extensive regulation and oversight by the USDA, including its FSIS and GIPSA agencies, the FDA, and other federal, state, local and foreign authorities regarding the procurement of cattle and the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

NBP’s performance depends on favorable labor relations with its employees, in particular employees represented by collective bargaining agreements.

A substantial number of NBP’s employees are covered by collective bargaining agreements. A labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs. Any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on its financial condition, cash flows and results of operations.

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

ITEM 4.          NOT USED.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 25, 2017, there were 477 record holders of Class A units and 476 record holders of Class B units. The per unit sales prices for the fiscal years 2016 and 2015 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2016
Quarter ending:
March 26, 2016	$100.00	$100.00	$75.00	$87.50	$110.00	$110.00	$-	$-
June 25, 2016	$125.00	$125.00	$125.00	$125.00	$121.00	$128.00	$95.00	$95.00
September 24, 2016	$142.50	$142.50	$7.50	$7.50	$-	$-	$-	$-
December 31, 2016	$-	$-	$-	$-	$115.00	$128.00	$150.00	$150.00
Subsequent to December 31, 2016	$75.48	$100.00	$75.48	$110.00	$112.00	$120.00	$105.00	$125.00

Fiscal Year 2015
Quarter ending:
March 28, 2015	$120.00	$128.00	$120.00	$120.00	$110.00	$110.00	$-	$-
June 27, 2015	$-	$-	$-	$-	$100.00	$100.00	$75.00	$81.00
September 26, 2015	$100.00	$125.00	$75.00	$75.00	$100.00	$100.00	$-	$-
December 26, 2015	$16.00	$16.00	$141.00	$141.00	$-	$-	$-	$-
Subsequent to December 26, 2015	$100.00	$100.00	$75.00	$87.50	$-	$-	$-	$-

The affiliated sales represent sales for each of the periods shown above were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2016 and 2015, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2016
December 7, 2016	$5.02	$44.02

Fiscal Year 2015
None	$0.00	$0.00

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

The following table sets forth selected statement of operations and balance sheet data for fiscal years ended December 31, 2016, December 26, 2015, December 27, 2014, December 28, 2013, and December 29, 2012. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year Ended (1)
	December 31,	December 26,	December 27,	December 28,	December 29,
	2016	2015	2014	2013	2012
	(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-	-
Selling, general, and administrative	3.6	2.4	3.1	5.4	5.7
Depreciation and amortization	-	-	-	-	-
Operating loss	(3.6)	(2.4)	(3.1)	(5.4)	(5.7)
Other income (expense):
Interest income	-	-	-	-	0.1
Interest expense	-	-	-	-	(0.3)
Equity in income (loss) of National Beef Packing Company, LLC	49.3	(18.9)	(6.1)	(6.5)	8.6
Other, net	0.7	-	0.2	0.7	0.1
Total other income (expense)	50.0	(18.9)	(5.9)	(5.8)	8.5
Income tax expense	-	-	-	-	(0.1)
Net income (loss)	$46.4	$(21.3)	$(9.0)	$(11.2)	$2.7

Selected Balance Sheet Data:
Cash and cash equivalents	$85.2	$85.2	$92.3	$59.8	$62.7
Total assets	$228.9	$218.2	$240.5	$254.9	$267.4
Capital shares and equities	$221.2	$211.8	$233.1	$244.2	$254.5

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
Income (loss) per unit
Basic
Class A Units	$6.31	($2.90)	($1.23)	($1.52)	$0.37
Class B Units	$55.24	($25.40)	($10.77)	($13.34)	$3.25
Diluted
Class A Units	$6.31	($2.90)	($1.23)	($1.52)	$0.36
Class B Units	$55.24	($25.40)	($10.77)	($13.34)	$3.25

Outstanding weighted-average units
Basic
Class A Units	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385
Diluted
Class A Units	735,385	735,385	735,385	735,385	747,836
Class B Units	755,385	755,385	755,385	755,385	755,385

·(1)	Fiscal years 2016 consisted of a 53 week year. Fiscal years 2015, 2014, 2013, and 2012 consisted of a 52 week year.

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

Overview

U.S. Premium Beef (USPB or the Company) was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia). The Purchase Agreement provided for Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million. The Leucadia Transaction closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market at December 31, 2016. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,140 employees at December 31, 2016 and generated total revenues of $7.0 billion in 2016.

The largest share of NBP’s revenue, about 91%, is generated from the sale of boxed beef products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

USPB conducted an evaluation to determine if its investment in National Beef was impaired as of the end of fiscal year 2016 in accordance with ASC 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a discounted cash flow valuation and resulted in a fair value that exceeded the carrying value. Qualitative factors considered by the Company included the following:

•

The cyclical nature of the beef and beef processing industry impacted NBP’s financial results. NBP operating income typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability. Increased precipitation in cattle producing areas in 2015 and 2016 caused farmers and ranchers to hold back heifers to rebuild their herds, which had been partially liquidated as a result of the drought. As a result, the supply of fed cattle available for slaughter increased significantly. As NBP’s margins are higher during times of ample cattle availability, an increase in the supply of fed cattle available for slaughter enabled NBP to realize operating income, as opposed to the operating losses that were realized in prior years.

•

The intent and ability of USPB to retain its investment. USPB made the original investment in NBP to provide USPB’s members with a guaranteed market for their fed cattle and to enable them to be paid for the market value of their cattle, instead of accepting the going cash price. Without the investment in NBP, USPB’s members will not be able to receive those benefits.

As a result of the forgoing analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 31, 2016.

Results of Operations

The following table presents the historical consolidated statements of operations data for USPB for the periods indicated:

	53 weeks	52 weeks	52 weeks
	ended	ended	ended
	December	December	December
	31, 2016	26, 2015	27, 2014
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	3.6	2.4	3.1
Operating loss	(3.6)	(2.4)	(3.1)

Other income (expense):
Interest income	-	-	-
Interest expense	-	-	-
Equity in income (loss) of National Beef Packing Company, LLC	49.3	(18.9)	(6.1)
Other, net	0.7	-	0.2
Total other income (expense), net	50.0	(18.9)	(5.9)
Income tax expense	-	-	-
Net income (loss)	$46.4	$(21.3)	$(9.0)

Fiscal Year Ended December 31, 2016 compared to December 26, 2015

Net Sales. There were no sales during the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015.

Cost of Sales. There were no cost of sales during the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.6 million for the fifty-three weeks ended December 31, 2016, compared to approximately $2.4 million for the fifty-two weeks ended December 26, 2015, an increase of approximately $1.2 million. The increase is primarily due to higher expenses associated with the bonus plans, non-compete agreements and phantom plans.

Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-three weeks ended December 31, 2016 compared to the fifty-two weeks ended December 26, 2015.

Operating Loss. Operating loss was approximately $3.6 million for the fifty-three weeks ended December 31, 2016 compared to an operating loss of approximately $2.4 million for the fifty-two weeks ended December 26, 2015, an increase of approximately $1.2 million.

Interest Expense and Interest Income. Interest expense and interest income were immaterial during the fifty-three weeks ended December 31, 2016 and fifty-two weeks ended December 26, 2015.

Equity in Income (Loss) of National Beef Packing Company, LLC. Equity in NBP income was $49.3 million for the fifty-three weeks ended December 31, 2016 compared to a loss of $18.9 million for the fifty-two weeks ended December 26, 2015. As of December 31, 2011, USPB started carrying its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.7 million for the fifty-three weeks ended December 31, 2016 compared to $0.0 million for the fifty-two weeks ended December 26, 2015, an increase of approximately $0.7 million. The increase was primarily due to higher lease income on the Company owned delivery rights.

Income Tax Expense. There was no income tax expense during the fifty-three weeks ended December 31, 2016 and fifty-two weeks ended December 26, 2015.

Net Income (Loss). Net income for the fifty-three weeks ended December 31, 2016 was approximately $46.4 million compared to a net loss of approximately $21.3 million for the fifty-two weeks ended December 26, 2015, an improvement of approximately $67.7 million. The improvement was due to net income at NBP.

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

Liquidity and Capital Resources

As of December 31, 2016, we had net working capital (the excess of current assets over current liabilities) of approximately $82.0 million, which included cash and cash equivalents of $85.2 million. As of December 26, 2015, we had net working capital of approximately $84.0 million, which included cash and cash equivalents of $85.2 million, with $0.1 million in patronage notices payable. Our primary sources of liquidity for fiscal year 2016 was cash, and cash flows from investing activities and available borrowings under the Master Loan Agreement with CoBank.

As of December 31, 2016, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 31, 2016.

USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash provided by operating activities was $8.3 million in fiscal year 2016 as compared to net cash used by operating activities of $3.3 million in fiscal year 2015. The $11.6 million increase was primarily due to the distributions received from NBP, which was partially offset by increases in compensation related expenses in the current fiscal year.

Net cash used in operating activities was $3.3 million in fiscal year 2015 as compared to $4.9 million in fiscal year 2014. The $1.6 million decrease was primarily due to the appreciation right payment on the former CEO’s Class A phantom units in April 2014 ($2.2 million), which was partially offset by lower compensation related expenses in the current fiscal year.

Investing Activities

Net cash provided by investing activities was $27.5 million in fiscal year 2016 as compared to net cash used in investing activities of $3.8 million in fiscal year 2015. The $31.3 million change was due to distributions received from NBP in fiscal year 2016 as compared to USPB’s $3.8 million contribution of additional capital to NBP in fiscal year 2015 to purchase 33.97 NBP units and maintain its 15.0729% ownership percentage.

Net cash used by investing activities was $3.8 million in fiscal year 2015 as compared to net cash provided by investing activities of $38.9 million in fiscal year 2014. The $42.7 million change was due to the receipt of escrow monies in fiscal year 2014 related to the 2011 Leucadia Transaction and USPB’s $3.8 million contribution of additional capital to NBP in fiscal year 2015 to purchase 33.97 NBP units and maintain its 15.0729% ownership percentage.

Financing Activities

Net cash used in financing activities was $35.8 million in fiscal year 2016 as compared to $0.0 million in fiscal year 2015. The $35.8 million change was primarily related to a distribution to USPB’s unitholders in fiscal year 2016.

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

All of the $5 million revolving credit commitment was available as of December 31, 2016. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Cash Payment Obligations

The following table describes the cash payment obligations as of December 31, 2016 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2017 (Year 1)	2018 (Year 2)	2019 (Year 3)	2020 (Year 4)	2021 (Year 5)	After Year 5
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt	$-	$-	$-	$-	$-	$-	$-
Non-competition payments (1)	$4,617	$853	$855	$856	$858	$859	$336
Operating leases	$328	$55	$55	$55	$55	$55	$55
Total	$4,945	$908	$910	$911	$913	$914	$391

(1) Reflects payments to be made to CEO's pursuant to employment agreements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2016 and 2015. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 31, 2016, the Company did not have any outstanding debt.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fourteen weeks ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	56	Chairman of the Board	2016
Joe M. Morgan	65	Vice Chairman of the Board	2016
Jerry L. Bohn	67	Secretary	2018
Wayne L. Carpenter	55	Director	2018
John M. Freund	49	Director	2016
Rex W. McCloy	62	Director	2017
Jeff H. Sternberger	56	Director	2017
Stanley D. Linville	58	Chief Executive Officer	—
Scott J. Miller	52	Chief Financial Officer	—
Danielle D. Imel	41	Treasurer	—

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

Wayne L. Carpenter. Mr. Carpenter is the President and owner of Carpenter Cattle Company Inc. which was established in 1980. His operation today consists of a 7,500 head feed yard which markets 10,000-11,000 head through USPB annually. Mr. Carpenter runs 1,100 mother cows and also yearlings on ranches in Kansas and Montana. His farming operation consists of dryland and irrigated acres, which markets most of its crop production through the feed yard. Mr. Carpenter is a member of Kansas Livestock Association and National Cattlemen’s Beef Association. Carpenter Cattle Company Inc. has been a member of USPB since the beginning. Mr. Carpenter has served as a member of the Company’s board since 2016. As a member of USPB’s board of directors, Mr. Carpenter and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Audit Committee

The board of directors has an Audit Committee consisting of Messrs. Gardiner, Bohn, and McCloy. Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ. Mr. Gardiner is Chairman of the Audit Committee. The Board has identified Mr. Bohn as an “audit committee financial expert”. The Audit Committee selects and retains independent auditors and assists the board of directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements. The Audit Committee meets with management and the independent auditors, as may be required. The independent auditors have full and free access to the Audit Committee without the presence of management. The Audit Committee has a charter.

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

Fiscal Year 2016 Executive Compensation Elements

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

On December 21, 2015, USPB entered into a new employment agreement with Mr. Linville (Linville Employment Agreement), which became effective on January 1, 2016. The Linville Employment Agreement provides for Mr. Linville to serve as USPB’s CEO for a term that started on January 1, 2016 and expires on December 29, 2018. The Linville Employment Agreement provides for Mr. Linville to receive an annual base salary of $300,000.

Annual Cash Incentive/Bonuses

Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any fiscal year, (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

For fiscal year 2016, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2016 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Long-term Incentive

Mr. Linville is eligible for a long-term incentive compensation under the Linville Employment Agreement. If he is employed by USPB on December 29, 2018, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from January 1, 2016 to December 29, 2018 exceed $75,000,000 (Long-Term Incentive).

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

Equity Compensation

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,817 Class A phantom units and 4,817 Class B phantom units remained outstanding at December 31, 2016, all of which were fully vested.

In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period and were approximately 80% vested on January 28, 2017.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement

On December 21, 2015, USPB entered into the Linville Employment Agreement with Mr. Linville, which became effective on January 1, 2016 and expires on December 29, 2018, subject to earlier termination as provided in the agreement.

Mr. Linville’s annual base salary is $300,000. Mr. Linville will be eligible for an annual incentive compensation payment based on the financial performance of USPB and the benefits received by USPB’s unitholders; that incentive compensation will only be paid to Mr. Linville after certain levels of benefits have been achieved. Under the terms of the Linville Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the Linville Employment Agreement, he shall be paid an Annual Incentive. If he is employed by USPB on December 29, 2018, he is to be paid Long-Term Incentive compensation. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts. Mr. Linville currently holds a total of 2,300 Class A and 2,300 Class B phantom units.

The Linville Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the Linville Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through fiscal year 2018; payment of certain fringe benefits through fiscal year 2018; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2018; the long-term incentive bonus that would have accrued had Mr. Linville been employed through fiscal year 2018; and the payment of the noncompetition compensation.

Impact of Tax and Accounting Treatments

We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid. We further believe ASC 718 Compensation – Stock Compensation does not have a material effect on our financial statements.

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 31, 2016, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee Joe Morgan Jerry Bohn

Summary Compensation Table

     The table below sets forth information regarding compensation for our named executive officers for fiscal year 2016, 2015, and 2014. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive Plan			All Other
Name and Principal				Option Awards	Compensation			Compensation
Position	Period	Salary ($)	Bonus ($)	($)	($)			($)		Total ($)

Stanley D. Linville	FY2016	308,190	-	-	447,628	(3)		77,387	(1)	833,205
Chief Executive Officer	FY2015	308,154	-	-	32,810	(3)		13,410	(1)	354,374
	FY2014	305,855	-	-	17,802	(3)		12,927	(1)	336,584

Scott J. Miller	FY2016	190,714	-	-	210,842	(2)		71,978	(1)	473,534
Chief Financial Officer	FY2015	183,891	-	-	11,741	(2)		11,386	(1)	207,018
	FY2014	183,873	-	-	32,440	(2)		14,703	(1)	231,016

Danielle D. Imel	FY2016	132,964	-	-	151,764	(2)		58,727	(1)	343,455
Treasurer	FY2015	128,681	-	-	8,451	(2)	-		(1)	137,132
	FY2014	128,668	-	-	23,349	(2)		12,336	(1)	164,353

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan, non-dilution payments resulting from excess tax distributions and a phantom unit plan payment resulting from the payment of funds escrowed in the Leucadia Transaction, $10,747, $2,888 and $63,752, respectively in fiscal year 2016; $10,523, $2,887 and $0, respectively in fiscal year 2015; and $10,398, $2,529 and $0, respectively in fiscal year 2014.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan, non-dilution payments resulting from excess tax distributions and a phantom unit plan payment resulting from the payment of funds escrowed in the Leucadia Transaction, $10,322, $2,628 and $58,848, respectively in fiscal year 2016; $8,758, $2,628 and $0, respectively in fiscal year 2015; and $12,407, $2,296 and $0, respectively in fiscal year 2014.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan, non-dilution payments resulting from excess tax distributions and a phantom unit plan payment resulting from the payment of funds escrowed in the Leucadia Transaction, $7,535, $2,152 and $49,040, respectively in fiscal year 2016; $10,460, $1,876 and $0, respectively in fiscal year 2014. None of the benefits paid to Ms. Imel in fiscal year 2015 exceeded $10,000.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $447,628, $0, and $17,802 for fiscal years 2016, 2015, and 2014, respectively, and $0, $32,810, and $0 of long-term cash bonus for fiscal years 2016, 2015, and 2014, respectively. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2016

     The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2016.

	Estimated Future Payouts under Non-Equity Incentive
	Plan Awards

Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a
Chief Executive Officer

Scott J. Miller	10/26/2016	$-	$163,034	(1)	$271,950
Chief Financial Officer

Danielle D. Imel	10/26/2016	$-	$117,352	(1)	$195,750
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2017. Amounts, which could be more or less, will be based on actual input amounts for fiscal year 2017.
(2) There were no grants of plan-based awards in fiscal year 2016 for Mr. Linville.

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
Stanley D. Linville

For fiscal year 2016: 0.75% of the sum of the total financial benefits to USPB (“USPB Total Benefits”) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

Scott J. Miller and Danielle D. Imel

For fiscal year 2016: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2016 USPB earnings before tax plus USPB grid premiums during fiscal year 2016, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2016, 2015, and 2014. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2016

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

(1) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2016, the unexercised phantom units were fully vested, and therefore exercisable.
(2) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. On January 28, 2017, the unexercised phantom units were approximately 80% vested.
(3) During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the Leucadia Transaction, which occurred in December 2011, employees with phantom plan awards were paid $687 per combined Class A and Class B phantom units less the combined strike price of $275 ($118 + $157). Subsequent to this payment, the new strike prices for Class A phantom units and Class B phantom units are now $0.00 and $0.00, respectively. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,817 Class A phantom units and 4,817 Class A phantom units remained outstanding at December 31, 2016, all of which were fully vested.

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Stanley D. Linville	-	$-
Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2016. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Stanley D. Linville

Employment Agreement

If the Linville Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2017, his payment would be $300,000;

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

The table below reflects compensation paid to each director during the fiscal year 2016.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	3,000
Joe M. Morgan	2,750
Jerry L. Bohn	2,500
Wayne L. Carpenter	2,500
John M. Freund	2,500
Rex W. McCloy	2,500
Jeff H. Sternberger	2,500

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 25, 2017 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

		Number of Units
		Beneficially
Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class
Black Diamond Cattle Co, Inc. (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846
John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871
Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871
Jeff Sternberger (4)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc., which is managed by Karen Laue.
(2)	Includes i) 54,288 Class A and 30,000 Class B units held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and ii) 24,288 Class B units held by Fairleigh Corporation dba Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

The following table furnishes information, as of February 25, 2017, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 30, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number (1)	Percentage (1)	Number(1)	Percentage (1)
Jeff H. Sternberger (2)	40,770	5.5%	40,770	5.4%
Jerry L. Bohn (3)	35,867	4.9%	31,617	4.2%
Joe M. Morgan (4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	16,085	2.2%	13,085	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner (7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Scott J. Miller	-	0.0%	-	0.0%
Stanley D. Linville	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (10 persons)(9)	137,175	18.5%	114,662	15.2%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held by the named party.
(2)

Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director. 37,770 of the Class A and Class B units are pledged as security.

(3)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is the general manager. All of the units are pledged as security.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
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

The standards applied pursuant to the above-described procedures are to provide comfort that any conflict of interest or related party transaction is on an arms-length basis which is fair to the Company.

Directors who are Unitholders

USPB is not a listed company and as a result has chosen the NASDAQ independence listing standards to determine whether our directors are independent. The NASDAQ independence definitions provide that directors cannot be independent if they do not meet certain objective standards.

All of USPB’s directors hold units of the LLC and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle. Based on the NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Messrs. Bohn, Carpenter, Freund, Gardiner, McCloy, Morgan, and Sternberger.

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

Transactions with NBP

On December 30, 2011, NBP entered into a new Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its owners and associates, and USPB shall cause to be sold and delivered from its owners and associates to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2016, 2015, and 2014, USPB and NBP agreed to increase the number of cattle that USPB’s owners and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2016, 2015, and 2014, USPB’s owners and associates provided approximately 27%, 28%, and 23%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers, LLP, an independent registered public accounting firm, served as our auditors for fiscal years 2016 and 2015 (thousands of dollars).

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2016	December 26, 2015

Audit Fees	$115	$113
Audit Related Fees	2	4
Tax Fees	240	231
All Other Fees	-	-
Total	$357	$348

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The consolidated financial statements filed as part of this report at Item 8 are listed in the Index to the Consolidated Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(b)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333- 115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on May 29, 2014).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333- 115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333- 115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(f)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101 INS	XBRL Instance Document **

101 SCH	XBRL Taxonomy Extension Schema Document **

101 CAL	XBRL Taxonomy Extension Calculation Linkbase **

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101 LAB	XBRL Taxonomy Extension Label Linkbase Document **

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

U.S. Premium Beef, LLC By: /s/ Stanley D. Linville ___________________________ Name: Stanley D. Linville Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017

* * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville	Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Stanley D. Linville
/s/ Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017
Scott J. Miller
/s/ Joe M. Morgan	Vice Chairman of the Board	March 9, 2017
Joe M. Morgan
/s/ Jerry L. Bohn	Director	March 9, 2017
Jerry L. Bohn
/s/ Wayne L. Carpenter	Director	March 9, 2017
Wayne L. Carpenter
/s/ John M. Freund	Director	March 9, 2017
John M. Freund
/s/ Rex W. McCloy	Director	March 9, 2017
Rex W. McCloy
/s/ Jeff H. Sternberger	Director	March 9, 2017
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP	F-2

Consolidated Balance Sheets at December 31, 2016 and December 26, 2015	F-3

Consolidated Statements of Operations for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	F-5

Consolidated Statements of Capital Shares and Equities for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	F-6

Notes to Consolidated Financial Statements	F-7

National Beef Packing Company, LLC Consolidated Balance Sheets at December 31, 2016 and December 26, 2015 and Consolidated Statements of Operations, Comprehensive (Loss) Income, Cash Flows and Members’ Capital for years ended December 31, 2016, December 26, 2015, and December 27, 2014 and Notes to Consolidated Financial Statements

F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners
 U.S. Premium Beef, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), capital shares and equities and cash flows present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC and their subsidiaries at December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three years ended December 31, 2016, December 26, 2015, and December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
 Kansas City, MO
 March 9, 2017

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	December 31, 2016	December 26, 2015
Current assets:
Cash and cash equivalents	$85,230	$85,220
Due from affiliates	48	137
Other current assets	27	8
Total current assets	85,305	85,365
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	188	175
Net property, plant, and equipment	35	48
Investment in National Beef Packing Company, LLC	143,446	132,628
Other assets	146	196
Total assets	$228,932	$218,237
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$66	$14
Due to affiliates	37	-
Accrued compensation and benefits	1,690	1,066
Other accrued expenses and liabilities	253	179
Patronage notices payable	19	90
Distributions payable	1,199	-
Total current liabilities	3,264	1,349
Long-term liabilities:
Other liabilities	4,473	5,118
Total long-term liabilities	4,473	5,118
Total liabilities	7,737	6,467

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	221,195	211,770
Total capital shares and equities	221,195	211,770
Total liabilities and capital shares and equities	$228,932	$218,237

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except unit and per unit data)

	53 weeks ended	52 weeks ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	3,621	2,397	3,116
Depreciation and amortization	13	7	2
Total costs and expenses	3,634	2,404	3,118
Operating loss	(3,634)	(2,404)	(3,118)
Other income (expense):
Interest income	48	47	47
Interest expense	(13)	(13)	(30)
Equity in income (loss) of National Beef Packing Company, LLC	49,267	(18,949)	(6,140)
Other, net	700	3	202
Total other expense	50,002	(18,912)	(5,921)
Income (loss) before taxes	46,368	(21,316)	(9,039)
Income tax expense	-	-	-
Net income (loss)	$46,368	$(21,316)	$(9,039)

Income (loss) per unit:
Basic
Class A units	$6.31	$(2.90)	$(1.23)
Class B units	$55.24	$(25.40)	$(10.77)
Diluted
Class A units	$6.31	$(2.90)	$(1.23)
Class B units	$55.24	$(25.40)	$(10.77)
Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(thousands of dollars)

	53 weeks ended	52 weeks ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income (loss)	$46,368	$(21,316)	$(9,039)
Other comprehensive income (expense):	-	-	-
Comprehensive income (loss)	$46,368	$(21,316)	$(9,039)

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
 Consolidated Statements of Capital Shares and Equities
(thousands of dollars)

Members'
capital
Balance at December 28, 2013	$244,212
Allocation of net loss for the year ended December 27, 2014	(9,039)
Tax year 2013 distribution	(2,087)
Balance at December 27, 2014	$233,086
Allocation of net loss for the year ended December 26, 2015	(21,316)
Balance at December 26, 2015	$211,770
Allocation of net income for the year ended December 31, 2016	46,368
Member distribution	(36,943)
Balance at December 31, 2016	$221,195
See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	53 weeks ended	52 weeks ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income (loss)	$46,368	$(21,316)	$(9,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13	7	2
Equity in net (income) loss of National Beef Packing Company, LLC	(49,267)	18,949	6,140
Distributions from National Beef Packing Company, LLC	10,923
Changes in assets and liabilities (net of acquisition):
Due from affiliates	89	(55)	588
Other receivables	-	-	3
Other assets	32	57	447
Accounts payable	52	(20)	9
Due to affiliates	37	(17)	9
Accrued compensation and benefits	(21)	(968)	(3,073)
Other accrued expenses and liabilities	74	60	14
Net cash provided by (used in) operating activities	8,300	(3,303)	(4,900)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(51)	-
Proceeds from sale of majority interest in National Beef Packing Co., LLC, net	-	-	36,943
Distributions from National Beef Packing Company, LLC	27,525	-	1,979
Additional minority interest acquired in National Beef Packing Company, LLC	-	(3,768)	-
Net cash provided by (used in) investing activities	27,525	(3,819)	38,922
Cash flows from financing activities:
Change in overdraft balances	1,128	(2)	(221)
Prior year excess distribution	-	-	818
Partnership distributions and redemptions	(36,943)	-	(2,087)
Net cash used in financing activities	(35,815)	(2)	(1,490)
Net increase (decrease) in cash	10	(7,124)	32,532
Cash and cash equivalents at beginning of period	85,220	92,344	59,812
Cash and cash equivalents at end of period	$85,230	$85,220	$92,344
Supplemental cash disclosures:
Cash paid during the period for interest	$13	$13	$40
Cash paid during the period for taxes, net	$-	$-	$-

See accompanying notes to consolidated financial statements.

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

NOTE 1.    Description of Business

U.S. Premium Beef (USPB or the Company) was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia). The Purchase Agreement provided for Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million (Leucadia Transaction), which closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

As a result of the sale to Leucadia, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Since USPB no longer has financial or operational control, NBP’s financial information will no longer be consolidated with USPB’s. NBP’s financial statements and footnotes will instead be attached as an exhibit to USPB’s 10-K.

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,140 employees at December 31, 2016 and generated total revenues of $7.0 billion in 2016.

The largest share of NBP’s revenue, about 91%, is generated from the sale of boxed beef products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products to customers in the food service and retail channels, as well as direct to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, with relatively higher margins in the spring and summer months and during times of ample cattle availability.

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its unitholders and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2016, 2015 and 2014, USPB and NBP agreed to increase the number of cattle that USPB’s unitholders and associates could deliver during USPB’s delivery year by up to 10%. During fiscal years 2016, 2015, and 2014, USPB’s owners and associates provided approximately 27%, 28%, and 23%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 31, 2017, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The Company files annual reports for each 52 week or 53 week period ended on the last Saturday in December.

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

Cash and Cash Equivalents

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and December 26, 2015, the Company had cash and cash equivalents of $85.2 million and $85.2 million, respectively.

Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. In December 2015, USPB contributed $3.8 million of additional capital to NBP to purchase 33.97 NBP units and maintain its 15.0729% ownership percentage.

For fiscal years 2016 and 2015, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with ASC 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using market based and discounted cash flow valuation approaches, and resulted in a fair value that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 31, 2016 and December 26, 2015.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 31, 2016 and December 26, 2015 follows (thousands of dollars):

	December 31,	December 26,
	2016	2015
Machinery and equipment	$24	$24
Furniture and fixtures	140	140
Trailers and automotive equipment	59	59
Total property, plant, and equipment, at cost	223	223
Accumulated depreciation	188	175
Property, plant, and equipment, net	$35	$48

Depreciation expense was immaterial for fiscal years ended December 31, 2016 and December 26, 2015.

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in patronage notices payable and distributions payable and the change in the related balances are reflected in financing activities on the consolidated statement of cash flows. Overdraft balances totaled $1.2 million and $0.1 million as of December 31, 2016 and December 26, 2015, respectively.

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

Noncompetition Payments

The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2016 and 2015, the former CEO was paid $852,948 and $849,911, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $850,000 per year during calendar years 2017 through 2021.

The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve month period following his termination of employment with USPB.

As of December 31, 2016 and December 26, 2015, the Company had accrued $4.1 million and $4.7 million, respectively, for the noncompetition agreements.

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

Diluted EPU reflects the potential dilution that could occur if the purchase rights or appreciation right provided for in the former CEO’s employment agreement were exercised. In April 2014, the former CEO exercised his right to receive unit appreciation rights on his 20,000 Class A phantom units. There are no potentially dilutive Class A or Class B units outstanding.

U.S. Premium Beef, LLC and Subsidiaries
Notes to Consolidated Financial Statements

Income (Loss) Per Unit Calculation	53 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 31, 2016	December 26, 2015	December 27, 2014

Basic income (loss) per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$4,637	$(2,132)	$(904)
Class B	$41,731	$(19,184)	$(8,135)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$6.31	$(2.90)	$(1.23)
Class B	$55.24	$(25.40)	$(10.77)

Diluted income (loss) per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$4,637	$(2,132)	$(904)
Class B	$41,731	$(19,184)	$(8,135)

Weighted average outstanding Class A units	735,385	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-	-
Units (denominator)	735,385	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-	-
Units (denominator)	755,385	755,385	755,385

Per unit amount
Class A	$6.31	$(2.90)	$(1.23)
Class B	$55.24	$(25.40)	$(10.77)

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

All of the $5 million revolving credit commitment was available as of December 31, 2016. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

The Company was in compliance with all of the Master Loan Agreement debt covenants as of December 31, 2016.

(b)           Capital and Operating Leases

USPB leases its office space in Kansas City, Missouri and Dodge City Kansas. Rent expense associated with operating leases was $0.1 million for fiscal years 2016, 2015, and 2014. USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4.    Employee Options and Benefit Plans

The cooperative established a phantom stock option plan for the then CEO, Mr. Hunt, which provided for the issuance of 20,000 phantom stock options with an exercise price of $55 per share, all of which had been issued and were exercisable upon election. In connection with the conversion, this phantom stock option plan was converted into a phantom unit plan in a similar fashion as the conversion of cooperative shares to LLC units. The 20,000 phantom stock options converted into 20,000 phantom Class A units and 20,000 phantom Class B units with an exercise price of $55 per unit and $0 per unit, respectively. In August 2009, Mr. Hunt exercised 20,000 Class B units at an exercise price of $0 per unit. In April 2014, Mr. Hunt exercised his right to receive an appreciation payment for his 20,000 Class A phantom units, which had an exercise price of $55 per unit. The Company recognized compensation expense for Mr. Hunt’s Class A phantom units for the difference between the fair market value for the Class A units and the $55 exercise price. For Mr. Hunt’s phantom plan, an increase in compensation expense of $0.0 million was recognized in fiscal years 2016, 2015, and 2014.

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. The phantom units became fully vested in August 2015. For the management phantom plan, compensation expense of $0.2 million, $0.0 million, and $0.0 million was recognized in fiscal years 2016, 2015, and 2014, respectively.

As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units will be exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2016, 4,817 Class A phantom units and 4,817 Class B phantom units remain outstanding.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period. Compensation expense of $0.0 million, $0.0 million and $0.0 million was recognized in fiscal years 2016, 2015, and 2014, respectively.

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.0 million, $0.0 million, and $0.1 million for fiscal years 2016, 2015, and 2014, respectively.

NOTE 5.    Other Income

Other non-operating income, net was $0.7 million, $0.0 million, and $0.2 million for fiscal years 2016, 2015, and 2014, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6.    Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes are generally immaterial, and the current provision in tax years 2016, 2015, and 2014 was $0.0 million.

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

USPB facilitates the delivery of cattle owned by its unitholders and associates to NBP. During fiscal years 2016, 2015, and 2014, USPB’s owners and associates provided approximately 27%, 28%, and 23%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.

At December 31, 2016 and December 26, 2015, the Company had receivables from unitholders and associates in the amount of $0.0 million and $0.1 million, respectively.

At December 31, 2016 and December 26, 2015, the Company had payables to unitholders and associates in the amount of $1.3 million and $0.1 million, respectively.

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

As December 31, 2016 and December 26, 2015, the Company did not carry any assets or liabilities on its consolidated balance sheet using the three-level fair value hierarchy.

NOTE 9.    Capital Shares and Equities

LLC Structure

Class A Units. There are 735,385 Class A units outstanding. Class A unitholders are allocated 10% of the Company’s profits and losses. Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

Class B Units. There are 755,385 Class B units outstanding. Class B unitholders are allocated 90% of the Company’s profits and losses. Holders of USPB Class B units have no cattle delivery commitment.

NOTE 10.    Legal Proceedings

As of December 31, 2016, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

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

U.S. Premium Beef, LLC and Subsidiaries
 Notes to Consolidated Financial Statements

NOTE 12.    Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2016 and 2015 are set forth below (dollars in thousands, except per unit data):

			Net
			Income (Loss)
		Operating	Attributable	Basic Earnings (Loss) Per		Diluted Earnings (Loss) Per
	Net Sales	Loss	to USPB	Class A Unit	Class B Unit	Class A Unit	Class B Unit
2016 quarterly results:
March 26, 2016	$-	$(754)	$2,733	$0.37	$3.26	$0.37	$3.26
June 25, 2016	-	(808)	8,599	$1.17	$10.25	$1.17	$10.25
September 24, 2016	-	(729)	15,570	$2.12	$18.55	$2.12	$18.55
December 31, 2016	-	(1,343)	19,466	$2.65	$23.19	$2.65	$23.19
	$-	$(3,634)	$46,368

2015 quarterly results:
March 28, 2015	$-	$(807)	$(5,851)	$(0.80)	$(6.97)	$(0.80)	$(6.97)
June 27, 2015	-	(381)	(1,824)	$(0.25)	$(2.17)	$(0.25)	$(2.17)
September 26, 2015	-	(432)	(5,278)	$(0.72)	$(6.29)	$(0.72)	$(6.29)
December 26, 2015	-	(784)	(8,363)	$(1.13)	$(9.97)	$(1.13)	$(9.97)
	$-	$(2,404)	$(21,316)

NOTE 13.    Subsequent Events

On February 28, 2017, USPB made a $25.9 million cash distribution to its members.

NATIONAL BEEF PACKING COMPANY, LLC

Report of Independent Auditor

The Board of Managers and Members
 National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2016 and December 26, 2015, and the related consolidated statement of operations, cash flows, members’ capital, and comprehensive income/(loss) for the years ended December 31, 2016, December 26, 2015, and December 27, 2014.

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

Auditors’ Responsibility

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2016, December 26, 2015 and December 27, 2014 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
 Kansas City, Missouri
 March 9, 2017

National Beef Packing Company, LLC and Subsidiaries
Consolidated Balance Sheets
(thousands of dollars)

Assets	December 31, 2016	December 26, 2015
Current assets:
Cash and cash equivalents	$37,702	$17,813
Accounts receivable, less allowance for returns and doubtful accounts of $3,944
and $5,429, respectively	166,883	203,640
Due from affiliates	918	519
Other receivables	6,515	3,947
Inventories	275,353	235,335
Other current assets	16,729	12,356
Total current assets	504,100	473,610
Property, plant, and equipment, at cost
Land and improvements	19,226	18,288
Buildings and improvements	166,644	161,104
Machinery and equipment	330,453	315,238
Trailers and automotive equipment	2,461	2,200
Furniture and fixtures	10,126	9,011
Construction in progress	54,449	37,736
	583,359	543,577
Less accumulated depreciation	197,760	149,071
Net property, plant, and equipment	385,599	394,506
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $226,265 and $181,010, respectively	584,803	630,057
Other assets	8,824	4,830
Total assets	$1,498,317	$1,517,994
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$29,565	$41,991
Cattle purchases payable	92,272	71,511
Accounts payable - trade	63,728	55,815
Due to affiliates	1,013	782
Accrued compensation and benefits	68,710	15,143
Accrued insurance	25,042	31,622
Other accrued expenses and liabilities	18,760	21,152
Total current liabilities	299,090	238,016
Long-term liabilities:
Long-term debt, excluding current installments	246,776	399,189
Other liabilities	658	757
Total long-term liabilities	247,434	399,946
Total liabilities	546,524	637,962
Commitments and contingencies
Members' capital
Members' capital	951,930	880,155
Accumulated other comprehensive (loss)	(137)	(123)
Total members' capital	951,793	880,032
Total liabilities and members' capital	$1,498,317	$1,517,994

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Operations
(thousands of dollars)

	53 weeks ended	52 weeks ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	$7,021,902	$7,396,868	$7,824,247
Costs and expenses:
Cost of sales	6,513,767	7,347,869	7,708,006
Selling, general, and administrative	71,849	62,252	56,112
Depreciation and amortization	94,483	89,317	85,305
Impairment of long-lived assets	-	4,734	-
Total costs and expenses	6,680,099	7,504,172	7,849,423
Operating income (loss)	341,803	(107,304)	(25,176)
Other income (expense):
Interest income	166	21	9
Interest expense	(12,946)	(16,633)	(15,135)
Total other expense	(12,780)	(16,612)	(15,126)
Income (loss) before taxes	329,023	(123,916)	(40,302)
Income tax expense	2,166	1,797	435
Net income (loss)	326,857	(125,713)	(40,737)
See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(thousands of dollars)

	53 weeks ended	52 weeks ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income (loss)	$326,857	$(125,713)	$(40,737)
Other comprehensive (loss):
Foreign currency translation adjustments	(137)	(123)	(83)
Comprehensive income (loss)	326,720	(125,836)	(40,820)

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC
Consolidated Statement of Members' Capital
(thousands of dollars)

	Members'	Accumulated
	Capital	other
	Attributable	comprehensive
	to NBP	income (loss)	Total
Balance at December 28, 2013	$1,034,737	$(6)	$1,034,731
Net loss	(40,737)	-	(40,737)
Member distributions	(13,132)	-	(13,132)
Foreign currency translation adjustments	-	(83)	(83)
Balance at December 27, 2014	$980,868	$(89)	$980,779
Net loss	(125,713)	-	(125,713)
Member contributions	25,000	-	25,000
Foreign currency translation adjustments	-	(34)	(34)
Balance at December 26, 2015	$880,155	$(123)	$880,032
Net income	326,857	-	326,857
Member distributions	(255,082)	-	(255,082)
Foreign currency translation adjustments	-	(14)	(14)
Balance at December 31, 2016	$951,930	$(137)	$951,793

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Cash Flows
(thousands of dollars)

53 weeks ended		52 weeks ended
December 31, 2016		December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income (loss)	$326,857	$(125,713)	$(40,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,483	89,317	85,305
Impairment of long-lived assets	-	4,734	-
(Gain) on disposal of property, plant, and equipment	(98)	(429)	(423)
Amortization of debt issuance costs	692	671	633
Changes in assets and liabilities:
Accounts receivable	36,757	17,482	(14,101)
Due from affiliates	(399)	537	(235)
Other receivables	2,432	(785)	(237)
Inventories	(40,018)	138,426	(55,095)
Other assets	(10,249)	2,266	4,283
Cattle purchases payable	20,761	(38,202)	(20,649)
Accounts payable	7,913	(8,702)	(3,177)
Due to affiliates	231	187	144
Accrued compensation and benefits	53,567	(5,446)	(11,094)
Accrued insurance	(6,580)	(842)	1,179
Other accrued expenses and liabilities	(2,491)	3,068	(781)
Net cash provided by (used in) operating activities	483,858	76,569	(54,985)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(62,010)	(48,620)	(48,185)
Proceeds from sale of property, plant, and equipment	16,788	731	1,141
Net cash used in investing activities	(45,222)	(47,889)	(47,044)
Cash flows from financing activities:
Net (payments) under revolving credit lines	(121,961)	(13,183)	135,144
Repayments of term note payable	(35,000)	(35,000)	(30,000)
Net repayments of other indebtedness/capital leases	(6,688)	(3,176)	(2,472)
Cash paid for financing costs	-	(100)	(346)
Member distributions	(255,082)	-	(13,132)
Member contributions	-	25,000	-
Net cash (used in) provided by financing activities	(418,731)	(26,459)	89,194
Effect of exchange rate changes on cash	(16)	(34)	(83)
Net increase (decrease) in cash	19,889	2,187	(12,918)
Cash and cash equivalents at beginning of period	17,813	15,626	28,544
Cash and cash equivalents at end of period	$37,702	$17,813	$15,626
Supplemental cash disclosures:
Cash paid during the period for interest	$13,851	$16,092	$14,594
Cash paid during the period for taxes	$1,094	$1,442	$188
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$305	$376	$87

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

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready animal protein processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas.  National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas. As of December 31, 2016, approximately 65% of NBP’s employees were represented by collective bargaining agreements. NBP makes certain contributions for the benefit of employees (see Note 5).

On December 30, 2011, Leucadia National Corporation (Leucadia) acquired a 78.9% interest in NBP for aggregate net cash consideration of approximately $867.9 million.

In 2015, members of NBP contributed on a pro rata basis $25 million.

NOTE 2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

     NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal year 2016 was a 53 week year while fiscal years 2015 and 2014 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and December 26, 2015, NBP had cash and cash equivalents of $37.7 million and $17.8 million, respectively, as presented in the consolidated balance sheets and consolidated statement of cash flows.

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

The following table represents the roll-forward of the allowance for returns and doubtful accounts for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, (in thousands).

	Beginning			Ending
Period Ended	Balance	Provision	Charge Off	Balance

December 27, 2014	$(2,068)	$(11,015)	$10,937	$(2,146)
December 26, 2015	$(2,146)	$(12,838)	$9,557	$(5,427)
December 31, 2016	$(5,427)	$(9,910)	$11,395	$(3,942)

Inventories

Inventories consist primarily of beef and beef by-products and supplies. Beef and beef by-products are stated at the lower of cost or market with cost principally determined on the basis of the relative sales value method. Supplies and other inventories are valued on the basis of specific or average cost methods. Inventories are relieved from inventory utilizing the first-in, first-out method.

Inventories at December 31, 2016 and December 26, 2015 consisted of the following (in thousands):

	December 31,	December 26,
	2016	2015

Dressed and boxed beef products	$173,997	$156,075
Beef by-products	70,557	49,494
Supplies and other	30,799	29,766
Total Inventory	$275,353	$235,335

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

Depreciation expense was $49.2 million, $44.1 million, and $40.0 million for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 respectively.

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

Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.5 million, $0.3 million, and $0.4 million for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively.

NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of the property plant, and equipment may not be recoverable during 2016. During 2015, NBP recorded an impairment loss on property, plant and equipment of approximately $4.7 million to adjust the carrying value of the long-lived assets to its fair value.

During 2016, NBP completed the sale of its facility located in Brawley, California with proceeds approximating the carrying value of the related long-lived assets. These proceeds include a $5.0 million promissory note. Interest is due quarterly on the promissory note from the buyer, and principal payments of $0.3 million are due annually, with the remaining balance of $4.0 million due in June 2021. Other receivables on the Consolidated Balance Sheets includes the current portion of the note receivable of $0.3 million, and the remaining balance of $4.7 million is included in Other assets on the Consolidated Balance Sheets.

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

The amounts of goodwill are as follows (in thousands):

	December 31,	December 26,
	2016	2015
Beginning balance	$14,991	$14,991
Fair value adjustments	-	-
Ending balance	$14,991	$14,991

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

The amounts of other intangible assets are as follows (in thousands):

		December 31, 2016
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$112,925
Tradenames	20	260,108	65,058
Cattle supply contracts	15	143,600	47,867
Other	10	830	415
	18	$811,068	$226,265

Total intangible assets		$811,068	$226,265

		December 26, 2015
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$90,340
Tradenames	20	260,108	52,046
Cattle supply contracts	15	143,600	38,293
Other	10	830	332
	18	$811,068	$181,011

Total intangible assets		$811,068	$181,011

     For the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, NBP recognized $45.3 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 31, 2016, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ended:
2017	$45,254
2018	45,254
2019	45,254
2020	45,254
2021	45,254
Thereafter	358,533
Total	$584,803

Self-insurance

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on NBP’s consolidated statement of cash flows. Overdraft balances of $87.5 million and $69.5 million were included in trade accounts and cattle purchases payables at December 31, 2016 and December 26, 2015, respectively.

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

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan; Seoul, South Korea; and Taipei, Taiwan. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, the separate legal entity of NBP does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of NBP, as the results of operations are included in the taxable income of the individual members. However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2015, 2014, and 2013.

Fair Value of Financial Instruments

The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 31, 2016 and December 26, 2015, as substantially all such debt has a variable interest rate.

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $19.2 million, $17.1 million and $13.1 million for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

NOTE 3.      NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2017. NBP is currently evaluating the impact this new guidance will have on its consolidated financial statements.

Consolidation In January 2016, NBP adopted the FASB's new guidance that amended the consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated. This guidance also eliminates the deferral of certain consolidation standards for entities considered to be investment companies. The adoption of this guidance did not have a significant impact on NBP’s consolidated financial statements.

Debt Issuance Costs In January 2016, NBP adopted the FASB's new guidance that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively and NBP adopted this guidance in the first quarter of 2016. The adoption of this guidance resulted in the following adjustments to the Consolidated Balance Sheets on December 26, 2015: a decrease of $0.7 million to Current installments of long-term debt and Other current assets, and a decrease of $1.2 million to Long-term debt, excluding current installments and Other assets.

Leases In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of lease assets and lease liabilities on the statement of financial condition. The guidance is effective for annual and interim periods beginning after December 15, 2018. NBP is currently evaluating the impact this new guidance will have on its consolidated financial statements.

Cash Flow Classifications In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. NBP is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

NOTE 4.      LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 26, 2015 and December 26, 2015, debt consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Short-term debt:
Current portion of term loan facility (a)	$30,000	$35,000
Industrial Development Revenue Bonds (b)	-	6,815
Current portion of loan costs (c)	(679)	(679)
Current portion of capital lease obligations (d)	244	176
	$29,565	$41,312
Long-term debt:
Term loan facility (a)	$245,000	$275,000
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	-	121,961
Long-term portion of loan costs (c)	(509)	(1,202)
Long-term capital lease obligations (d)	286	228
	246,776	397,987
Total debt	$276,341	$439,299

(a) Senior Credit Facilities— During 2016, NBP reduced its revolving credit facility from $375.0 million to $285 million. At December 31, 2016, NBP’s credit facility consisted of a $375.0 million term loan and a revolving credit facility of $285.0 million, which matures in October 2018. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from .75% to 2.75% depending upon certain financial ratios and the rate selected. At December 31, 2016, the interest rate on the outstanding term loan was 2.6% and the interest rate on the outstanding revolving credit facility was 3.0%. The credit facility contains a minimum tangible net worth covenant; at December 31, 2016, NBP met this covenant. The credit facility is secured by a first priority lien on substantially all of NBP and its subsidiaries tangible assets.

Borrowings under the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $19.8 million were outstanding at December 31, 2016. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At December 31, 2016, after deducting outstanding amounts and issued letters of credit, $234.5 million of the unused revolver was available to NBP.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

Because each series of bonds is backed by a letter of credit under NBP’s Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity. As of December 31, 2016, the amount outstanding on the $6.0 million series of bonds had been reduced to $0.0 million, as they were paid at maturity on March 1, 2015 and the $5.9 million series were paid at maturity on October 1, 2009.

In connection with the Brawley Beef acquisition, NBP assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum. These bonds have a maturity date of October 1, 2016, and were paid in full.

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

(c) Debt issuance costs

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

Amortization of $0.7 million, $0.7 million, and $0.6 million was charged to interest expense during the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively, related to these costs. NBP had unamortized costs of $0.7 million and $0.7 million included in current installments of long-term debt on the consolidated balance sheets at December 31, 2016 and December 26, 2015, respectively, and unamortized costs of $0.5 million and $1.2 million included in long-term debt, excluding current installments on the consolidated balance sheets at December 31, 2016 and December 26, 2015, respectively.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

(d) Capital and Operating Leases— NBP leases a variety of buildings and equipment, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at December 31, 2016, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows (in thousands):

		Non-Cancelable
	Capital	Operating
	Lease	Lease
	Obligations	Obligations
Fiscal year ending December:
2017	$244	$17,977
2018	168	14,206
2019	76	6,642
2020	25	3,191
2021	17	1,611
Thereafter	-	1,837
Net minimum lease payments	$530	$45,464
Less amount representing interest	(27)
Present value of net minimum lease payments	$503

Rent expense associated with operating leases was $21.2 million, $23.7 million, and $18.7 million for fiscal years 2016, 2015 and 2014, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 31, 2016, are as follows (in thousands):

Minimum
Principal
Maturities
Fiscal year ending December:
2017	$29,565
2018	244,658
2019	76
2020	25
2021	17
Thereafter	2,000
Total minimum principal maturities	$276,341

Other Commitments

Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in each of the fiscal years 2016, 2015, and 2014, respectively. Payments under the commitment will be $0.8 million in each of the fiscal years 2017 through 2021, with the remaining balance of $2.5 million to be paid in subsequent years.

Cattle Commitment - NBP makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at NBP’s facilities. NBP’s cattle commitments as of December 31, 2016 were $103.8 million.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

NOTE 5.      RETIREMENT PLANS

NBP maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of NBP’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.2 million, $1.3 million, and $1.1 million for the fiscal years 2016, 2015 and 2014, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $0.7 million, $0.8 million and $1.0 million for the fiscal years 2016, 2015 and 2014, respectively.

NOTE 6. INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	53 weeks ended	52 weeks ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Current provision:
Federal	$1,139	$1,135	$309
State	775	362	401
Foreign	35	25	33
Total current tax expense	1,949	1,522	743

Deferred provision:
Federal	184	238	(262)
State	33	37	(46)
Foreign	-	-	-
Total deferred tax expense	217	275	(308)
Total income tax expense	$2,166	$1,797	$435

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (in thousands):

	53 weeks ended	52 weeks ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Computed “expected” income tax expense	$115,158	$(43,371)	$(14,106)
Passthrough “expected” income tax expense	(113,462)	44,304	13,605
State taxes, net of federal	815	399	355
Permanent differences	312	358	328
Other	(657)	107	253
Total income tax expense	$2,166	$1,797	$435

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and December 26, 2015 are presented below (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

	53 weeks ended	52 weeks ended
	December 31,	December 26,
	2016	2015
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$51	$51
Intangible assets	114	143
Self-insurance and workers compensation accruals	1,281	1,201
Employee benefit accruals	258	292
Ownership in partnership	-	35
Total gross deferred tax assets	1,704	1,722
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation	691	521
Other	29	-
Total gross deferred tax liabilities	720	521
Net deferred tax assets	$984	$1,201

     Net deferred tax assets and liabilities at December 31, 2016 and December 26, 2015 are included in the consolidated balance sheet as follows (in thousands):

	December 31,	December 26,
	2016	2015
Other current assets	$1,704	$1,722
Other liabilities	720	521
	$984	$1,201

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at December 31, 2016 and December 26, 2015. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in NBP’s Consolidated Financial Statements as of December 31, 2016 and December 26, 2015.

NOTE 7. RELATED PARTY TRANSACTIONS

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During fiscal years 2016, 2015, and 2014, NBP had sales and purchases with the following related parties (in thousands):

	53 weeks ended	52 weeks ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Sales to:
Beef Products, Inc. (1)	$30,879	$31,008	$43,204
Total sales to affiliate	$30,879	$31,008	$43,204

Purchases from:
Beef Products, Inc. (1)	$14,850	$15,124	$12,724
Total purchases from affiliate	$14,850	$15,124	$12,724

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

At December 31, 2016 and December 26, 2015, the amounts due from BPI for the sale of beef trimmings were approximately $0.9 million and $0.5 million, respectively. At December 31, 2016 and December 26, 2015, the amounts due to BPI for the purchase of processed lean beef were approximately $0.5 million and $0.3 million, respectively.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants. In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. During fiscal years 2016 and 2015, NBP paid approximately $1.7 million and $1.6 million, respectively, to BPI in technology and support fees.

NBP participates in a cattle supply agreement with USPB.  Under this agreement  NBP has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of USPB, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 27% and 28% of its cattle requirements under this agreement during fiscal years 2016 and 2015, respectively.

NOTE 8. FAIR VALUE MEASUREMENTS

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

     The following table details the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 26, 2015 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

Notes to Consolidated Financial Statements

		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 31, 2016	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$1,906	$-	$1,906	$-

Other accrued expenses and
liabilities - derivatives	$1,998	$1,998	$-	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 26, 2015	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets -
derivatives	$891	$891	$-	$-

Other accrued expenses and
liabilities - derivatives	$882	$-	$882	$-

NOTE 9. DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

NBP enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 31, 2016 and December 26, 2015. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of December 31, 2016 and December 26, 2015 (thousands of dollars):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

December 31, 2016	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$1,906	liabilities	$1,998
Total		$1,906		$1,998

December 26, 2015	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$891	liabilities	$882
Total		$891		$882

     The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (thousands of dollars):

		Amount of Gain (Loss) Recognized in Income On Derivatives
Derivatives Not	Location of Gain (Loss)
Designated as	Recognized in Income on
Hedging Instruments	Derivatives	December 31, 2016	December 26, 2015	December 27, 2014

Commodity contracts	Net sales	$3,261	$(52,889)	$14,071
Commodity contracts	Cost of sales	1,185	9,162	(19,721)
Total		$4,446	$(43,727)	$(5,650)

NOTE 10.     LEGAL PROCEEDINGS

In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (Regional Board) issued an administrative civil liability complaint to NBP’s wholly-owned subsidiary, National Beef California, L.P. (NBC). The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (WWTP) pollutants that caused “pass through” or “interference” with the WWTP. The complaint assessed a penalty of approximately $3.8 million. A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (State Board) to take up the matter. In response, the State Board issued an administrative civil liability complaint against NBC in January 2016, which sought a penalty of $1.65 million. The State Board withdrew its complaint in February 2016; however, it has indicated that it intends to refile its complaint at a later date. NBP believes it has meritorious defenses to the State Board complaint and intends to defend against the complaint vigorously. There can be no assurances, however, as to the outcome of this matter or the impact on NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

NOTE 11.     SUBSEQUENT EVENTS

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements

 Notes to Consolidated Financial Statements

NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 9, 2017, the date the financial statements were available for issuance.