Form 10-Q
period 2017-03-25
U. S. Premium Beef, LLC
filed 2017-05-04
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The registrant’s units are not traded on an exchange or in any public market. As of April 29, 2017, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(thousands of dollars, except unit information)

Assets	March 25, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$58,645	$85,230
Due from affiliates	11	48
Other current assets	20	27
Total current assets	58,676	85,305
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	191	188
Net property, plant, and equipment	32	35
Investment in National Beef Packing Company, LLC	152,073	143,446
Other assets	103	146
Total assets	$210,884	$228,932
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$130	$66
Due to affiliates	-	37
Accrued compensation and benefits	1,908	1,690
Other accrued expenses and liabilities	638	253
Patronage notices payable	19	19
Distributions payable	997	1,199
Total current liabilities	3,692	3,264
Long-term liabilities:
Other liabilities	4,316	4,473
Total long-term liabilities	4,316	4,473
Total liabilities	8,008	7,737

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	202,876	221,195
Total capital shares and equities	202,876	221,195
Total liabilities and capital shares and equities	$210,884	$228,932

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(thousands of dollars, except per unit and per unit data)

	12 weeks ended	13 weeks ended
	March 25, 2017	March 26, 2016
	(unaudited)	(unaudited)

Net sales	$-	$-

Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	1,064	751
Depreciation and amortization	3	3
Total costs and expenses	1,067	754

Operating loss	(1,067)	(754)

Other income (expense):
Interest income	9	13
Interest expense	(3)	(3)
Equity interest in net income of National Beef Packing Company, LLC	8,627	3,139
Other, net	10	338
Other income (expense)	8,643	3,487

Net income	$7,576	$2,733

Earnings per unit:
Basic
Class A units	$1.03	$0.37
Class B units	$9.03	$3.26
Diluted
Class A units	$1.03	$0.37
Class B units	$9.03	$3.26

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385
Class B units	755,385	755,385
Diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(thousands of dollars)

	12 weeks ended	13 weeks ended
	March 25, 2017	March 26, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$7,576	$2,733
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	3	3
Equity in net income of National Beef Packing Company, LLC	(8,627)	(3,139)
Changes in assets and liabilities:
Due from affiliates	37	57
Other assets	50	36
Accounts payable	64	96
Due to affiliates	(37)	-
Accrued compensation and benefits	61	(298)
Other accrued expenses and liabilities	385	(83)
Net cash used in operating activities	(488)	(595)
Cash flows from financing activities:
Change in overdraft balances	(202)	(42)
Partnership distributions and redemptions	(25,895)	-
Net cash used in financing activities	(26,097)	(42)
Net decrease in cash	(26,585)	(637)
Cash and cash equivalents at beginning of the period	85,230	85,220
Cash and cash equivalents at end of the period	$58,645	$84,583

See accompanying notes to consolidated financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Consolidated Financial Statements

Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the twelve week period ended March 25, 2017 (thousands of dollars).

Balance at December 31, 2016	$221,195
Allocation of net income for the twelve week period ended March 25, 2017	7,576
Member distributions	(25,895)
Balance at March 25, 2017	$202,876

(3) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the twelve week period ended March 25, 2017 and thirteen week period ended March 26, 2016, 10% of USPB’s net income allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Earnings Per Unit Calculation
	12 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 25, 2017	March 26, 2016
Basic earnings per unit
Net income attributable to USPB unitholders (numerator)
Class A	$758	$273
Class B	$6,818	$2,460

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$1.03	$0.37
Class B	$9.03	$3.26

Diluted earnings per unit
Net income attributable to USPB unitholders (numerator)
Class A	$758	$273
Class B	$6,818	$2,460

Weighted average outstanding Class A units	735,385	735,385
Effect of dilutive securities - Class A unit options	-	-
Units (denominator)	735,385	735,385

Weighted average outstanding Class B units	755,385	755,385
Effect of dilutive securities - Class B unit options	-	-
Units (denominator)	755,385	755,385

Per unit amount
Class A	$1.03	$0.37
Class B	$9.03	$3.26

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the twelve week period ended March 25, 2017 and thirteen week period ended March 26, 2016 (thousands of dollars):

	12 weeks ended	13 weeks ended
	March 25, 2017	March 26, 2016
	(unaudited)	(unaudited)

Net sales	$1,559,023	$1,631,370

Costs and expenses:
Cost of sales	1,463,838	1,569,466
Selling, general, and administrative expenses	16,300	16,980
Depreciation and amortization	22,399	22,626
Total costs and expenses	1,502,537	1,609,072

Operating income	56,486	22,298

Other income (expense):
Interest income	116	-
Interest expense	(1,814)	(3,967)
Other, net	2,315	3,078
Income before taxes	57,103	21,409

Income tax benefit (expense)	132	(583)
Net income	57,235	20,826

NBP's net income attributable to USPB	$8,627	$3,139

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. NBP operates two beef processing facilities, three consumer-ready facilities and a wet blue tanning facility, all located in the U.S. NBP operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television. NBP also owns a refrigerated and livestock transportation and logistics company that provides transportation services for NBP and third parties.

     NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally, with relatively higher margins in the spring and summer months and during times of ample cattle availability. NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December and its quarters range from twelve to fourteen weeks ending on the last Saturday of March, June, September or December.

     NBP was more profitable during the first quarter of 2017 than the same quarter of 2016. Revenues in the three months ended March 25, 2017 decreased 4% in comparison to the same period in 2016, due to lower average selling prices, partially offset by a slight increase in the number of cattle processed. Cost of sales declined 7% for the three months ended March 25, 2017 as compared to the same period in 2016. The decline is primarily due to a decrease in the price of fed cattle, partially offset by a slight increase in volume. Revenue and expense comparisons were also impacted by the first quarter of 2017 being a twelve week period for NBP as compared to a thirteen week period in the first quarter of 2016. The combined effects of increased margin per head and an increase in volume led to significantly higher profitability in the first quarter of 2017 compared to the same period in 2016, despite the 2017 period being one week shorter.

     At March 25, 2017, NBP’s credit facility consisted of a term loan with an outstanding balance of $266.3 million and a revolving credit facility with a commitment of $285.0 million, both of which mature in October 2018. The term loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected. At March 25, 2017, the interest rate on the outstanding term loan was 2.53% and the interest rate on the outstanding revolving credit facility was 4.75%. The credit facility contains a minimum tangible net worth covenant; at March 25, 2017, NBP met this covenant. The credit facility is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries.

     Borrowings under the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the facility can also be used to issue letters of credit; letters of credit aggregating $12.5 million were outstanding at March 25, 2017. Amounts available under the revolver are subject to a borrowing base calculation primarily comprised of receivable and inventory balances. At March 25, 2017, after deducting outstanding amounts and issued letters of credit, $216.5 million of the unused revolver was available to NBP.

     On December 30, 2011, NBP entered into a Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 26% and 36% of its cattle requirements under this agreement during the three months ended March 25, 2017 and March 26, 2016, respectively.

USPB Results of Operations

Twelve weeks ended March 25, 2017 compared to thirteen weeks ended March 26, 2016

     Net Sales. There were no Net Sales in the twelve week period ended March 25, 2017 and the thirteen week period ended March 26, 2016.

     Cost of Sales. There were no Cost of Sales in the twelve week period ended March 25, 2017 and the thirteen week period ended March 26, 2016.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the twelve weeks ended March 25, 2017 compared to approximately $0.8 million for the thirteen weeks ended March 26, 2016. The $0.3 million increase is due to higher compensation expenses.

     Operating Loss. Operating loss was approximately $1.1 million for the twelve weeks ended March 25, 2017 compared to approximately $0.8 million for the thirteen weeks ended March 26, 2016.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $8.6 million for the twelve weeks ended March 25, 2017 compared to $3.1 million for the thirteen weeks ended March 26, 2016. The improvement in fiscal year 2017 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.0 million and $0.3 million for the twelve weeks ended March 25, 2017 and the thirteen weeks ended March 26, 2016, respectively, a decrease of approximately $0.3 million. The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

     Net Income. Net income for the twelve week period ended March 25, 2017 was approximately $7.6 million compared to approximately $2.7 million for the thirteen week period ended March 26, 2016.

Liquidity and Capital Resources

     As of March 25, 2017, we had net working capital (the excess of current assets over current liabilities) of approximately $55.0 million, which included cash and cash equivalents of $58.6 million. As of December 31, 2016, we had net working capital (the excess of current assets over current liabilities) of approximately $82.0 million, which included cash and cash equivalents of $85.2 million. Our primary source of liquidity for the first quarter of fiscal year 2017 and fiscal year 2016 was cash and available borrowings under the Master Loan Agreement.

     As of March 25, 2017, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of March 25, 2017.

     USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements.

     We believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2016.

Operating Activities

     Net cash used in operating activities in the twelve weeks ended March 25, 2017 was approximately $0.5 million compared to approximately $0.6 million in the thirteen weeks ended March 26, 2016. The $0.1 million change was primarily due to an increase in state income taxes payable from the February 2017 distribution, which was partially offset by reduced compensation accruals.

Financing Activities

     Net cash used in financing activities was $26.1 million in the twelve weeks ended March 25, 2017 compared to $0.0 million in the thirteen weeks ended March 26, 2016. The change was the result of member distributions made in the first quarter of fiscal year 2017.

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

     All of the $5 million revolving credit commitment was available as of March 25, 2017. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of March 25, 2017, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twelve weeks ended March 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016 to consider those risk factors.

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

U. S. Premium Beef, LLC

	By:	/s/ Stanley D. Linville
Stanley D. Linville Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Scott J. Miller
Scott J. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 4, 2017