Form 10-Q
period 2017-06-24
U. S. Premium Beef, LLC
filed 2017-08-03
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2017
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of July 29, 2017, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Balance Sheets
(thousands of dollars, except unit information)

Assets	June 24, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$67,697	$85,230
Due from affiliates	262	48
Other current assets	19	27
Total current assets	67,978	85,305
Property, plant, and equipment, at cost	224	223
Less accumulated depreciation	195	188
Net property, plant, and equipment	29	35
Investment in National Beef Packing Company, LLC	151,606	143,446
Other assets	103	146
Total assets	$219,716	$228,932
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$3	$66
Due to affiliates	25	37
Accrued compensation and benefits	1,349	1,690
Other accrued expenses and liabilities	192	253
Distributions and patronage notices payable	90	1,218
Total current liabilities	1,659	3,264
Long-term liabilities:
Other liabilities	4,226	4,473
Total long-term liabilities	4,226	4,473
Total liabilities	5,885	7,737

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	213,831	221,195
Total capital shares and equities	213,831	221,195
Total liabilities and capital shares and equities	$219,716	$228,932

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	25 weeks ended	26 weeks ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	837	804	1,901	1,555
Depreciation and amortization	3	4	6	7
Total costs and expenses	840	808	1,907	1,562
Operating loss	(840)	(808)	(1,907)	(1,562)

Other income (expense):
Interest income	61	11	71	24
Interest expense	(3)	(3)	(6)	(6)
Equity interest in net income of National Beef Packing Company, LLC	11,748	9,391	20,375	12,530
Other, net	(12)	8	(2)	346
Other income (expense)	11,794	9,407	20,438	12,894
Comprehensive income	$10,954	$8,599	$18,531	$11,332

Earnings per unit:
Basic
Class A units	$1.49	$1.17	$2.52	$1.54
Class B units	$13.05	$10.25	$22.08	$13.50
Diluted
Class A units	$1.49	$1.17	$2.52	$1.54
Class B units	$13.05	$10.25	$22.08	$13.50

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)

	25 weeks ended	26 weeks ended
	June 24, 2017	June 25, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$18,531	$11,332
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	6	7
Equity in net income of National Beef Packing Company, LLC	(20,375)	(12,530)
Changes in assets and liabilities:
Due from affiliates	(214)	31
Other assets	50	39
Accounts payable	(63)	(12)
Due to affiliates	(12)	-
Accrued compensation and benefits	(588)	(246)
Other accrued expenses and liabilities	(61)	10
Net cash used in operating activities	(2,726)	(1,369)
Cash flows from investing activities:
Distribution from National Beef Packing Company, LLC	12,216	4,904
Net cash provided by investing activities	12,216	4,904
Cash flows from financing activities:
Change in overdraft balances	(1,128)	(69)
Partnership distributions and redemptions	(25,895)	-
Net cash used in financing activities	(27,023)	(69)
Net decrease in cash	(17,533)	3,466
Cash and cash equivalents at beginning of the period	85,230	85,220
Cash and cash equivalents at end of the period	$67,697	$88,686

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission, for the fiscal year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the twenty-five week period ended June 24, 2017 (thousands of dollars).

Balance at December 31, 2016	$221,195
Allocation of comprehensive income for the twenty-five week period ended June 24, 2017	18,531
Member distributions	(25,895)
Balance at June 24, 2017	$213,831

(3) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income or loss to Class A units and the remainder to Class B units. For the thirteen week periods ended June, 24, 2017 and June 25, 2016 and the twenty-five week period ended June 24, 2017 and twenty-six week period ended June 25, 2016, 10% of USPB’s comprehensive income allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Earnings Per Unit Calculation
	13 weeks ended	13 weeks ended	25 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Basic and diluted earnings per unit
Comprehensive income attributable to USPB unitholders (numerator)
Class A	$1,095	$860	$1,853	$1,133
Class B	$9,859	$7,739	$16,678	$10,199

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$1.49	$1.17	$2.52	$1.54
Class B	$13.05	$10.25	$22.08	$13.50

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP’s thirteen week periods ended June, 24, 2017 and June 25, 2016 and the twenty-five week period ended June 24, 2017 and twenty-six week period ended June 25, 2016 (thousands of dollars):

	13 weeks ended	13 weeks ended	25 weeks ended	26 weeks ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,874,494	$1,797,383	$3,433,517	$3,428,753

Costs and expenses:
Cost of sales	1,750,570	1,690,908	3,214,409	3,260,373
Selling, general, and administrative expenses	19,810	17,914	36,111	34,894
Depreciation and amortization	24,460	22,785	46,858	45,411
Total costs and expenses	1,794,840	1,731,607	3,297,378	3,340,678
Operating income	79,654	65,776	136,139	88,075

Other income (expense):
Interest income	57	63	173	63
Interest expense	(2,256)	(3,796)	(4,070)	(7,763)
Other, net	970	813	3,286	3,890
Income before taxes	78,425	62,856	135,528	84,265

Income tax benefit (expense)	(483)	(552)	(351)	(1,135)
Net income	$77,942	$62,304	$135,177	$83,130

NBP's net income attributable to USPB	$11,748	$9,391	$20,375	$12,530

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report.

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. NBP operates two beef processing facilities, three further processing facilities and a wet blue tanning facility, all located in the U.S. NBP operates one of the largest wet blue tanning facilities in the world that sells processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television. NBP also owns a refrigerated and livestock transportation and logistics company that provides transportation services for NBP and third parties.

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

     Revenues in the three months ended June 24, 2017 increased in comparison to the same period in 2016, due to higher average selling prices, and an increase in the number of cattle processed. Cost of sales increased for the three months ended June 24, 2017 as compared to the same period in 2016. The increase is primarily due to an increase in the price of fed cattle and an increase in volume. On a per head basis, the average selling price increased more than the cost of sales. The combined effects of increased margin per head and an increase in volume led to higher profitability in the 2017 period as compared to the 2016 period.

     Revenues in the six months ended June 24, 2017 increased in comparison to the same period in 2016, due to an increase in the number of cattle processed offset by a decrease in average selling prices. Cost of sales decreased by 1% for the six months ended June 24, 2017 as compared to the same period in 2016. The decrease is primarily due to a decrease in the price of fed cattle, partially offset by an increase in the number of cattle processed. Revenue and expense comparisons were also impacted by the first six months of 2017 being a twenty-five week period as compared to a twenty-six week period in the first six months of 2016. The combined effects of increased margin per head and an increase in volume led to higher profitability in the 2017 period as compared to the 2016 period, despite the 2017 period being one week shorter.

     In June 2017, NBP entered into a Third Amended and Restated Credit Agreement ("Debt Agreement"). The Debt Agreement matures in June 2022 and includes a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by $13.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries and includes customary covenants including a single financial covenant that requires NBP to maintain a minimum tangible net worth; at June 30, 2017, NBP was in compliance with the covenants.

     At June 30, 2017, NBP’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $275.0 million and $8.1 million drawn on the revolving credit facility. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected. At June 30, 2017, the interest rate on the outstanding reducing revolving loan was 2.94% and the interest rate on the outstanding revolving credit facility was 5.00%.

     Borrowings under the reducing revolver loan and the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. At June 30, 2017, after deducting outstanding amounts and issued letters of credit, $249.1 million of the unused revolving credit facility and $0.0 million of the reducing revolver commitment was available to NBP.

     On December 30, 2011, NBP entered into a Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 25% and 30% of its cattle requirements under this agreement during the six months ended June 24, 2017 and June 25, 2016, respectively.

USPB Results of Operations

Thirteen weeks ended June 24, 2017 compared to thirteen weeks ended June 25, 2016

       Sales. There were no Net Sales in the thirteen week periods ended June 24, 2017 and June 25, 2016.

     Cost of Sales. There were no Cost of Sales in the thirteen week periods ended June 24, 2017 and June 25, 2016.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $.8 million for the thirteen weeks ended June 24, 2017 compared to $0.8 million for the thirteen weeks ended June 25, 2016.

     Operating Loss. Operating loss was $0.8 million for the thirteen weeks ended June 24, 2017 compared to $0.8 million for the thirteen weeks ended June 25, 2016.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $11.7 million for the thirteen weeks ended June 24, 2017 compared to $9.4 million for the thirteen weeks ended June 25, 2016. The improvement in fiscal year 2017 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Comprehensive Income. Net income for the thirteen week period ended June 24, 2017 was $11.0 million compared to $8.6 million for the thirteen week period ended June 25, 2016.

Twenty-five weeks ended June 24, 2017 compared to twenty-six weeks ended June 25, 2016

     Sales. There were no Net Sales in the twenty-five week period ended June 24, 2017 and twenty-six week period ended June 25, 2016.

     Cost of Sales. There were no Cost of Sales in the twenty-five week period ended June 24, 2017 and twenty-six week period ended June 25, 2016.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million for the twenty-five weeks ended June 24, 2017 compared to $1.6 million for the twenty-six weeks ended June 25, 2016. The increase was primarily due to higher compensation related expenses.

     Operating Loss. Operating loss was $1.9 million for the twenty-five weeks ended June 24, 2017 compared to $1.6 million for the twenty-six weeks ended June 25, 2016.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $20.4 million for the twenty-five weeks ended June 24, 2017 compared to $12.5 million for the twenty-six weeks ended June 25, 2016. The improvement in fiscal year 2017 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other loss was $0.0 million for the twenty-five weeks ended June 24, 2017 compared to other income of $0.3 million for the twenty-six weeks ended June 24, 2017 and June 25, 2016, an decrease of $0.3 million. The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

     Comprehensive Income. Net income for the twenty-five week period ended June 24, 2017 was $18.5 million compared to $11.3 million for the twenty-six week period ended June 25, 2016.

Liquidity and Capital Resources

     As of June 24, 2017, we had net working capital (the excess of current assets over current liabilities) of $66.3 million, which included cash and cash equivalents of $67.7 million. As of December 31, 2016, we had net working capital (the excess of current assets over current liabilities) of $82.0 million, which included cash and cash equivalents of $85.2 million. Our primary source of liquidity for the first two quarters of fiscal year 2017 and fiscal year 2016 was cash and available borrowings under the Master Loan Agreement.

     As of June 24, 2017, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of June 24, 2017.

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

Operating Activities

     Net cash used in operating activities in the twenty-five weeks ended June 24, 2017 was $2.7 million compared to $1.4 million in the twenty-six weeks ended June 25, 2016. The $1.3 million change was primarily due to lower compensation accruals, and higher receivables from affiliates.

Investing Activities

     Net cash provided by investing activities was $12.2 million in the twenty-five weeks ended June 24, 2017 compared to $4.9 million in the twenty-six weeks ended June 25, 2016. The increase was the result of higher distributions received from NBP in fiscal year 2017.

Financing Activities

     Net cash used in financing activities was $27.0 million in the twenty-five weeks ended June 24, 2017 compared to an immaterial amount in the twenty-six weeks ended June 25, 2016. The change was primarily the result of member distributions made in the first quarter of fiscal year 2017.

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

     On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2020.

     All of the $5 million revolving credit commitment was available as of June 24, 2017. Borrowings under the revolving credit commitment bear interest at the LIBOR rate plus applicable margin.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of June 24, 2017, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Mine Safety Disclosures.

        Not applicable.

Item 5. Other Information.

        None.

Item 6. Exhibits.

10.1

Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document **
101	.SCH	XBRL Taxonomy Extension Schema Document **
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document **

.

101	PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

U.S. Premium Beef, LLC

By:	/s/ Stanley D. Linville
Stanley D. Linville
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J.Miller
Scott J. Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 3, 2017