Form 10-Q
period 2017-09-30
U. S. Premium Beef, LLC
filed 2017-11-09
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

                                                                (Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of October 28, 2017, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Balance Sheets
(thousands of dollars, except unit information)

Assets	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$81,547	$85,230
Due from affiliates	259	48
Other current assets	12	27
Total current assets	81,818	85,305
Property, plant, and equipment, at cost	224	223
Less accumulated depreciation	198	188
Net property, plant, and equipment	26	35
Investment in National Beef Packing Company, LLC	163,536	143,446
Other assets	102	146
Total assets	$245,482	$228,932
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$13	$66
Due to affiliates	91	37
Accrued compensation and benefits	1,745	1,690
Other accrued expenses and liabilities	193	253
Distributions and patronage notices payable	59	1,218
Total current liabilities	2,101	3,264
Long-term liabilities:
Other liabilities	4,049	4,473
Total long-term liabilities	4,049	4,473
Total liabilities	6,150	7,737

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	239,332	221,195
Total capital shares and equities	239,332	221,195
Total liabilities and capital shares and equities	$245,482	$228,932

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	14 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	859	726	2,760	2,281
Depreciation and amortization	3	3	9	10
Total costs and expenses	862	729	2,769	2,291

Operating loss	(862)	(729)	(2,769)	(2,291)

Other income (expense):
Interest income	113	11	184	35
Interest expense	(3)	(3)	(9)	(9)
Equity interest in net income of National Beef Packing Company, LLC	26,226	16,270	46,601	28,800
Other, net	27	21	25	367
Other income (expense)	26,363	16,299	46,801	29,193

Comprehensive income	$25,501	$15,570	$44,032	$26,902

Earnings per unit:
Basic
Class A units	$3.47	$2.12	$5.99	$3.66
Class B units	$30.38	$18.55	$52.46	$32.05
Diluted
Class A units	$3.47	$2.12	$5.99	$3.66
Class B units	$30.38	$18.55	$52.46	$32.05

Outstanding weighted-average Class A and Class B units:
Basic
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
Diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC AND SUBSIDIARIES
Statements of Cash Flows
(thousands of dollars)

	39 weeks ended	39 weeks ended
	September 30, 2017	September 24, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$44,032	$26,902
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	9	10
Equity in net income of National Beef Packing Company, LLC	(46,601)	(28,800)
Distribution from National Beef Packing Company, LLC	19,076	-
Changes in assets and liabilities:
Due from affiliates	(211)	(9)
Other assets	58	49
Accounts payable	(53)	(8)
Due to affiliates	54	47
Accrued compensation and benefits	(369)	(172)
Other accrued expenses and liabilities	(60)	(89)
Net cash provided by (used in) operating activities	15,935	(2,070)
Cash flows from investing activities:
Distribution from National Beef Packing Company, LLC	7,436	13,216
Net cash provided by investing activities	7,436	13,216
Cash flows from financing activities:
Change in overdraft balances	(1,159)	(71)
Partnership distributions and redemptions	(25,895)	-
Net cash used in financing activities	(27,054)	(71)
Net (decrease) increase in cash	(3,683)	11,075
Cash and cash equivalents at beginning of the period	85,230	85,220
Cash and cash equivalents at end of the period	$81,547	$96,295

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities at the date of the financial statements. The estimates and judgments affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission, for the fiscal year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 30, 2017 (thousands of dollars).

Balance at December 31, 2016	$221,195
Allocation of comprehensive income for the thirty-nine week period ended September 30, 2017	44,032
Member distributions	(25,895)
Balance at September 30, 2017	$239,332

(3) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income or loss to Class A units and the remainder to Class B units. For the fourteen week and thirty-nine week periods ended September 30, 2017 and the thirteen week and thirty-nine week periods ended September 24, 2016, 10% of USPB’s comprehensive income allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Earnings Per Unit Calculation
	14 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Basic and diluted earnings per unit
Comprehensive income attributable to USPB unitholders (numerator)
Class A	$2,550	$1,557	$4,403	$2,690
Class B	$22,951	$14,013	$39,629	$24,212

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$3.47	$2.12	$5.99	$3.66
Class B	$30.38	$18.55	$52.46	$32.05

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP’s fourteen week and thirty-nine week periods ended September 30, 2017 and the thirteen week and thirty-nine week periods ended September 24, 2016 (thousands of dollars):

	14 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,038,823	$1,746,839	$5,472,340	$5,175,592

Costs and expenses:
Cost of sales	1,816,473	1,595,672	5,030,882	4,856,046
Selling, general, and administrative expenses	19,974	17,035	56,085	51,929
Depreciation and amortization	26,664	23,100	73,522	68,511
Total costs and expenses	1,863,111	1,635,807	5,160,489	4,976,486

Operating income	175,712	111,032	311,851	199,106

Other income (expense):
Interest income	57	51	230	114
Interest expense	(1,710)	(2,965)	(5,780)	(10,728)
Other, net	418	149	3,705	4,040
Income before taxes	174,477	108,267	310,006	192,532

Income tax benefit (expense)	(482)	(327)	(833)	(1,462)
Net income	$173,995	$107,940	$309,173	$191,070

NBP's net income attributable to USPB	$26,226	$16,270	$46,601	$28,800

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

     Revenues in the three months ended September 30, 2017 increased in comparison to the same period in 2016, due to an increase in the number of cattle processed and higher selling prices. Cost of sales increased for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is primarily due to an increase in volume, partially offset by a small decrease in the price of fed cattle. Revenue and expense comparisons were also impacted by the third quarter of 2017 being a fourteen-week period for NBP as compared to a thirteen-week period in the third quarter of 2016. The combined effects of increased margin per head, an increase in volume and the extra week led to higher profitability in the 2017 period as compared to the 2016 period.

     Revenues in the nine months ended September 30, 2017 increased in comparison to the same period in 2016, primarily due to an increase in the number of cattle processed. Cost of sales increased for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase is also due to an increase in the number of cattle processed, partially offset by a decrease in the price of fed cattle. The combined effects of increased margin per head and an increase in volume led to higher profitability in the 2017 period as compared to the 2016 period.

USPB Results of Operations

Fourteen weeks ended September 30, 2017 compared to thirteen weeks ended September 24, 2016

     Sales. There were no Net Sales in the fourteen week period ended September 30, 2017 and thirteen week period ended September 24, 2016.

     Cost of Sales. There were no Cost of Sales in the fourteen week period ended September 30, 2017 and thirteen week period ended September 24, 2016.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $0.9 million for the fourteen weeks ended September 30, 2017 compared to $0.7 million for the thirteen weeks ended September 24, 2016. The increase was primarily related to higher compensation related expenses.

     Operating Loss. Operating loss was $0.9 million for the fourteen weeks ended September 30, 2017 compared to $0.7 million for the thirteen weeks ended September 24, 2016.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $26.2 million for the fourteen weeks ended September 30, 2017 compared to $16.3 million for the thirteen weeks ended September 24, 2016. The improvement in fiscal year 2017 is due to higher gross margins, an increase in volumes, and an extra week in the period at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Comprehensive Income. Net income for the fourteen week period ended September 30, 2017 was $25.5 million compared to $15.6 million for the thirteen week period ended September 24, 2016.

Thirty-nine weeks ended September 30, 2017 compared to thirty-nine weeks ended September 24, 2016

     Sales. There were no Net Sales in the thirty-nine week periods ended September 30, 2017 and September 24, 2016.

     Cost of Sales. There were no Cost of Sales in the thirty-nine week periods ended September 30, 2017 and September 24, 2016.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.8 million for the thirty-nine weeks ended September 30, 2017 compared to $2.3 million for the thirty-nine weeks ended September 24, 2016. The increase was primarily due to higher compensation related expenses.

     Operating Loss. Operating loss was $2.8 million for the thirty-nine weeks ended September 30, 2017 compared to $2.3 million for the thirty-nine weeks ended September 24, 2016.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $46.6 million for the thirty-nine weeks ended September 30, 2017 compared to $28.8 million for the thirty-nine weeks ended September 24, 2016. The improvement in fiscal year 2017 is primarily due to higher gross margins and an increase in volumes at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was immaterial for the thirty-nine weeks ended September 30, 2017 compared to other income of $0.4 million for the thirty-nine weeks ended September 24, 2016, a decrease of $0.3 million. The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

     Comprehensive Income. Net income for the thirty-nine week period ended September 30, 2017 was $44.0 million compared to $26.9 million for the thirty-nine week period ended September 24, 2016.

Liquidity and Capital Resources

     As of September 30, 2017, we had net working capital (the excess of current assets over current liabilities) of $79.7 million, which included cash and cash equivalents of $81.5 million. As of December 31, 2016, we had net working capital of $82.0 million, which included cash and cash equivalents of $85.2 million. Our primary source of liquidity for the first three quarters of fiscal years 2017 and 2016 was cash and available borrowings under the Master Loan Agreement.

     As of September 30, 2017, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of September 30, 2017.

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

Operating Activities

     Net cash provided by operating activities in the thirty-nine weeks ended September 30, 2017 was $15.9 million compared to net cash used of $2.1 million in the thirty-nine weeks ended September 24, 2016. The $18.0 million change was primarily due to the distributions received from NBP.

Investing Activities

     Net cash provided by investing activities was $7.4 million in the thirty-nine weeks ended September 30, 2017 compared to $13.2 million in the thirty-nine weeks ended September 24, 2016. The decrease was the result of lower distributions received from NBP in fiscal year 2017.

Financing Activities

     Net cash used in financing activities was $27.1 million in the thirty-nine weeks ended September 30, 2017 compared to an immaterial amount in the thirty-nine weeks ended September 24, 2016. The change was primarily the result of member distributions made in the first quarter of fiscal year 2017.

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

     All of the $5 million revolving credit commitment was available as of September 30, 2017. Borrowings under the revolving credit commitment bear interest at the LIBOR rate plus applicable margin.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of September 30, 2017, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the fourteen weeks ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: November 9, 2017