Form 10-K
period 2017-12-30
U. S. Premium Beef, LLC
filed 2018-03-14
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer  ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 24, 2018, there were 735,385 Class A units and 755,385 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV on page 37.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “USPB”, “our” and “us” refer to U.S. Premium Beef, LLC (formerly known as U.S. Premium Beef, Ltd.). As used in this report, the term “NBP” refers to National Beef Packing Company, LLC (formerly known as Farmland National Beef Packing Company, LP (FNB)), a Delaware limited liability company. As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year which ends on the last Saturday in December.

PART I

ITEM 1.     BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

U.S. Premium Beef’s (USPB or the Company) mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

Products and Production

Ownership in USPB provides unitholders access to an integrated cattle production, processing and marketing system. As the basis of that system, USPB’s unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per delivery year basis) to deliver cattle to NBP, pursuant to the Uniform Cattle Delivery and Marketing Agreement (see Cattle Delivery Arrangements). USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

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

Company Background

USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 14.1 million head of cattle to NBP for processing since it commenced deliveries.

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

Employees

USPB has seven employees as of December 30, 2017. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

USPB’s unitholders and associates deliver cattle to NBP for processing (NBP is the only beef processor that USPB has a cattle delivery agreement with). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to NBP based on a market-based purchase price that is subject to the agreements between USPB and NBP.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,200 employees on December 30, 2017 and generated total revenues of $7.4 billion in 2017.

The largest share of NBP’s revenue, about 92.7%, is generated from the sale of boxed beef and beef byproducts. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

Revenues in 2017 increased 5% in comparison to 2016, primarily due to an increase in the number of cattle processed. Cost of sales increased by 4% in 2017 as compared to 2016. The increase is also due to an increase in the number of cattle processed. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2017 as compared to 2016.

Revenues in 2016 decreased about 5% in comparison to 2015, due to lower average selling prices for beef and beef by-products, partially offset by an increase in the number of cattle processed. Additionally, during 2015, decreases to revenues of $52.9 million were recorded as a result of NBP’s use of derivatives in its hedging activity. For 2016, cost of sales declined 11% as compared to 2015, due to a decrease in the price of fed cattle, partially offset by an increase in volume. For 2016, the combined effects of increased margin per head and an increase in volume led to higher profitability as compared to 2015.

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exports products to more than 20 countries; in 2017, export sales represented approximately 11.2% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

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

On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its members, and USPB is required to cause to be sold and delivered from its members to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 30, 2022, with automatic, but optional one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB members and associates outside of the cattle supply agreement.

During fiscal years 2017, 2016, and 2015, USPB’s members and associates provided approximately 24%, 27%, and 28%, respectively, of NBP’s total cattle requirements.

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

Regulation and Environmental

NBP’s operations are subject to extensive regulation by the U.S. Department of Agriculture (USDA) including its Food Safety and Inspection Service (FSIS), its Animal and Plant Health Inspection Service (APHIS) and its Grain Inspection, Packers and Stockyards Administration (GIPSA), the Food and Drug Administration (FDA), the U.S. Environmental Protection Agency (EPA) and other federal, state, local and foreign authorities regarding the processing, packaging, storage, safety, distribution, advertising and labeling of its products.

NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, at December 30, 2017, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.

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

Employees

Of NBP’s 8,200 employees, approximately 5,200 are represented by collective bargaining agreements. Approximately 2,500 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2022, approximately 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2021, and another approximately 200 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2019.

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

The supply and market price of cattle purchased by NBP are dependent upon a variety of factors over which NBP has no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases. The cost of raw materials used by our manufacturing businesses have fluctuated over time as a result of a variety of factors. Although our manufacturing businesses are not currently experiencing any shortage of raw materials, if such shortages occur, revenues and profitability could decline.

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

Approximately 11.2% of NBP’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

NBP incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.

NBP’s operations are subject to extensive and stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal. Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity. In addition, NBP incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements. All of NBP’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges. As permit limits are becoming more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In locations where NBP is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs. NBP may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant. Compliance with environmental regulations has had and will continue to have a significant impact on NBP’s cash flows and profitability. In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and analogous state laws, NBP could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

NBP is subject to extensive governmental regulation and noncompliance with or changes in applicable requirements could adversely affect its business, financial condition, cash flows and results of operations.

NBP’s operations are subject to extensive regulation and oversight by the USDA, including its FSIS, APHIS and GIPSA agencies, the FDA, and other federal, state, local and foreign authorities regarding the procurement of cattle and the processing, packaging, storage, safety, distribution, advertising and labeling of its products. Recently, food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. NBP is also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees. Failure to comply with existing or new laws and regulations could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

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

NBP is the only beef processor that USPB has a cattle delivery agreement with. USPB has not developed alternative customers for the cattle delivered by USPB’s unitholders and associates. If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB’s unitholders and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB’s unitholders that would permit USPB to reduce the number of cattle acquired from unitholders and sold to NBP. While such provisions would mitigate harm to USPB, it is likely that the value of the Class A and Class B units and the associated delivery rights held by USPB’s unitholders would be impaired.

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

ITEM 3.        LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8. Legal Proceedings.

ITEM 4.        NOT USED.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 24, 2018, there were 478 record holders of Class A units and 477 record holders of Class B units. The per unit sales prices for the fiscal years 2017 and 2016 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2017
Quarter ending:
March 25, 2017	$16.00	$122.00	$15.10	$118.00	$110.00	$120.00	$105.00	$125.00
June 24, 2017	$-	$-	$-	$-	$125.00	$125.00	$-	$-
September 30, 2017	$110.00	$150.00	$83.00	$150.00	$-	$-	$151.00	$161.00
December 30, 2017	$121.00	$163.73	$105.00	$180.00	$-	$-	$177.00	$180.00
Subsequent to December 30, 2017	$-	$-	$-	$-	$136.67	$136.67	$165.00	$180.00

Fiscal Year 2016
Quarter ending:
March 26, 2016	$100.00	$100.00	$75.00	$87.50	$110.00	$110.00	$-	$-
June 25, 2016	$125.00	$125.00	$125.00	$125.00	$121.00	$128.00	$95.00	$95.00
September 24, 2016	$142.50	$142.50	$7.50	$7.50	$-	$-	$-	$-
December 31, 2016	$-	$-	$-	$-	$115.00	$128.00	$150.00	$150.00
Subsequent to December 31, 2016	$75.48	$100.00	$75.48	$110.00	$112.00	$120.00	$105.00	$125.00

The affiliated sales represent sales for each of the periods shown above were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2017 and 2016, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2017
February 28, 2017	$3.52	$30.85
December 28, 2017	$3.89	$34.12

Fiscal Year 2016
December 7, 2016	$5.02	$44.02

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

The following table sets forth selected statement of operations and balance sheet data for fiscal years ended December 30, 2017, December 31, 2016, December 26, 2015, December 27, 2014, and December 28, 2013. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings.

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year Ended (1)
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
	(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-	-
Selling, general, and administrative	4.0	3.6	2.4	3.1	5.4
Depreciation and amortization	-	-	-	-	-
Operating loss	(4.0)	(3.6)	(2.4)	(3.1)	(5.4)
Other income (expense):
Interest income	0.3	-	-	-	-
Equity in income (loss) of National Beef Packing Company, LLC	61.1	49.3	(18.9)	(6.1)	(6.5)
Other, net	0.1	0.7	-	0.2	0.7
Total other income (expense)	61.5	50.0	(18.9)	(5.9)	(5.8)
Net income (loss)	$57.5	$46.4	$(21.3)	$(9.0)	$(11.2)

Selected Balance Sheet Data:
Cash and cash equivalents	$119.1	$85.2	$85.2	$92.3	$59.8
Total assets	$259.4	$228.9	$218.2	$240.5	$254.9
Capital shares and equities	$224.1	$221.2	$211.8	$233.1	$244.2

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
Income (loss) per unit
Basic and diluted
Class A Units	$7.82	$6.31	($2.90)	($1.23)	($1.52)
Class B Units	$68.49	$55.24	($25.40)	($10.77)	($13.34)

Outstanding weighted-average units
Basic and diluted
Class A Units	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385

1) Fiscal year 2017 consisted of a 52 week year, fiscal year 2016 consisted of a 53 week year and fiscal years 2015, 2014, and 2013 consisted of 52 week years.

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

USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. NBP’s financial statements and footnotes are attached to USPB’s 10-K.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,200 employees on December 3, 2017 and generated total revenues of $7.4 billion in 2017.

The largest share of NBP’s revenue, about 92.7%, is generated from the sale of boxed beef and beef byproducts. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

Results of Operations

The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	4.0	3.6	2.4
Operating loss	(4.0)	(3.6)	(2.4)

Other income (expense):
Interest income	0.3	-	-
Equity in income (loss) of National Beef Packing Company, LLC	61.1	49.3	(18.9)
Other, net	0.1	0.7	-
Total other income (expense), net	61.5	50.0	(18.9)
Net income (loss)	$57.5	$46.4	$(21.3)

Fiscal Year Ended December 30, 2017 compared to December 31, 2016

Net Sales. There were no sales during the fifty-two weeks ended December 30, 2017 and the fifty-three weeks ended December 31, 2016.

Cost of Sales. There were no cost of sales during the fifty-two weeks ended December 30, 2017 and the fifty-three weeks ended December 31, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $4.0 million for the fifty-two weeks ended December 30, 2017, compared to approximately $3.6 million for the fifty-three weeks ended December 31, 2016, an increase of approximately $0.4 million. The increase is primarily due to higher expenses associated with the bonus plans and phantom unit plans, which were partially offset by lower legal and non-compete expenses.

Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-two weeks ended December 30, 2017 compared to the fifty-three weeks ended December 31, 2016.

Operating Loss. Operating loss was approximately $4.0 million for the fifty-two weeks ended December 30, 2017 compared to approximately $3.6 million for the fifty-three weeks ended December 31, 2016, an increase of approximately $0.4 million.

Interest Income. Interest income was $0.3 million during the fifty-two weeks ended December 30, 2017 and immaterial in the fifty-three weeks ended December 31, 2016.

Equity in Income (Loss) of National Beef Packing Company, LLC. Equity in NBP income was $61.1 million for the fifty-two weeks ended December 30, 2017 compared to $49.3 million for the fifty-three weeks ended December 31, 2016. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.1 million for the fifty-two weeks ended December 30, 2017 compared to $0.7 million for the fifty-three weeks ended December 31, 2016, a decrease of approximately $0.6 million. The decrease was primarily due to lower lease income on the Company owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the Company level. See footnote 2 for further information.

Net Income. Net income for the fifty-two weeks ended December 30, 2017 was approximately $57.5 million compared to approximately $46.4 million for the fifty-three weeks ended December 31, 2016, an improvement of approximately $11.1 million. The improvement was due to higher net income at NBP.

Fiscal Year Ended December 31, 2016 compared to December 26, 2015

Net Sales. There were no sales during the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015.

Cost of Sales. There were no cost of sales during the fifty-three weeks ended December 31, 2016 and the fifty-two weeks ended December 26, 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.6 million for the fifty-three weeks ended December 31, 2016, compared to approximately $2.4 million for the fifty-two weeks ended December 26, 2015, an increase of approximately $1.2 million. The increase is primarily due to higher expenses associated with the bonus plans, non-compete agreements and phantom unit plans.

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

Interest Income. Interest income was immaterial during the fifty-three weeks ended December 31, 2016 and fifty-two weeks ended December 26, 2015.

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

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the Company level. See footnote 2 for further information.

Net Income (Loss). Net income for the fifty-three weeks ended December 31, 2016 was approximately $46.4 million compared to a net loss of approximately $21.3 million for the fifty-two weeks ended December 26, 2015, an improvement of approximately $67.7 million. The improvement was due to net income at NBP.

Liquidity and Capital Resources

As of December 30, 2017, we had net working capital (the excess of current assets over current liabilities) of approximately $87.9 million, which included cash and cash equivalents of $119.1 million. As of December 31, 2016, we had net working capital of approximately $82.0 million, which included cash and cash equivalents of $85.2 million. Our primary sources of liquidity for fiscal year 2017 was cash, and cash flows from operating and investing activities and available borrowings under the Master Loan Agreement with CoBank.

As of December 30, 2017, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 30, 2017.

USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash provided by operating activities was $30.3 million in fiscal year 2017 as compared to net cash provided by operating activities of $8.3 million in fiscal year 2016. The $22.0 million increase was primarily due to the higher distributions received from NBP.

Net cash provided by operating activities was $8.3 million in fiscal year 2016 as compared to net cash used by operating activities of $3.3 million in fiscal year 2015. The $11.6 million increase was primarily due to the distributions received from NBP, which was partially offset by increases in compensation related expenses in the current fiscal year.

Investing Activities

Net cash provided by investing activities was $30.9 million in fiscal year 2017 as compared to net cash provided by investing activities was $27.5 in fiscal year 2016. The $3.4 million change was due to higher distributions received from NBP.

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

Financing Activities

Net cash used in financing activities was $27.4 million in fiscal year 2017 as compared to $35.8 million in fiscal year 2016. The $8.4 million change was due to lower cash payments to members in fiscal year 2017 compared to fiscal year 2016.

Net cash used in financing activities was $35.8 million in fiscal year 2016 as compared to $0.0 million in fiscal year 2015. The $35.8 million change was primarily related to a distribution to USPB’s unitholders in fiscal year 2016.

CoBank Debt

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

All of the $5 million revolving credit commitment was available as of December 30, 2017. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Cash Payment Obligations

The following table describes the cash payment obligations as of December 30, 2017 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2018 (Year 1)	2019 (Year 2)	2020 (Year 3)	2021 (Year 4)	2022 (Year 5)	After Year 5
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt	$-	$-	$-	$-	$-	$-	$-
Non-competition payments (1)	$3,720	$845	$847	$849	$851	$328	$-
Operating leases	$349	$56	$57	$58	$59	$59	$60
Total	$4,069	$901	$904	$907	$910	$387	$60

(1) Reflects payments to be made to current and former Chief Executive Officer's pursuant to their employment agreements.

Off-Balance Sheet Arrangements

As of December 30, 2017, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2017 and 2016. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 30, 2017, the Company did not have any outstanding debt.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fourteen weeks ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and managers of the Company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 30, 2017, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires
Name	Age	Positions and Offices with Registrant	After FY
Mark R. Gardiner	57	Chairman of the Board	2019
Joe M. Morgan	66	Vice Chairman of the Board	2019
Jerry L. Bohn	68	Secretary	2018
Wayne L. Carpenter	56	Director	2018
John M. Freund	50	Director	2019
RexW. McCloy	63	Director	2017
Jeff H. Sternberger	57	Director	2017
Stanley D. Linville	59	Chief Executive Officer	—
Scott J. Miller	53	Chief Financial Officer	—
Danielle D. Imel	42	Treasurer	—

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

Joe M. Morgan. Mr. Morgan has been managing commercial feed yards since 1983. He has been Manager of Poky Feeders since 1985 and part owner since 1987. Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 17,000 head to today of over 85,000 head), plus ranches in seven states. Mr. Morgan has had responsibility for all banking of Poky Feeders for over 30 years and has responsibility for risk management of all feeding entities. He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association. Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University. Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007. As a member of USPB’s board of directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Jerry L. Bohn. Mr. Bohn is a board member and owner of Pratt Feeders.  Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee and as chairman of NCBA’s Live Cattle Marketing. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Wayne L. Carpenter. Mr. Carpenter is the President and owner of Carpenter Cattle Company Inc. which was established in 1980. His operation today consists of a 15,000 head feed yard which markets 10,000-11,000 head through USPB annually. Mr. Carpenter runs 1,100 mother cows and also yearlings on ranches in Kansas and Montana. His farming operation consists of dryland and irrigated acres, which markets most of its crop production through the feed yard. Mr. Carpenter is a member of Kansas Livestock Association and National Cattlemen’s Beef Association. Carpenter Cattle Company Inc. has been a member of USPB since the beginning. Mr. Carpenter has served as a member of the Company’s board since 2016. As a member of USPB’s board of directors, Mr. Carpenter and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

John M. Freund. Mr. Freund has been actively involved in his family’s cattle feeding operation in Southwest Iowa since 1985 and has been president since 2005. In addition to the feeding operation, the business also includes feed grain production and has ownership in stockers, feedlot production and a ranch in other Midwest states. He has been a member of USPB since its inception and was a member of the company’s Nominating Committee from 2011 to 2015. As a member of USPB’s board of directors, Mr. Freund and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Scott J. Miller. Mr. Miller has served as the Company’s Chief Financial Officer since January 2010. Prior to this appointment, he served as the Company’s Chief Reporting and Compliance Officer, a position he held since joining the Company in 2005. He oversees the finance and treasury functions and is directly responsible for financial reporting, tax reporting, and ensuring compliance with internal policies and regulatory requirements. Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries, Inc. Mr. Miller earned a Bachelor’s degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri. He has passed the Certified Public Accounting exam and the Certified Cash Managers exam.

Danielle D. Imel. Ms. Imel is the Company’s Treasurer and joined the Company in 1998. She oversees the Company’s finance functions and is directly responsible for Company treasury activities. She was employed by the CPA firm of Kennedy, McKee and Co., LLC of Dodge City, Kansas, prior to joining USPB. Ms. Imel earned a Bachelor’s degrees in Accounting and Agricultural Economics from Kansas State University.

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

Fiscal Year 2017 Executive Compensation Elements

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

For fiscal year 2017, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2017 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

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

Discretionary Cash Bonuses

Discretionary bonuses may be paid to named executive officers, other than the CEO, and professional staff to compensate for extraordinary cases of individual or Company performance.

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

Equity Compensation

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class B phantom units remained outstanding at December 30, 2017, all of which were fully vested.

In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units were fully vested on January 28, 2018.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 30 2017, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee Mark Gardiner – Chairman JoeMorgan Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal years 2017, 2016, and 2015. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Stanley D. Linville	FY 2017	305,172	-	-	450,000 (3)	62,554 (1)	817,726
Chief Executive Officer	FY 2016	308,190	-	-	447,628 (3)	77,387 (1)	833,205
	FY 2015	308,154	-	-	32,810 (3)	13,410 (1)	354,374

Scott J. Miller	FY 2017	188,246	-	-	245,006 (2)	39,933 (1)	473,185
Chief Financial Officer	FY 2016	190,714	-	-	210,842 (2)	71,978 (1)	473,534
	FY 2015	183,891	-	-	11,741 (2)	11,386 (1)	207,018

Danielle D. Imel	FY 2017	131,595	-	-	176,355 (2)	14,625 (1)	322,575
Treasurer	FY 2016	132,964	-	-	151,764 (2)	58,727 (1)	343,455
	FY 2015	128,681	-	-	8,451 (2)	- (1)	137,132

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan, non-dilution payments resulting from excess tax distributions and a phantom unit plan payment resulting from the payment of funds escrowed in the Leucadia Transaction, $10,800, $51,754, and $0, respectively in fiscal year 2017; $10,747, $2,888 and $63,752, respectively in fiscal year 2016; and $10,523, $2,887 and $0, respectively in fiscal year 2015.
Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan, non-dilution payments resulting from excess tax distributions and a phantom unit plan payment resulting from the payment of funds escrowed in the Leucadia Transaction, $10,800, $29,133, and $0, repectively in fiscal year 2017; $10,322, $2,628 and $58,848, respectively in fiscal year 2016; and $8,758, $2,628 and $0, respectively in fiscal year 2015.
Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan, non-dilution payments resulting from excess tax distributions and a phantom unit plan payment resulting from the payment of funds escrowed in the Leucadia Transaction, $8,705, $5,920, and $0, respectively in fiscal year 2017 and $7,535, $2,152 and $49,040, respectively in fiscal year 2016. None of the benefits paid to Ms. Imel in fiscal year 2015 exceeded $10,000.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $450,000, $447,628, and $0 for fiscal years 2017, 2016, and 2015, respectively, and $0, $0, and $32,810 of long-term cash bonus for fiscal years 2017, 2016, and 2015, respectively. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2017

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2017.

Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Stanley D. Linville (2)	n/a
Chief Executive Officer

Scott J. Miller	11/1/2017	$-	$199,199(1)	$ 271,950
Chief Financial Officer

Danielle D. Imel	11/1/2017	$-	$143,384(1)	$ 195,750
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2018. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2018 and will be paid out over a two-year period.
(2) There were no grants of plan-based awards in fiscal year 2017 for Mr. Linville.

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
Stanley D. Linville

For fiscal year 2018: 0.75% of the sum of the total financial benefits to USPB (“USPB Total Benefits”) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Linville Employment Agreement.

Scott J. Miller and Danielle D. Imel

For fiscal year 2018: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2017 USPB earnings before tax plus USPB grid premiums during fiscal year 2017, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2017, 2016, and 2015. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2017

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

(1) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2017, the unexercised phantom units were fully vested, and therefore exercisable.
(2) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. On January 27, 2018, the unexercised phantom units were fully vested.
(3) During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisified and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 31, 2017, all of which were fully vested.

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)
Stanley D. Linville	-	$ -
Chief Executive Officer

Scott J. Miller	-	$ -
Chief Financial Officer

Danielle D. Imel	-	$ -
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2017. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

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

The table below reflects compensation paid to each director during the fiscal year 2017.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	2,250
Joe M. Morgan	2,500
Jerry L. Bohn	2,500
Wayne L. Carpenter	2,250
John M. Freund	2,250
Rex W. McCloy	2,250
Jeff H. Sternberger	2,250

Pay Ratio Disclosure Rule

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer, Stanley D. Linville. The purpose of the disclosure is to provide a measure of the equitability of pay within the organization. The Company believes its compensation policy yields an equitable result.

•	Median employee total annual compensation for 2017	$267,781
•	Stanley D. Linville total annual compensation for 2017	$817,726
•	Ratio of Stanley D. Linville to Median employee compensation	3.1 : 1.0

In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 30, 2017. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 24, 2018 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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

Security Ownership of Management

The following table furnishes information, as of February 25, 2018, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 28, and (iii) all current directors and executive officers as a group.

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

(3)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is an owner and Board Member. All of the units are pledged as security.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
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

Transactions with NBP

On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its members, and USPB shall cause to be sold and delivered from its members to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2017, 2016, and 2015, USPB and NBP agreed to increase the number of cattle that USPB’s members could deliver during USPB’s delivery year by up to 10%. During fiscal years 2017, 2016, and 2015, USPB’s members and associates provided approximately 24%, 27%, and 28%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 30, 2022, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers, an independent registered public accounting firm, served as our auditors for the review of the quarterly report on Form 10-Q for the period ended March 25, 2017 and for fiscal year 2016. Deloitte and Touche LLP, an independent registered public accounting firm, was engaged in April 2017 and served as our auditors for the review of the quarterly report on Form 10-Q for the periods ended June 24, 2017 and September 30, 2017, and as our auditor for the fiscal year ended December 30, 2017 (thousands of dollars).

	Fiscal Year Ended	Fiscal Year Ended
	December 30, 2017	December 31, 2016

Audit Fees	$115	$115
Audit Related Fees	-	2
Tax Fees (1)	237	240
All Other Fees	-	-
Total	$352	$357

1) - Tax fees relate to tax compliance work performed by PricewaterhouseCoopers

Audit Fees

Audit fees relate to the audits of our financial statements on Form 10-K and the reviews of quarterly reports on Form 10-Q.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The financial statements filed as part of this report at Item 8 are listed in the Index to the Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(b)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.01 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).
37
10.5(b)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

10.5(g)	Amended and Restated Revolving Term Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(f)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).
38
10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

_____________

* Management contract or compensatory plan or arrangement.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC /s/ Stanley D. Linville ________________________________ Name: Stanley D. Linville Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2018

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville	Chief Executive Officer
Stanley D. Linville	(Principal Executive Officer)	March 14, 2018

/s/ Scott J. Miller	Chief Financial Officer
Scott J. Miller	(Principal Financial and Accounting Officer)	March 14, 2018

/s/ Mark R. Gardiner	Chairman of the Board
Mark R. Gardiner		March 14, 2018

/s/ Joe M. Morgan	Vice Chairman of the Board
Joe M. Morgan		March 14, 2018

/s/ Jerry L. Bohn	Secretary
Jerry L. Bohn		March 14, 2018

/s/ Wayne L. Carpenter	Director
Wayne L. Carpenter		March 14, 2018

/s/ John M. Freund	Director
John M. Freund		March 14, 2018

/s/ Rex W. McCloy	Director
Rex W. McCloy		March 14, 2018

/s/ Jeff H. Sternberger	Director
Jeff H. Sternberger		March 14, 2018

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements:
Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	F-2
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP	F-3
Balance Sheets at December 30, 2017 and December 31, 2016	F-4
Statements of Operations for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	F-5
Statements of Capital Shares and Equities for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	F-5
Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	F-6
Notes to Financial Statements	F-7

National Beef Packing Company, LLC Consolidated Balance Sheets at December 30, 2017 and December 31, 2016 and Consolidated Statements of Operations, Comprehensive (Loss) Income, Cash Flows and Members’ Capital for years ended December 30, 2017, December 31, 2016, and December 26, 2015 and Notes to Consolidated Financial Statements

F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of U.S. Premium Beef, LLC:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of U.S. Premium Beef, LLC (the "Company") as of December 30, 2017, the related statements of operations, capital shares and equities, and cash flows for the period then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/Deloitte & Touche, LLP
Kansas City, Missouri

March 14, 2018

We have served as the Company’s auditor since 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners
U.S. Premium Beef, LLC:

In our opinion, the accompanying balance sheet and the related statements of operations, comprehensive income (loss), capital shares and equities and cash flows present fairly, in all material respects, the financial position of U.S. Premium Beef, LLC at December 31, 2016, and the results of its operations and its cash flows for each of the years ended December 31, 2016 and December 26, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 9, 2017

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	December 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$119,074	$85,230
Due from affiliates	137	48
Other current assets	35	27
Total current assets	119,246	85,305
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	201	188
Net property, plant, and equipment	22	35
Investment in National Beef Packing Company, LLC	140,030	143,446
Other assets	103	146
Total assets	$259,401	$228,932
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$58	$66
Due to affiliates	388	37
Accrued compensation and benefits	2,250	1,690
Other accrued expenses and liabilities	284	253
Patronage notices payable	-	19
Distributions payable	28,328	1,199
Total current liabilities	31,308	3,264
Long-term liabilities:
Other liabilities	3,946	4,473
Total long-term liabilities	3,946	4,473
Total liabilities	35,254	7,737

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	224,147	221,195
Total capital shares and equities	224,147	221,195
Total liabilities and capital shares and equities	$259,401	$228,932

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	4,008	3,621	2,397
Depreciation and amortization	13	13	7
Total costs and expenses	4,021	3,634	2,404
Operating loss	(4,021)	(3,634)	(2,404)
Other income (expense):
Interest income	321	48	47
Interest expense	(13)	(13)	(13)
Equity in income (loss) of National Beef Packing Company, LLC	61,056	49,267	(18,949)
Other, net	138	700	3
Total other expense	61,502	50,002	(18,912)
Net income (loss)	$57,481	$46,368	$(21,316)

Income (loss) per unit:
Basic and diluted
Class A units	$7.82	$6.31	$(2.90)
Class B units	$68.49	$55.24	$(25.40)
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Capital Shares and Equities
(thousands of dollars)

Members'
capital
Balance at December 27, 2014	$233,086
Net loss for the year ended December 26, 2015	(21,316)
Balance at December 26, 2015	$211,770
Net income for the year ended December 31, 2016	46,368
Member distribution	(36,943)
Balance at December 31, 2016	$221,195
Net income for the year ended December 30, 2017	57,481
Member distributions	(54,529)
Balance at December 30, 2017	$224,147
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

52 weeks ended		53 weeks ended	52 weeks ended
December 30, 2017		December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net income (loss)	$57,481	$46,368	$(21,316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13	13	7
Equity in net (income) loss of National Beef Packing Company, LLC	(61,056)	(49,267)	18,949
Distributions from National Beef Packing Company, LLC	33,531	10,923	-
Changes in assets and liabilities:
Due from affiliates	(89)	89	(55)
Other assets	34	32	57
Accounts payable	(8)	52	(20)
Due to affiliates	351	37	(17)
Accrued compensation and benefits	33	(21)	(968)
Other accrued expenses and liabilities	31	74	60
Net cash provided by (used in) operating activities	30,321	8,300	(3,303)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	-	(51)
Distributions from National Beef Packing Company, LLC	30,942	27,525	-
Additional minority interest acquired in National Beef Packing Company, LLC	-	-	(3,768)
Net cash provided by (used in) investing activities	30,942	27,525	(3,819)
Cash flows from financing activities:
Change in overdraft balances	27,110	1,128	(2)
Partnership distributions and redemptions	(54,529)	(36,943)	-
Net cash used in financing activities	(27,419)	(35,815)	(2)
Net increase (decrease) in cash	33,844	10	(7,124)
Cash and cash equivalents at beginning of period	85,230	85,220	92,344
Cash and cash equivalents at end of period	$119,074	$85,230	$85,220
Supplemental cash disclosures:
Cash paid during the period for interest	$13	$13	$13

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

Ownership Structure

As USPB is structured as a Limited Liability Company, its members are not personally liable for liabilities of USPB. USPB’s members are taxed on their proportionate share of USPB’s taxable income.

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

NOTE 2.   Basis of Presentation and Accounting Policies.

Basis of Presentation

USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The Company files annual reports for each 52 week or 53 week period ended on the last Saturday in December.

U.S. Premium Beef, LLC
Notes to Financial Statements

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

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

For fiscal years 2017 and 2016, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using market based and discounted cash flow valuation approaches, and resulted in a fair value that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 30, 2017 and December 31, 2016.

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

Upon disposition of these assets, any resulting gain or loss is included in other, net. Normal repairs and maintenance costs are charged to Selling, general and administrative expenses, as incurred.

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 30, 2017 and December 31, 2016 follows (thousands of dollars):

	December 30, 2017	December 31, 2016
Machinery and equipment	$24	$24
Furniture and fixtures	140	140
Trailers and automotive equipment	59	59
Total property, plant, and equipment, at cost	223	223
Accumulated depreciation	201	188
Property, plant, and equipment, net	$22	$35

U.S. Premium Beef, LLC
Notes to Financial Statements

Depreciation expense was immaterial for fiscal years ended December 30, 2017 and December 31, 2016.

New Accounting Standard

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for interim and annual periods beginning after December 15, 2018, and is required to be applied using a modified retrospective approach. USPB plans to adopt the new guidance on January 1, 2019. USPB expects that the new guidance will affect the balance sheet by increasing the assets and liabilities recorded related to operating leases and continue to evaluate the effect that ASU No. 2016-02 will have on the income statement, statement of cash flows and related disclosures.

Overdraft Balances

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in patronage notices payable and distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Overdraft balances totaled $27.1 million and $1.1 million as of December 30, 2017 and December 31, 2016, respectively.

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

Noncompetition Payments

The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2017 and 2016, the former CEO was paid $853,263 and $852,948, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $850,000 per year during calendar years 2018 through 2021.

The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve month period following his termination of employment with USPB.

As of December 30, 2017 and December 31, 2016, the Company had accrued $3.4 million and $4.1 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet.

U.S. Premium Beef, LLC
Notes to Financial Statements

Business Segments

USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB has one reportable segment.

Earnings Per Unit

Under the LLC structure, earnings of the Company are to be distributed to unitholders based on their proportionate share of underlying equity, and, as a result, earnings per unit (EPU) has been presented in the accompanying Statement of Operations and in the table that follows.

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

Income (Loss) Per Unit Calculation	52 weeks ended	53 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 30, 2017	December 31, 2016	December 26, 2015

Basic and diluted earnings per unit:
Income (loss) attributable to USPB available to
unitholders (numerator)
Class A	$5,748	$4,637	$(2,132)
Class B	$51,733	$41,731	$(19,184)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$7.82	$6.31	$(2.90)
Class B	$68.49	$55.24	$(25.40)

NOTE 3.    Long-Term Debt and Loan Agreements

(a)          Master Loan Agreement

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

All of the $5 million revolving credit commitment was available as of December 30, 2017. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

U.S. Premium Beef, LLC
Notes to Financial Statements

The Company was in compliance with the Master Loan Agreement’s Net Worth covenant as of December 30, 2017.

(b)           Capital and Operating Leases

USPB leases its office space in Kansas City, Missouri and Dodge City Kansas. Rent expense associated with operating leases was $0.1 million for fiscal years 2017, 2016, and 2015. USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4.   Employee Options and Benefit Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units will be exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2017, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $0.3 million, $0.2 million, and $0.0 million was recognized in fiscal years 2017, 2016 and 2015, respectively.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. These phantom units will vest over a five year period. Compensation expense of $0.1 million, $0.0 million and $0.0 million was recognized in fiscal years 2017, 2016, and 2015, respectively.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.0 million, and $0.0 million for fiscal years 2017, 2016, and 2015, respectively.

U.S. Premium Beef, LLC
Notes to Financial Statements

NOTE 5.   Other Income

Other non-operating income, net was $0.1 million, $0.7 million, and $0.0 million for fiscal years 2017, 2016, and 2015, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6.   Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes are generally immaterial, and the current provision in tax years 2017, 2016, and 2015 was $0.0 million.

NOTE 7.   Related Party Transactions

All of the Company’s directors hold Class A units of the Company. By virtue of their ownership of the units, each of these individuals is obligated to deliver cattle to the Company. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders of the Company for the delivery of their cattle.

On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its members, and USPB is required to cause to be sold and delivered from its members to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 30, 2022, with automatic, but optional one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. Neither party provided sixty day notice prior to December 30, 2017, the current year annual anniversary date. NBP also purchased additional cattle from certain USPB members and associates outside of the cattle supply agreement.

USPB facilitates the delivery of cattle owned by its unitholders and associates to NBP. During fiscal years 2017, 2016, and 2015, USPB’s members and associates provided approximately 24%, 27%, and 28%, respectively, of NBP’s total cattle requirements.

At December 30, 2017 and December 31, 2016, the Company had receivables from unitholders and associates in the amount of $0.1 million and $0.0 million, respectively.

At December 30, 2017 and December 31, 2016, the Company had payables to unitholders and associates in the amount of $28.7 million and $1.3 million, respectively.

NOTE 8.   Legal Proceedings

As of December 30, 2017, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

U.S. Premium Beef, LLC
Notes to Financial Statements

NOTE 9.   Quarterly Results (Unaudited)

Selected quarterly financial data for fiscal years 2017 and 2016 are set forth below (dollars in thousands, except per unit data):

		Operating	Net	Basic and Diluted Earnings Per
	Net Sales	Loss	Income	Class A Unit	Class B Unit
2017 quarterly results:
March 25, 2017	$-	$(1,067)	$7,576	$1.03	$9.03
June 24, 2017	-	(840)	10,954	$1.49	$13.05
September 30, 2017	-	(862)	25,501	$3.47	$30.38
December 30, 2017	-	(1,252)	13,450	$1.83	$16.02
	$-	$(4,021)	$57,481

2016 quarterly results:
March 26, 2016	$-	$(754)	$2,733	$0.37	$3.26
June 25, 2016	-	(808)	8,599	$1.17	$10.25
September 24, 2016	-	(729)	15,570	$2.12	$18.55
December 31, 2016	-	(1,343)	19,466	$2.65	$23.19
	$-	$(3,634)	$46,368

NOTE 10.   Subsequent Events

On February 27, 2018, USPB paid a $24.4 million cash distribution to its members.

NATIONAL BEEF PACKING COMPANY, LLC

Independent Auditors' Report

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, and its subsidiaries, which comprise the consolidated balance sheets as of December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), members' capital, and cash flows for the year ended December 30, 2017.

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

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to National Beef Packing Company, LLC’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of National Beef Packing Company, LLC’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 30, 2017, and the results of their operations and their cash flows for the year ended December 30, 2017 in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
March 14, 2018

Report of Independent Auditors

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, and its subsidiaries, which comprise the consolidated balance sheet as of December 31, 2016, and the related consolidated statement of operations, cash flows, members’ capital, and comprehensive income (loss) for the years ended December 31, 2016 and December 26, 2015.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries at December 31, 2016, and the results of their operations and their cash flows for each of the years ended December 31, 2016 and December 26, 2015 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri

March 9, 2017, except as to the revision of the statement of cash flows described in Note 2, which is dated March 14, 2018

National Beef Packing Company, LLC and Subsidiaries
Consolidated Balance Sheets
(thousands of dollars)

Assets	December 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$18,516	$37,702
Accounts receivable, less allowance for returns and doubtful accounts of $4,211
and $3,944, respectively	186,837	166,883
Due from affiliates	786	918
Other receivables	9,302	6,515
Inventories	261,302	275,353
Other current assets	15,537	16,729
Total current assets	492,280	504,100
Property, plant, and equipment, at cost
Land and improvements	20,378	19,226
Buildings and improvements	182,100	166,644
Machinery and equipment	360,974	330,453
Trailers and automotive equipment	2,626	2,461
Furniture and fixtures	12,052	10,126
Construction in progress	71,934	54,449
	650,064	583,359
Less accumulated depreciation	248,917	197,760
Net property, plant, and equipment	401,147	385,599
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $271,519 and $226,265, respectively	539,549	584,803
Other assets	13,792	8,824
Total assets	$1,461,759	$1,498,317
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$13,247	$29,565
Cattle purchases payable	116,732	92,272
Accounts payable - trade	71,213	63,728
Due to affiliates	762	1,013
Accrued compensation and benefits	82,640	68,710
Accrued insurance	14,661	25,042
Other accrued expenses and liabilities	20,668	18,760
Total current liabilities	319,923	299,090
Long-term liabilities:
Long-term debt, excluding current installments	185,973	246,776
Other liabilities	26,655	658
Total long-term liabilities	212,628	247,434
Total liabilities	532,551	546,524
Commitments and contingencies
Members' capital
Members' capital	929,265	951,930
Accumulated other comprehensive loss	(57)	(137)
Total members' capital	929,208	951,793
Total liabilities and members' capital	$1,461,759	$1,498,317

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Operations
(thousands of dollars)

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	$7,353,662	$7,021,902	$7,396,868
Costs and expenses:
Cost of sales	6,764,057	6,513,767	7,347,869
Selling, general, and administrative	77,459	71,849	62,252
Depreciation and amortization	98,515	94,483	89,317
Impairment of long-lived assets	-	-	4,734
Total costs and expenses	6,940,031	6,680,099	7,504,172
Operating income (loss)	413,631	341,803	(107,304)
Other income (expense):
Interest income	339	166	21
Interest expense	(6,658)	(12,946)	(16,633)
Total other expense	(6,319)	(12,780)	(16,612)
Income (loss) before taxes	407,312	329,023	(123,916)
Income tax expense	2,238	2,166	1,797
Net income (loss)	405,074	326,857	(125,713)
See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(thousands of dollars)

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income (loss)	$405,074	$326,857	$(125,713)
Other comprehensive income (loss):
Foreign currency translation adjustments	80	(14)	(34)
Comprehensive income (loss)	405,154	326,843	(125,747)

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC
Consolidated Statement of Members' Capital
(thousands of dollars)

		Accumulated
		other
	Members'	comprehensive
	Capital	income (loss)	Total
Balance at December 27, 2014	$980,868	$(89)	$980,779
Net loss	(125,713)	-	(125,713)
Member contributions	25,000	-	25,000
Foreign currency translation adjustments	-	(34)	(34)
Balance at December 26, 2015	$880,155	$(123)	$880,032
Net income	326,857	-	326,857
Member distributions	(255,082)	-	(255,082)
Foreign currency translation adjustments	-	(14)	(14)
Balance at December 31, 2016	$951,930	$(137)	$951,793
Net income	405,074	-	405,074
Member distributions	(427,739)	-	(427,739)
Foreign currency translation adjustments	-	80	80
Balance at December 30, 2017	$929,265	$(57)	$929,208

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Cash Flows
(thousands of dollars)

52 weeks ended		53 weeks ended	52 weeks ended
December 30, 2017		December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net income (loss)	$405,074	$326,857	$(125,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,515	94,483	89,317
Provision for dobutful accounts	9,416	9,910	12,838
Deferred income tax provision	823	217	275
Impairment of long-lived assets	-	-	4,734
(Gain) on disposal of property, plant, and equipment	(1,144)	(98)	(429)
Amortization of debt issuance costs	766	692	671
Changes in assets and liabilities:
Accounts receivable	(29,370)	26,847	4,644
Due from affiliates	132	(399)	537
Other receivables	(2,787)	2,432	(785)
Inventories	14,051	(40,018)	138,426
Other assets	(4,598)	(10,466)	1,991
Cattle purchases payable	24,460	20,761	(38,202)
Accounts payable	7,485	7,913	(8,702)
Due to affiliates	(251)	231	187
Accrued compensation and benefits	13,930	53,567	(5,446)
Accrued insurance	(10,381)	(6,580)	(842)
Other accrued expenses and liabilities	27,905	(2,491)	3,068
Net cash provided by (used in) operating activities	554,026	483,858	76,569
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(70,446)	(62,010)	(48,620)
Proceeds from sale of property, plant, and equipment	2,791	16,788	731
Net cash used in investing activities	(67,655)	(45,222)	(47,889)
Cash flows from financing activities:
Net (payments) under revolving credit lines	-	(1,961)	(13,183)
Receipts under revolving credit lines	280,000	120,000	381,000
Payments under revolving credit lines	(200,000)	(240,000)	(381,000)
Repayments of term note payable	(17,500)	(35,000)	(35,000)
Receipts under reducing revolving credit lines	197,500
Payments under reducing revolving credit lines	(335,000)
Net repayments of other indebtedness/capital leases	(119)	(6,688)	(3,176)
Cash paid for financing costs	(2,769)	-	(100)
Member distributions	(427,739)	(255,082)	-
Member contributions	-	-	25,000
Net cash (used in) provided by financing activities	(505,627)	(418,731)	(26,459)
Effect of exchange rate changes on cash	70	(16)	(34)
Net decrease (increase) in cash	(19,186)	19,889	2,187
Cash and cash equivalents at beginning of period	37,702	17,813	15,626
Cash and cash equivalents at end of period	$18,516	$37,702	$17,813
Supplemental cash disclosures:
Cash paid during the period for interest	$6,512	$13,851	$16,092
Cash paid during the period for taxes	$792	$1,094	$1,442
Supplemental noncash disclosures of investing and financing activities:
Assets acquired through capital lease	$137	$305	$376

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

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready animal protein processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to NBP. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas. As of December 30, 2017, approximately 63% of its employees were represented by collective bargaining agreements. NBP makes certain contributions for the benefit of employees (see Note 5).

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

The 2016 and 2015 statement of cash flows have been revised to correctly present borrowings and repayments under the revolving line of credit on a gross basis. This change in presentation does not affect previously reported cash flows (used in) provided by financing activities in the Consolidated Statements of Cash Flows. The impact of this error on previously issued financial statements is not material.

Fiscal Year

NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2017 and 2015 were 52 week fiscal years while fiscal 2016 was a 53 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015 (in thousands).

	Beginning			Ending
Period Ended	Balance	Provision	Charge Off	Balance

December 26, 2015	$(2,147)	$(12,838)	$9,556	$(5,429)
December 31, 2016	$(5,427)	$(9,910)	$11,395	$(3,942)
December 30, 2017	$(3,942)	$(9,416)	$9,149	$(4,209)

Inventories

Inventories consist primarily of beef and beef by-products and supplies and are restated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies. .

Inventories at December 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Dressed and boxed beef products	$190,103	$173,997
Beef by-products	42,256	70,557
Supplies and other	28,943	30,799
Total Inventory	$261,302	$275,353

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

Depreciation expense was $53.3 million, $49.2 million, and $44.1 million for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations, as incurred.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.0 million, $0.5 million, and $0.3 million for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of property plant, and equipment may not be recoverable during 2016 or 2017. During 2015, NBP recorded an impairment loss on property, plant and equipment of approximately $4.7 million to adjust the carrying value of the long-lived assets to their fair value.

During 2016, NBP completed the sale of its facility located in Brawley, California with proceeds approximating the carrying value of the related long-lived assets. These proceeds included a $5.0 million promissory note. Interest is due quarterly on the promissory note from the buyer, and principal payments of $0.3 million are due annually, with the remaining balance of $4.0 million due in June 2021. Other receivables on the Consolidated Balance Sheets includes the current portion of the note receivable of $0.3 million, and the remaining balance of $4.5 million is included in Other assets on the Consolidated Balance Sheets.

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

The amounts of goodwill are as follows (amounts in thousands):

	December 30, 2017	December 31, 2016
Beginning balance	$14,991	$14,991
Fair value adjustments	-	-
Ending balance	$14,991	$14,991

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that NBP evaluate its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, NBP groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2017, 2016 or 2015 related to NBP’s intangible assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

The amounts of other intangible assets are as follows (in thousands):

		December 30, 2017
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$ 135,510
Tradenames	20	260,108	78,071
Cattle supply contracts	15	143,600	57,440
Other	10	830	498
	18	$811,068	$ 271,519

Total intangible assets		$811,068	$ 271,519

		December 31, 2016
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$ 112,925
Tradenames	20	260,108	65,058
Cattle supply contracts	15	143,600	47,867
Other	10	830	415
	18	$811,068	$ 226,265

Total intangible assets		$811,068	$ 226,265

For the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015 NBP recognized $45.3 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 30, 2017, for each of the next five years and thereafter:

Estimated amortization expense for fiscal years ended:
2018	$45,254
2019	45,254
2020	45,245
2021	45,245
2022	45,162
Thereafter	313,389
Total	$539,549

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

Self-insurance

NBP is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits. NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued in accrued insurance and other long-term liabilities in NBP’s consolidated balance sheets based upon NBP’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP’s historical experience rates.

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

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan; Seoul, South Korea; and Hong Kong. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, as NBP is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income of NBP. To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2016, 2015 and 2014.

Fair Value of Financial Instruments

The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 30, 2017 and December 31, 2016, as substantially all debt carries variable interest rates.

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $20.8 million, $19.2 million and $17.1 million for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Firm commitments for sales are treated as normal sales and therefore not marked to market. Certain firm commitments to purchase cattle, are marked to market when a price has been agreed upon, otherwise they are treated as normal purchases and, therefore, not marked to market. ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction is settled. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2017. NBP adopted the new guidance as of December 31, 2017 using the modified retrospective approach. NBP’s implementation efforts included the identification of revenue streams within the scope of the guidance and the evaluation of certain revenue contracts. NBP finalized its assessment of contracts with customers and evaluated the impact of the new guidance on these contracts. Based on NBP’s evaluation, the new guidance does not have a material impact on NBP’s consolidated financial statements. NBP earns over 95% of its revenues through the sale of beef, pork, and beef by-products. Agreements with customers for these sales typically consist of the type and quantity of products to be delivered, the unit price of each product, the estimated delivery date and credit and payment terms. The transaction price is generally fixed at this time and revenue is recognized when the customer takes control of the product. The impact of the new guidance does not materially impact how revenue is recognized for this revenue stream.

Goodwill. In January 2017, the FASB issued new guidance for simplifying goodwill impairment testing. The guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. NBP does not believe the new guidance will have a material impact on NBP’s consolidated financial statements.

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of lease assets and lease liabilities on the statement of financial condition. The guidance is effective for annual and interim periods beginning after December 15, 2018. NPB is currently evaluating the impact this new guidance will have on NBP’s consolidated financial statements.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. NBP is currently evaluating the impact this new guidance will have on NBP’s consolidated financial statements.

Derivatives and hedging. In August 2017, the FASB issued new guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. NBP is currently evaluating the impact of the new guidance on NBP’s consolidated financial statements.

NOTE 4.   LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 30, 2017 and December 31, 2016, debt consisted of the following (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

	December 30, 2017	December 31, 2016
Short-term debt:
Current portion of term loan facility (a)	$-	$30,000
Reducing revolver credit facility (a)	13,750	-
Current portion of loan costs (c)	(724)	(679)
Current portion of capital lease obligations (d)	221	244
	$13,247	$29,565
Long-term debt:
Term loan facility (a)	$-	$245,000
Reducing revolver credit facility (a)	$106,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	80,000	-
Long-term portion of loan costs (c)	(2,468)	(509)
Long-term capital lease obligations (d)	191	286
	$185,973	$246,776
Total debt	$199,220	$276,341

(a) Senior Credit Facilities— In June 2017, NBP entered into a Third Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in June 2022 and includes a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by $13.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries and includes customary covenants including a single financial covenant that requires NBP to maintain a minimum tangible net worth; at December 30, 2017, NBP was in compliance with the single financial covenant.

At December 30, 2017, NBP’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $120.0 million and $80.0 million drawn on the revolving credit facility. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 2.75% depending upon certain financial ratios and the rate selected. At December 30, 2017, the interest rate on the outstanding reducing revolving loan and revolving credit facility was 3.3%.

Borrowings under the reducing revolver loan and the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at December 30, 2017. Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. At December 30, 2017, after deducting outstanding amounts and issued letters of credit, $87.1 million of the unused revolving credit facility and $155.0 million of the reducing revolver commitment was available to NBP.

(b) Industrial Development Revenue Bonds— Effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings. Under the transaction, the City purchased NBP’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the facility and leased the facility to NBP for an identical term under a capital lease. NBP purchased the City's bonds with proceeds of its term loan under the Debt Agreement. Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides NBP with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million. Of the four series of bonds, only the 1.0 million and $1.0 million due on demand or on February 1, 2029 and March 1, 2027, respectively remain outstanding. The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender. Because each series of bonds is backed by a letter of credit under the Debt Agreement, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings. Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease. NBP purchased the City's bonds with proceeds of the term loan under the Debt Agreement. Because the city of St. Joseph has assigned the lease to the bond trustee for the benefit as the sole bondholder, NBP, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(c) Debt issuance costs—In June 2017, NBP entered into a Third Amended and Restated Credit Agreement. The Debt Agreement matures in June 2022 and includes a $275.0 million reducing revolver loan and a $275.0 million revolving credit facility. The related financing charges of approximately $2.8 million will be amortized over the life of the loan.

Amortization of $0.8 million, $0.7 million, and $0.7 million was charged to interest expense during the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively. Prior year amortization is related to costs associated with previous credit agreements. NBP had unamortized costs of $0.7 million and $0.7 million included in current installments of long-term debt on the consolidated balance sheets at December 30, 2017 and December 31, 2016, respectively, and unamortized costs of $2.5 million and $0.5 million included in long-term debt, excluding current installments on the consolidated balance sheets at December 30, 2017 and December 31, 2016, respectively.

(d) Capital and Operating Leases— NBP leases a variety of buildings and equipment, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at December 30, 2017, under capital leases are as follows (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

Capital
Lease
Obligations
Fiscal year ending December:
2018	$221
2019	135
2020	38
2021	18
2022	-
Thereafter	-
Net minimum lease payments	$412
Less amount representing interest	(36)
Present value of net minimum lease payments	$376

Future minimum lease payments required at December 30, 2017, under non-cancelable operating leases with terms exceeding one year, are as follows (in thousands):

Non-cancelable
Operating Lease
Obligations
Fiscal year ending December:
2018	$22,328
2019	14,772
2020	9,290
2021	6,759
2022	4,007
Thereafter	5,128
Minimum lease payments	62,284
Less: Sublease income	(2,084)
Net minimum lease payments	$60,200

Rent expense associated with operating leases (net of sublease rental income) was $20.6 million, $18.9 million, and $21.3 million for fiscal years 2017, 2016 and 2015, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 30, 2017, are as follows (in thousands):

Minimum
Principal
Maturities
Fiscal year ending December:
2018	$(488)
2019	(574)
2020	(671)
2021	(691)
2022	199,644
Thereafter	2,000
Total minimum principal maturities	$199,220

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

Other Commitments

Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 was paid in each of the fiscal years 2017, 2016, and 2015, respectively. Payments under the commitment will be $0.8 million in each of the fiscal years 2018 through 2022, with the remaining balance of $0.8 million to be paid in subsequent years.

NOTE 5.   RETIREMENT PLANS

NBP maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of NBP’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.3 million, $1.2 million, and $1.3 million for the fiscal years 2017, 2016 and 2015, respectively.

NBP has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for certain employees covered by a collective bargaining agreement as provided for in that agreement. Expenses related to the UFCW Plan totaled approximately $0.7 million, $0.7 million and $0.8 million for the fiscal years 2017, 2016 and 2015, respectively.

During 2017, NBP bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from the UFCW Plan. As a result, NBP anticipates being required to make withdrawal payments into the fund over a 20-year period. NBP recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which is included in Cost of sales in the Consolidated Statements of Operations. NBP anticipates the payments into the UFCW Plan begin in 2018. The withdrawal liability is included in Other liabilities on the Consolidated Balance Sheets.

NOTE 6.   INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
Current provision:
Federal	$764	$1,139	$1,135
State	594	775	362
Foreign	57	35	25
Total current tax expense	1,415	1,949	1,522

Deferred provision:
Federal	707	184	238
State	116	33	37
Foreign	-	-	-
Total deferred tax expense	823	217	275
Total income tax expense	$2,238	$2,166	$1,797

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
Computed “expected” income taxexpense	$142,559	$115,158	$(43,371)
Passthrough “expected” income tax expense	(141,632)	(113,462)	44,304
State taxes, net of federal	710	815	399
Permanent differences	313	312	358
Rate Change	312	-	-
Other	(24)	(657)	107
Total income taxexpense	$2,238	$2,166	$1,797

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2017 and December 31, 2016 are presented below (in thousands):

	52 weeks ended	53 weeks ended
	December 30, 2017	December 31, 2016
Deferred taxassets:
Accounts receivable, due to allowance for doubtful accounts	$30	$51
Intangible assets	57	114
Self-insurance and workers compensation accruals	802	1,281
Employee benefit accruals	168	258
Total gross deferred tax assets	1,057	1,704
Deferred taxliabilities:
Property, plant, and equipment, principally due to differences in depreciation	834	691
Other	61	29
Total gross deferred taxliabilities	895	720
Net deferred taxassets	$162	$984

Net deferred tax assets at December 30, 2017 and December 31, 2016 are included in the consolidated balance sheet as other current assets.

Deferred tax assets and liabilities relate to the operations of National Carriers.

There were no valuation allowances provided for at December 30, 2017 and December 31, 2016. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in NBP’s Consolidated Financial Statements as of December 30, 2017 and December 31, 2016.

NOTE 7.   RELATED PARTY TRANSACTIONS

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During fiscal years 2017, 2016, and 2015, NBP had sales and purchases with the following related parties (in thousands):

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2017	December 31, 2016	December 26, 2015
Sales to:
Beef Products, Inc. (1)	$31,672	$30,879	$31,008
Total sales to affiliate	$31,672	$30,879	$31,008

Purchases from:
Beef Products, Inc. (1)	$13,410	$14,850	$15,124
Total purchases from affiliate	$13,410	$14,850	$15,124

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

At December 30, 2017 and December 31, 2016, the amounts due from BPI for the sale of beef trimmings were approximately $0.8 million and $0.9 million, respectively. At December 30, 2017 and December 31, 2016, the amounts due to BPI for the purchase of processed lean beef were approximately $0.3 million and $0.5 million, respectively.

In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of NBP’s plants. In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. During fiscal years 2017, 2016, and 2015, NBP paid approximately $1.7 million, and $1.7 million, and $1.6 million, respectively, to BPI in technology and support fees.

NBP participates in a cattle supply agreement with US Premium Beef, a minority owner. Under this agreement NBP agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of US Premium Beef, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NPB obtained approximately 24% and 27% of its cattle requirements under this agreement during 2017 and 2016, respectively.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of December 30, 2017, and December 31, 2016 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 30, 2017	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$2,880	$2,122	$758	$-
Other current assets - promissory note	$250	$-	$-	$250
Other assets - promissory note	$4,500	$-	$-	$4,500
Other accrued expenses and liabilities - derivatives	$2,100	$-	$2,100	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 31, 2016	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$1,906	$-	$1,906	$-
Other current assets - promissory note	$250	$-	$-	$250
Other assets - promissory note	$4,750	$-	$-	$4,750
Other accrued expenses and liabilities - derivatives	$1,998	$1,998	$-	$-

NOTE 9.   DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

As part of NBP’s ongoing operations, NBP is exposed to market risks such as changes in commodity prices. To manage these risks, NBP may enter into the following derivative instruments pursuant to established policies:

  Forward purchase contracts for cattle for use in its beef plants
  Exchange traded futures contracts for cattle
  Exchange traded futures contracts for agricultural products

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting. Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of goods sold in the period of change. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are purchased in the normal course of business and are treated as normal purchases and sales and not recorded at fair value.

NBP enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 30, 2017 and December 31, 2016. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of December 30, 2017 and December 31, 2016 (thousands of dollars):

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

December 30, 2017	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$2,880	liabilities	$2,100
Total		$2,880		$2,100

December 31, 2016	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$1,906	liabilities	$1,998
Total		$1,906		$1,998

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015 (thousands of dollars):

		Amount of Gain (Loss) Recognized in Income On Derivatives
Derivatives Not	Location of Gain (Loss)
Designated as	Recognized in Income on
Hedging Instruments	Derivatives	December 30, 2017	December 31, 2016	December 26, 2015

Commodity contracts	Net sales	$6,046	$3,261	$(52,889)
Commodity contracts	Cost of sales	(9,242)	1,185	9,162
Total		$(3,196)	$4,446	$(43,727)

NOTE 10.   LEGAL PROCEEDINGS AND CONTINGENCIES

In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (Regional Board) issued an administrative civil liability complaint to NBP’s wholly-owned subsidiary, National Beef California, L.P. (NBC). The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (WWTP) pollutants that caused “pass through” or “interference” with the WWTP. The complaint assessed a penalty of approximately $3.8 million. A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (the “State Board”) to take up the matter. In response, the State Board issued an administrative civil liability complaint against NBC in January 2016, which sought a penalty of $1.65 million. The State Board withdrew its complaint in February 2016 and indicated that it intended to refile the complaint at a later date, but has yet to do so. NBP believes it has meritorious defenses to the State Board complaint and intends to defend against the complaint vigorously. There can be no assurances, however, as to the outcome of this matter or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
 Notes to Consolidated Financial Statements

NOTE 11.   SUBSEQUENT EVENTS

NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 14, 2018, the date the financial statements were available for issuance.