Form 10-Q
period 2018-03-31
U. S. Premium Beef, LLC
filed 2018-05-10
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

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

     The registrant’s units are not traded on an exchange or in any public market. As of April 28, 2018, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	March 31, 2018	December 30, 2017
Current assets:
Cash and cash equivalents	$67,947	$119,074
Due from affiliates	75	137
Other current assets	19	35
Total current assets	68,041	119,246
Property, plant, and equipment, at cost	223	223
Less accumulated depreciation	203	201
Net property, plant, and equipment	20	22
Investment in National Beef Packing Company, LLC	150,376	140,030
Other assets	69	103
Total assets	$218,506	$259,401
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$12	$58
Due to affiliates	25	388
Accrued compensation and benefits	1,169	2,250
Other accrued expenses and liabilities	509	284
Distributions payable	3,789	28,328
Total current liabilities	5,504	31,308
Long-term liabilities:
Other liabilities	4,099	3,946
Total long-term liabilities	4,099	3,946
Total liabilities	9,603	35,254

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	208,903	224,147
Total capital shares and equities	208,903	224,147
Total liabilities and capital shares and equities	$218,506	$259,401

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended March 31, 2018	12 weeks ended March 25, 2017
	(unaudited)	(unaudited)

Net sales	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	1,443	1,064
Depreciation and amortization	2	3
Total costs and expenses	1,445	1,067
Operating loss	(1,445)	(1,067)
Other income (expense):
Interest income	193	9
Interest expense	(3)	(3)
Equity in net income of National Beef Packing Company, LLC	10,346	8,627
Other, net	110	10
Total other income	10,646	8,643
Comprehensive income	$9,201	$7,576

Comprehensive income per unit:
Basic and diluted
Class A units	$1.25	$1.03
Class B units	$10.96	$9.03
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	13 weeks ended March 31, 2018	12 weeks ended March 25, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$9,201	$7,576
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	2	3
Equity in net income of National Beef Packing Company, LLC	(10,346)	(8,627)
Changes in assets and liabilities:
Due from affiliates	62	37
Other assets	50	50
Accounts payable	(46)	64
Due to affiliates	(363)	(37)
Accrued compensation and benefits	(928)	61
Other accrued expenses and liabilities	225	385
Net cash used in operating activities	(2,143)	(488)
Cash flows from financing activities:
Change in overdraft balances	(24,539)	(202)
Partnership distributions and redemptions	(24,445)	(25,895)
Net cash used in financing activities	(48,984)	(26,097)
Net decrease in cash	(51,127)	(26,585)
Cash and cash equivalents at beginning of the period	119,074	85,230
Cash and cash equivalents at end of the period	$67,947	$58,645

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 30, 2017. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen week period ended March 31, 2018 (thousands of dollars).

Balance at December 30, 2017	$ 224,147
Allocation of comprehensive income for the thirteen week period ended March 31, 2018	9,201
Member distributions	(24,445)
Balance at March 31, 2018	$ 208,903

(3) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income or comprehensive loss to Class A units and the remainder is allocated to Class B units. For the thirteen week period ended March 31, 2018 and twelve week period ended March 25, 2017, 10% of USPB’s comprehensive income allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Comprehensive Income Per Unit Calculation
(thousands of dollars, except unit and per unit data)	13 weeks ended March 31, 2018	12 weeks ended March 25, 2017
Basic and diluted earnings per unit:
Comprehensive income attributable to USPB available to
unitholders (numerator)
Class A	$920	$758
Class B	$8,281	$6,818

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$1.25	$1.03
Class B	$10.96	$9.03

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen week period ended March 31, 2018 and twelve week period ended March 25, 2017 (thousands of dollars):

	13 weeks ended	12 weeks ended
	March 31, 2018	March 25, 2017
	(unaudited)	(unaudited)

Net sales	$1,781,919	$1,559,023

Costs and expenses:
Cost of sales	1,670,774	1,463,838
Selling, general, and administrative expenses	18,036	16,300
Depreciation and amortization	25,519	22,399
Total costs and expenses	1,714,329	1,502,537

Operating income	67,590	56,486

Other income (expense):
Interest income	67	116
Interest expense	(2,108)	(1,814)
Other, net	3,344	2,315
Income before taxes	68,893	57,103

Income tax benefit (expense)	(254)	132
Net income	$68,639	$57,235

NBP's net income attributable to USPB	$10,346	$8,627

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

     Revenues in the three months ended March 31, 2018 increased 14% in comparison to the same period in 2017, primarily due to an increase in the number of cattle processed and higher average selling prices. Cost of sales increased by 14% for the three months ended March 31, 2018 as compared to the same period in 2017, due to an increase in the number of cattle processed and higher average cost per head. Revenue and expense comparisons were also impacted by the first quarter of 2018 being a thirteen-week period for National Beef, as compared to a twelve week period in the first quarter of 2017. The combined effects of increased margin per head and an increase in volume processed led to higher profitability in the 2018 period, as compared to the 2017 period.

     On December 30, 2011, NBP entered into a Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 30% and 26% of its cattle requirements under this agreement during the three months ended March 31, 2018 and March 25, 2017, respectively.

USPB Results of Operations

Thirteen weeks ended March 31, 2018 compared to twelve weeks ended March 25, 2017

     Net Sales. There were no Net Sales in the thirteen week period ended March 31, 2018 and the twelve week period ended March 25, 2017.

     Cost of Sales. There were no Cost of Sales in the thirteen week period ended March 31, 2018 and the twelve week period ended March 25, 2017.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.4 million for the thirteen weeks ended March 31, 2018 compared to approximately $1.1 million for the twelve weeks ended March 25, 2017. The $0.3 million increase is due to higher expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $1.4 million for the thirteen weeks ended March 31, 2018 compared to approximately $1.1 million for the twelve weeks ended March 25, 2017.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $10.3 million for the thirteen weeks ended March 31, 2018 compared to $8.6 million for the twelve weeks ended March 25, 2017. The improvement in fiscal year 2018 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.2 million for the thirteen weeks ended March 31, 2018 compared to $0.0 million for the thirteen weeks ended March 25, 2017. The increase was primarily due to higher interest rates.

     Other, net. Other income was $0.1 million and $0.0 million for the thirteen weeks ended March 31, 2018 and the twelve weeks ended March 25, 2017, respectively. The increase was primarily due to higher lease income on Company owned cattle delivery rights.

     Comprehensive Income. Comprehensive income for the thirteen week period ended March 31, 2018 was approximately $9.2 million compared to approximately $7.6 million for the twelve week period ended March 25, 2017.

Liquidity and Capital Resources

     As of March 31, 2018, we had net working capital (the excess of current assets over current liabilities) of approximately $62.5 million, which included cash and cash equivalents of $67.9 million. As of December 30, 2017, we had net working capital of approximately $87.9 million, which included cash and cash equivalents of $119.1 million. Our primary source of liquidity for the first quarter of fiscal year 2018 and fiscal year 2017 was cash and available borrowings under the Master Loan Agreement.

     As of March 31, 2018, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of March 31, 2018.

     USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements.

     We believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2017.

Operating Activities

     Net cash used in operating activities in the thirteen weeks ended March 31, 2018 was approximately $2.1 million compared to approximately $0.5 million in the twelve weeks ended March 25, 2017. The $1.6 million change was primarily due to reduced compensation accruals and lower payables to USPB’s members.

Financing Activities

     Net cash used in financing activities was $49.0 million in the thirteen weeks ended March 31, 2018 compared to $26.1 million in the twelve weeks ended March 25, 2017. The change was the result of checks clearing from a fiscal year 2017 distribution, and a distribution made in the first quarter of fiscal year 2018.

Master Loan Agreement

     On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2020.

     All of the $5 million revolving credit commitment was available as of March 31, 2018. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the company has debt outstanding. As of March 31, 2018, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 30, 2017 to consider those risk factors.

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

Date: May 10, 2018