Form 10-Q
period 2018-06-30
U. S. Premium Beef, LLC
filed 2018-08-17
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of July 28, 2018, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	June 30, 2018	December 30, 2017
Current assets:
Cash and cash equivalents	$81,641	$119,074
Due from affiliates	4	137
Other current assets	19	35
Total current assets	81,664	119,246
Property, plant, and equipment, at cost	230	223
Less accumulated depreciation	207	201
Net property, plant, and equipment	23	22
Investment in National Beef Packing Company, LLC	121,774	140,030
Other assets	69	103
Total assets	$203,530	$259,401
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$32	$58
Due to affiliates	4	388
Accrued compensation and benefits	1,742	2,250
Other accrued expenses and liabilities	111	284
Distributions payable	1,942	28,328
Total current liabilities	3,831	31,308
Long-term liabilities:
Other liabilities	3,919	3,946
Total long-term liabilities	3,919	3,946
Total liabilities	7,750	35,254

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	195,780	224,147
Total capital shares and equities	195,780	224,147
Total liabilities and capital shares and equities	$203,530	$259,401

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended	13 weeks ended	26 weeks ended	25 weeks ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	1,089	837	2,531	1,901
Depreciation and amortization	3	3	6	6
Total costs and expenses	1,092	840	2,537	1,907
Operating loss	(1,092)	(840)	(2,537)	(1,907)
Other income (expense):
Interest income	265	61	458	71
Interest expense	(3)	(3)	(6)	(6)
Equity in income of National Beef Packing Company, LLC	28,338	11,748	38,684	20,375
Other, net	280	(12)	390	(2)
Total other expense	28,880	11,794	39,526	20,438
Comprehensive income	$27,788	$10,954	$36,989	$18,531

Income per unit:
Basic and diluted
Class A units	$3.78	$1.49	$5.03	$2.52
Class B units	$33.11	$13.05	$44.07	$22.08
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	26 weeks ended	25 weeks ended
	June 30, 2018	June 24, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$36,989	$18,531
Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
Depreciation and amortization	6	6
Equity in net income of National Beef Packing Company, LLC	(38,684)	(20,375)
Distributions from National Beef Packing Company, LLC	38,684	-
Changes in assets and liabilities:
Due from affiliates	133	(214)
Other assets	50	50
Accounts payable	(26)	(63)
Due to affiliates	(384)	(12)
Accrued compensation and benefits	(535)	(588)
Other accrued expenses and liabilities	(173)	(61)
Net cash provided by (used in) operating activities	36,060	(2,726)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(7)	-
Distributions from National Beef Packing Company, LLC	18,256	12,216
Net cash provided by investing activities	18,249	12,216
Cash flows from financing activities:
Change in overdraft balances	(26,386)	(1,128)
Partnership distributions and redemptions	(65,356)	(25,895)
Net cash used in financing activities	(91,742)	(27,023)
Net decrease in cash	(37,433)	(17,533)
Cash and cash equivalents at beginning of the period	119,074	85,230
Cash and cash equivalents at end of the period	$81,641	$67,697

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

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 30, 2018 (thousands of dollars).

Balance at December 30, 2017	$224,147
Allocation of comprehensive income for the twenty-six week period ended June 30, 2018	36,989
Member distributions	(65,356)
Balance at June 30, 2018	$195,780

(3) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income or comprehensive loss to Class A units and the remainder is allocated to Class B units. For the thirteen and twenty-six week periods ended June 30, 2018 and thirteen and twenty-five week periods ended June 24, 2017, 10% of USPB’s comprehensive income allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Comprehensive Income Per Unit Calculation	13 weeks ended	13 weeks ended	26 weeks ended	25 weeks ended
(thousands of dollars, except unit and per unit data)	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017

Basic and diluted earnings per unit:
Comprehensive income attributable to USPB available to
unitholders (numerator)
Class A	$2,779	$1,095	$3,699	$1,853
Class B	$25,009	$9,859	$33,290	$16,678

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$3.78	$1.49	$5.03	$2.52
Class B	$33.11	$13.05	$44.07	$22.08

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 30, 2018 and thirteen and twenty-five week periods ended June 24, 2017 (thousands of dollars):

	13 weeks ended	13 weeks ended	26 weeks ended	25 weeks ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,942,690	$1,874,494	$3,724,609	$3,433,517

Costs and expenses:
Cost of sales	1,706,825	1,750,570	3,377,599	3,214,409
Selling, general, and administrative expenses	19,116	19,810	37,151	36,111
Depreciation and amortization	25,805	24,460	51,324	46,858
Total costs and expenses	1,751,746	1,794,840	3,466,074	3,297,378

Operating income	190,944	79,654	258,535	136,139

Other income (expense):
Interest income	78	57	146	173
Interest expense	(3,370)	(2,256)	(5,478)	(4,070)
Other, net	984	970	4,326	3,286
Income before taxes	188,636	78,425	257,529	135,528

Income tax expense	(629)	(483)	(883)	(351)
Net income	$188,007	$77,942	$256,646	$135,177

NBP's net income attributable to USPB	$28,338	$11,748	$38,684	$20,375

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

     Revenues in the twenty-six weeks ended June 30, 2018 increased 8% in comparison to the same period in 2017, primarily due to an increase in the number of cattle processed. Cost of sales increased by 5% for the twenty-six weeks ended June 30, 2018 as compared to the same period in 2017, due to an increase in the number of cattle processed, which was partially offset by a lower average cost per head. Revenue and cost of sales year-over-year comparisons were also impacted by the 2018 being a twenty-six week period, as compared to a twenty-five week period in 2017. The combined effects of increased margin per head and an increase in volume processed led to higher profitability in the 2018 period, as compared to the 2017 period.

     On December 30, 2011, USPB entered into a Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 28% and 25% of its cattle requirements under this agreement during the twenty-six weeks ended June 30, 2018 and twenty-five weeks ended June 24, 2017, respectively.

USPB Results of Operations

Thirteen weeks ended June 30, 2018 compared to thirteen weeks ended June 24, 2017

     Net Sales. There were no Net Sales in the thirteen week period ended June 30, 2018 and the thirteen week period ended June 24, 2017.

     Cost of Sales. There were no Cost of Sales in the thirteen week period ended June 30, 2018 and the thirteen week period ended June 24, 2017.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the thirteen weeks ended June 30, 2018 compared to approximately $0.8 million for the thirteen weeks ended June 24, 2017. The $0.3 million increase is due to higher expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $1.1 million for the thirteen weeks ended June 30, 2018 compared to approximately $0.8 million for the thirteen weeks ended June 24, 2017.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $28.3 million for the thirteen weeks ended June 30, 2018 compared to $11.7 million for the thirteen weeks ended June 24, 2017. The improvement in fiscal year 2018 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.3 million for the thirteen weeks ended June 30, 2018 compared to $0.1 million for the thirteen weeks ended June 24, 2017. The increase was primarily due to higher interest rates.

     Other, net. Other income was $0.3 million for the thirteen weeks ended June 30, 2018 compared to $0.0 million for the thirteen weeks ended June 24, 2017. The increase was primarily due to higher lease income on Company owned cattle delivery rights.

     Comprehensive Income. Comprehensive income for the thirteen week period ended June 30, 2018 was approximately $27.8 million compared to approximately $11.0 million for the thirteen week period ended June 24, 2017.

Twenty-six ended June 30, 2018 compared to twenty-five weeks ended June 24, 2017

     Net Sales. There were no Net Sales in the twenty-six week period ended June 30, 2018 and the twenty-five week period ended June 24, 2017.

     Cost of Sales. There were no Cost of Sales in the twenty-six week period ended June 30, 2018 and the twenty-five week period ended June 24, 2017.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.5 million for the twenty-six weeks ended June 30, 2018 compared to approximately $1.9 million for the twenty-five weeks ended June 24, 2017. The $0.6 million increase is due to higher expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $2.5 million for the twenty-six weeks ended June 30, 2018 compared to approximately $1.9 million for the twenty-five weeks ended June 24, 2017.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $38.7 million for the twenty-six weeks ended June 30, 2018 compared to $20.4 million for the twenty-five weeks ended June 24, 2017. The improvement in fiscal year 2018 is primarily due to higher gross margins at NBP.

     Interest Income. Interest income was $0.5 million for the twenty-six weeks ended June 30, 2018 compared to $0.1 million for the twenty-five weeks ended June 24, 2017. The increase was due to higher interest rates.

     Other, net. Other income was $0.4 million for the twenty-six weeks ended June 30, 2018 compared to $0.0 million for the twenty-five weeks ended June 24, 2017. The increase was primarily due to higher lease income on Company owned cattle delivery rights.

     Comprehensive Income. Comprehensive income for the twenty-six week period ended June 30, 2018 was approximately $37.0 million compared to approximately $18.5 million for the twenty-five week period ended June 24, 2017.

Liquidity and Capital Resources

     As of June 30, 2018, we had net working capital (the excess of current assets over current liabilities) of approximately $77.8 million, which included cash and cash equivalents of $81.6 million. As of December 30, 2017, we had net working capital of approximately $87.9 million, which included cash and cash equivalents of $119.1 million. Our primary sources of liquidity for the first two quarters of fiscal year 2018 and fiscal year 2017 were cash and available borrowings under the Master Loan Agreement.

     As of June 30, 2018, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of June 30, 2018.

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

Operating Activities

     Net cash provided by operating activities in the twenty-six weeks ended June 30, 2018 was $36.1 million compared to net cash used of $2.7 million in the twenty-five weeks ended June 24, 2017. The $38.8 million change was primarily due to distributions from NBP in fiscal year 2018 that were classified as an operating activity.

Investing Activities

     Net cash provided by investing activities was $18.2 million in the twenty-six weeks ended June 30, 2018 compared to $12.2 million in the twenty-five weeks ended June 24, 2017. The $6.0 million change was primarily due to an increase in distributions from NBP in fiscal year 2018 that were classified as an investing activity.

Financing Activities

     Net cash used in financing activities was $91.7 million in the twenty-six weeks ended June 30, 2018 compared to $27.0 million in the twenty-five weeks ended June 24, 2017. The change was the result of checks clearing from a fiscal year 2017 distribution, and distributions made in the first two quarters of fiscal year 2018.

Master Loan Agreement

     On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2020.

     All of the $5 million revolving credit commitment was available as of June 30, 2018. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 30, 2018, the Company did not have any outstanding debt.

Item 4.    Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: August 17, 2018