Form 10-Q
period 2018-09-29
U. S. Premium Beef, LLC
filed 2018-11-08
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of October 27, 2018, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	September 29, 2018	December 30, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$78,448	$119,074
Due from affiliates	19	137
Other current assets	11	35
Total current assets	78,478	119,246
Property, plant, and equipment, at cost	230	223
Less accumulated depreciation	210	201
Net property, plant, and equipment	20	22
Investment in National Beef Packing Company, LLC	134,043	140,030
Other assets	70	103
Total assets	$212,611	$259,401
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$3	$58
Due to affiliates	28	388
Accrued compensation and benefits	2,113	2,250
Other accrued expenses and liabilities	334	284
Distributions payable	1,453	28,328
Total current liabilities	3,931	31,308
Long-term liabilities:
Other liabilities	3,728	3,946
Total long-term liabilities	3,728	3,946
Total liabilities	7,659	35,254

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	204,952	224,147
Total capital shares and equities	204,952	224,147
Total liabilities and capital shares and equities	$212,611	$259,401

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended	14 weeks ended	39 weeks ended	39 weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	813	859	3,345	2,760
Depreciation and amortization	3	3	9	9
Total costs and expenses	816	862	3,354	2,769
Operating loss	(816)	(862)	(3,354)	(2,769)
Other income (expense):
Interest income	283	113	741	184
Interest expense	(3)	(3)	(9)	(9)
Equity in net income of National Beef Packing Company, LLC	29,463	26,226	68,147	46,601
Other, net	1	27	392	25
Total other expense	29,744	26,363	69,271	46,801
Comprehensive income	$28,928	$25,501	$65,917	$44,032

Income per unit:
Basic and diluted
Class A units	$3.93	$3.47	$8.96	$5.99
Class B units	$34.47	$30.38	$78.54	$52.46
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	39 weeks ended	39 weeks ended
	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$65,917	$44,032
Adjustments to reconcile comprehensive income to net cash provided by operating activities:
Depreciation and amortization	9	9
Equity in net income of National Beef Packing Company, LLC	(68,147)	(46,601)
Distributions from National Beef Packing Company, LLC	55,877	19,076
Changes in assets and liabilities:
Due from affiliates	118	(211)
Other assets	58	58
Accounts payable	(55)	(53)
Due to affiliates	(360)	54
Accrued compensation and benefits	(355)	(369)
Other accrued expenses and liabilities	50	(60)
Net cash provided by operating activities	53,112	15,935
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(7)	-
Distributions from National Beef Packing Company, LLC	18,256	7,436
Net cash provided by investing activities	18,249	7,436
Cash flows from financing activities:
Change in Distributions Payable	(26,875)	(1,159)
Partnership distributions and redemptions	(85,112)	(25,895)
Net cash used in financing activities	(111,987)	(27,054)
Net decrease in cash	(40,626)	(3,683)
Cash and cash equivalents at beginning of the period	119,074	85,230
Cash and cash equivalents at end of the period	$78,448	$81,547

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation and Significant Accounting Policies

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

     In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases. The new standard requires the recognition of all leases that are longer than one year on the balance sheet, which will result in the recognition of a right-of-use asset and a corresponding lease liability. The right-of -use asset and lease liability will be measured initially using the present value of the remaining rental payments. The new standard is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance but do not believe it will have a material impact on our financial statements.

(2) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 29, 2018 (thousands of dollars).

Balance at December 30, 2017	$224,147
Allocation of comprehensive income for the thirty-nine week period ended September 29, 2018	65,917
Member distributions	(85,112)
Balance at September 29, 2018	$204,952

(3) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income to Class A units and the remainder is allocated to Class B units. For the thirteen and thirty-nine week periods ended September 29, 2018 and fourteen and thirty-nine week periods ended September 30, 2017, 10% of USPB’s comprehensive income was allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Comprehensive Income Per Unit Calculation	13 weeks ended	14 weeks ended	39 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Basic and diluted earnings per unit:
Comprehensive income attributable to USPB available to
unitholders (numerator)
Class A	$2,893	$2,550	$6,592	$4,403
Class B	$26,035	$22,951	$59,325	$39,629

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$3.93	$3.47	$8.96	$5.99
Class B	$34.47	$30.38	$78.54	$52.46

(4) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 29, 2018 and fourteen and thirty-nine week periods ended September 30, 2017 (thousands of dollars):

	13 weeks ended	14 weeks ended	39 weeks ended	39 weeks ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$1,880,561	$2,038,823	$5,605,170	$5,472,340
Costs and expenses:
Cost of sales	1,637,216	1,816,473	5,014,815	5,030,882
Selling, general, and administrative expenses	18,858	19,974	56,010	56,085
Depreciation and amortization	26,121	26,664	77,445	73,522
Total costs and expenses	1,682,195	1,863,111	5,148,270	5,160,489
Operating income	198,366	175,712	456,900	311,851
Other income (expense):
Interest income	88	57	233	230
Interest expense	(2,718)	(1,710)	(8,196)	(5,780)
Other, net	318	418	4,646	3,705
Income before taxes	196,054	174,477	453,583	310,006
Income tax expense	(585)	(482)	(1,468)	(833)
Net income	$195,469	$173,995	$452,115	$309,173

NBP's net income attributable to USPB	$29,463	$26,226	$68,147	$46,601

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

     Revenues in the thirty-nine weeks ended September 29, 2018 increased 2% in comparison to the same period in 2017, primarily due to an increase in the number of cattle processed. Cost of sales were virtually unchanged, as the effect of an increase in the number of cattle processed was offset by a lower average cost per head, for the thirty-nine weeks ended September 29, 2018 as compared to the same period in 2017. The combined effects of increased margin per head and an increase in volume processed led to higher profitability in 2018, as compared to 2017.

     On December 30, 2011, USPB entered into a Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 26% and 24% of its cattle requirements under this agreement during the thirty-nine weeks ended September 29, 2018 and thirty-nine weeks ended September 30, 2017, respectively.

USPB Results of Operations

Thirteen weeks ended September 29, 2018 compared to fourteen weeks ended September 30, 2017

     Net Sales. There were no Net Sales in the thirteen week period ended September 29, 2018 and the fourteen week period ended September 30, 2017.

     Cost of Sales. There were no Cost of Sales in the thirteen week period ended September 29, 2018 and the fourteen week period ended September 30, 2017.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen weeks ended September 29, 2018 compared to approximately $0.9 million for the fourteen weeks ended September 30, 2017. The $0.1 million decrease is due to lower expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $0.8 million for the thirteen weeks ended September 29, 2018 compared to approximately $0.9 million for the fourteen weeks ended September 30, 2017.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $29.5 million for the thirteen weeks ended September 29, 2018 compared to $26.2 million for the fourteen weeks ended September 30, 2017. The improvement in fiscal year 2018 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.3 million for the thirteen weeks ended September 29, 2018 compared to $0.1 million for the fourteen weeks ended September 30, 2017. The increase was primarily due to higher interest rates.

     Other, net. Other income was $0.0 million for the thirteen weeks ended September 29, 2018 compared to $0.0 million for the fourteen weeks ended September 30, 2017.

     Comprehensive Income. Comprehensive income for the thirteen week period ended September 29, 2018 was approximately $28.9 million compared to approximately $25.5 million for the fourteen week period ended September 30, 2017.

Thirty-nine ended September 29, 2018 compared to thirty-nine weeks ended September 30, 2017

     Net Sales. There were no Net Sales in the thirty-nine week periods ended September 29, 2018 and September 30, 2017.

     Cost of Sales. There were no Cost of Sales in the thirty-nine week periods ended September 29, 2018 and September 30, 2017.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.3 million for the thirty-nine weeks ended September 29, 2018 compared to approximately $2.8 million for the thirty-nine weeks ended September 30, 2017. The $0.5 million increase is due to higher expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $3.4 million for the thirty-nine weeks ended September 29, 2018 compared to approximately $2.8 million for the thirty-nine weeks ended September 30, 2017.

     Equity Interest in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $68.1 million for the thirty-nine weeks ended September 29, 2018 compared to $46.6 million for the thirty-nine weeks ended September 30, 2017. The improvement in fiscal year 2018 is primarily due to higher gross margins at NBP.

     Interest Income. Interest income was $0.7 million for the thirty-nine weeks ended September 29, 2018 compared to $0.2 million for the thirty-nine weeks ended September 30, 2017. The increase was due to higher interest rates.

     Other, net. Other income was $0.4 million for the thirty-nine weeks ended September 29, 2018 compared to $0.0 million for the thirty-nine weeks ended September 30, 2017. The increase was primarily due to higher lease income on Company owned cattle delivery rights.

     Comprehensive Income. Comprehensive income for the thirty-nine week period ended September 29, 2018 was approximately $65.9 million compared to approximately $44.0 million for the thirty-nine week period ended September 30, 2017.

Liquidity and Capital Resources

     As of September 29, 2018, USPB had net working capital (the excess of current assets over current liabilities) of approximately $74.5 million, which included cash and cash equivalents of $78.4 million. As of December 30, 2017, we had net working capital of approximately $87.9 million, which included cash and cash equivalents of $119.1 million. Our primary sources of liquidity for the first three quarters of fiscal year 2018 and fiscal year 2017 were cash and available borrowings under the Master Loan Agreement.

     As of September 29, 2018, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of September 29, 2018.

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

Operating Activities

     Net cash provided by operating activities in the thirty-nine weeks ended September 29, 2018 was $53.1 million compared to net cash provided of $15.9 million in the thirty-nine weeks ended September 30, 2017. The $37.2 million change was primarily due to higher distributions from NBP that were classified as an operating activity (return on investment).

Investing Activities

     Net cash provided by investing activities was $18.2 million in the thirty-nine weeks ended September 29, 2018 compared to $7.4 million in the thirty-nine weeks ended September 30, 2017. The $10.8 million change was primarily due to an increase in distributions from NBP that were classified as an investing activity (return of investment).

Financing Activities

     Net cash used in financing activities was $112.0 million in the thirty-nine weeks ended September 29, 2018 compared to $27.1 million in the thirty-nine weeks ended September 30, 2017. The change was the result of checks clearing from a fiscal year 2017 distribution, and a higher level of distributions made in fiscal year 2018.

Master Loan Agreement

     On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2020.

     All of the $5 million revolving credit commitment was available as of September 29, 2018. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of September 29, 2018, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: November 8, 2018