Form 10-K
period 2018-12-29
U. S. Premium Beef, LLC
filed 2019-03-13
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________   to _________.

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☑    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 23, 2019, there were 735,385 Class A units and 755,385 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV on page 35.

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

Company Background

     USPB was originally organized as a tax exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 14.9 million head of cattle to NBP for processing since it commenced deliveries.

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

Employees

     USPB has seven employees as of December 29, 2018. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

     NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,100 employees on December 29, 2018 and generated total revenues of $7.5 billion in 2018.

     The largest share of NBP’s revenue, about 96.4%, is generated from the sale of boxed beef and beef byproducts. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

     Revenues in 2018 increased 2% in comparison to 2017, primarily due to an increase in the number of cattle processed. Cost of sales decreased by 1% in 2018 as compared to 2017. The decrease is due to a decrease in the price of fed cattle, partially offset by an increase in volume. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2018 as compared to 2017.

     Revenues in 2017 increased 5% in comparison to 2016, primarily due to an increase in the number of cattle processed. Cost of sales increased by 4% in 2017 as compared to 2016. The increase is also due to an increase in the number of cattle processed. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2017 as compared to 2016.

Sales and Marketing

     NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exports products to more than 30 countries; in 2018, export sales represented approximately 14.5% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

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

Raw Materials and Procurement

     The primary raw material for the beef processing plants is live cattle. Live cattle prices change daily based on supply and demand for beef and other proteins, cattle inventory levels, weather and other factors. NBP’s two beef processing facilities are located in southwest Kansas. The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma. A significant portion of USPB’s unitholders and associates are located in this area. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

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

     During fiscal years 2018, 2017, and 2016, USPB’s members and associates provided approximately 25%, 24%, and 27%, respectively, of NBP’s total cattle requirements.

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

     NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, at December 29, 2018, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.

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

Employees

     Of NBP’s 8,100 employees, approximately 5,100 are represented by collective bargaining agreements. Approximately 2,500 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2022, approximately 2,400 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2021, and another approximately 200 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2019.

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

     Approximately 14.5% of NBP’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

ITEM 4.      NOT USED.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 23, 2019, there were 483 record holders of Class A units and 481record holders of Class B units. The per unit sales prices for the fiscal years 2018 and 2017 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High

Fiscal Year 2018
Quarter ending:
March 31, 2018	$128.00	$128.00	$150.00	$150.00	$130.00	$136.67	$165.00	$180.00
June 30, 2018	$100.00	$132.00	$-	$-	$130.00	$159.00	$165.00	$168.00
September 29, 2018	$155.00	$155.00	$166.00	$166.00	$125.00	$160.00	$165.00	$209.00
December 29, 2018	$54.00	$125.00	$54.00	$209.00	$162.00	$170.00	$200.00	$205.00
Subsequent to December 29, 2018	$-	$-	$-	$-	$155.00	$158.00	$-	$-

Fiscal Year 2017
Quarter ending:
March 25, 2017	$16.00	$122.00	$15.10	$118.00	$110.00	$120.00	$105.00	$125.00
June 24, 2017	$-	$-	$-	$-	$125.00	$125.00	$-	$-
September 30, 2017	$110.00	$150.00	$83.00	$150.00	$-	$-	$151.00	$161.00
December 30, 2017	$121.00	$163.73	$105.00	$180.00	$-	$-	$177.00	$180.00
Subsequent to December 30, 2017	$-	$-	$-	$-	$136.67	$136.67	$165.00	$180.00

     The affiliated sales represent sales that were not at arms-length and, therefore, the sales prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

     During fiscal years 2018 and 2017, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2018
February 27, 2018	$3.32	$29.13
June 6, 2018	$0.93	$8.35
June 12, 2018	$4.61	$40.41
September 12, 2018	$2.68	$23.54
December 28, 2018	$0.80	$6.99

Fiscal Year 2017
February 28, 2017	$3.52	$30.85
December 28, 2017	$3.89	$34.12

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

     The following table sets forth selected statement of operations and balance sheet data for fiscal years ended December 29, 2018, December 30, 2017, December 31, 2016, December 26, 2015, and December 27, 2014. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings.

     The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year Ended (1)
	December 29,	December 30,	December 31,	December 26,	December 27,
	2018	2017	2016	2015	2014
	(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-	-
Selling, general, and administrative	4.5	4.0	3.6	2.4	3.1
Depreciation and amortization	-	-	-	-	-
Operating loss	(4.5)	(4.0)	(3.6)	(2.4)	(3.1)
Other income (expense):
Interest income	1.1	0.3	-	-	-
Equity in income (loss) of National Beef Packing Company, LLC	89.6	61.1	49.3	(18.9)	(6.1)
Other, net	0.4	0.1	0.7	-	0.2
Total other income (expense)	91.1	61.5	50.0	(18.9)	(5.9)
Net income (loss)	$86.6	$57.5	$46.4	$(21.3)	$(9.0)

Selected Balance Sheet Data:
Cash and cash equivalents	$88.4	$119.1	$85.2	$85.2	$92.3
Total assets	$231.9	$259.4	$228.9	$218.2	$240.5
Capital shares and equities	$219.8	$224.1	$221.2	$211.8	$233.1

Units outstanding
Class A units	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
Income (loss) per unit
Basic and diluted
Class A Units	$11.77	$7.82	$6.31	($2.90)	($1.23)
Class B Units	$103.16	$68.49	$55.24	($25.40)	($10.77)

Outstanding weighted-average units
Basic and diluted
Class A Units	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385

1) Fiscal years 2018 and 2017 consisted of a 52 week year, fiscal year 2016 consisted of a 53 week year, and fiscal years 2015 and 2014 consisted of a 52 week year.

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

     NBP is one of the largest beef processing companies in the U.S., accounting for approximately 12.5% of the fed cattle slaughter market. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 8,100 employees on December 29, 2018 and generated total revenues of $7.5 billion in 2018.

     The largest share of NBP’s revenue, about 96.4%, is generated from the sale of boxed beef and beef byproducts. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest wet blue tanning facilities in the world (wet blue tanning refers to the first step in processing raw and brine-cured hides into tanned leather), selling processed hides to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

Critical Accounting Policies and Estimates

     The following discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. With the closing of the Leucadia Transaction, our fiscal year ends on the last Saturday in December. We believe USPB’s most critical accounting policy are as follows: Accounting for Investment in NBP. On December 30, 2011, USPB sold the majority of its ownership interest in NBP to Leucadia. On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting. Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

     Accounting for Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases. The new standard requires the recognition of all leases that are longer than one year on the balance sheet, which will result in the recognition of a right-of-use asset and a corresponding lease liability. The right-of -use asset and lease liability will be measured initially using the present value of the remaining lease payments. The new standard is effective for annual and interim periods beginning after December 15, 2018. The new guidance will not have a material impact on our financial statements.

Results of Operations

     The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	4.5	4.0	3.6
Operating loss	(4.5)	(4.0)	(3.6)

Other income:
Interest income	1.1	0.3	-
Equity in income of National Beef Packing Company, LLC	89.6	61.1	49.3
Other, net	0.4	0.1	0.7
Total other income, net	91.1	61.5	50.0
Net income	$86.6	$57.5	$46.4

Fiscal Year Ended December 29, 2018 compared to December 30, 2017

     Net Sales. There were no sales during the fifty-two week periods ended December 29, 2018 and December 30, 2017.

     Cost of Sales. There were no cost of sales during the fifty-two week periods ended December 29, 2018 and December 30, 2017.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $4.5 million for the fifty-two weeks ended December 29, 2018, compared to approximately $4.0 million for the fifty-two weeks ended December 30, 2017, an increase of approximately $0.5 million. The increase is primarily due to higher expenses associated with the phantom unit plans, which increased due to higher average unit transfer prices, and the bonus plans, which were up due to higher net income.

     Depreciation and Amortization Expense. There were immaterial depreciation and amortization expenses during the fifty-two week periods ended December 29, 2018 and December 30, 2017.

     Operating Loss. Operating loss was approximately $4.5 million for the fifty-two weeks ended December 29, 2018 compared to approximately $4.0 million for the fifty-two weeks ended December 30, 2017, an increase of approximately $0.5 million.

     Interest Income. Interest income was $1.1 million during the fifty-two weeks ended December 29, 2018 and $0.3 million in the fifty-two weeks ended December 30, 2017.

     Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $89.6 million for the fifty-two weeks ended December 29, 2018 compared to $61.1 million for the fifty-two weeks ended December 30, 2017. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.4 million for the fifty-two weeks ended December 29, 2018 compared to $0.1 million for the fifty-two weeks ended December 30, 2017, an increase of approximately $0.3 million. The increase was primarily due to higher lease income on the Company owned delivery rights.

     Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the Company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

     Net Income. Net income for the fifty-two weeks ended December 29, 2018 was approximately $86.6 million compared to approximately $57.5 million for the fifty-two weeks ended December 30, 2017, an improvement of approximately $29.1 million. The improvement was due to higher net income at NBP.

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

     Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $61.1 million for the fifty-two weeks ended December 30, 2017 compared to $49.3 million for the fifty-three weeks ended December 31, 2016. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.1 million for the fifty-two weeks ended December 30, 2017 compared to $0.7 million for the fifty-three weeks ended December 31, 2016, a decrease of approximately $0.6 million. The decrease was primarily due to lower lease income on the Company owned delivery rights.

     Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the Company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

     Net Income. Net income for the fifty-two weeks ended December 30, 2017 was approximately $57.5 million compared to approximately $46.4 million for the fifty-three weeks ended December 31, 2016, an improvement of approximately $11.1 million. The improvement was due to higher net income at NBP.

Liquidity and Capital Resources

     As of December 29, 2018, we had net working capital (the excess of current assets over current liabilities) of approximately $80.0 million, which included cash and cash equivalents of $88.4 million. As of December 30, 2017, we had net working capital of approximately $87.9 million, which included cash and cash equivalents of $119.1 million. Our primary sources of liquidity for fiscal year 2018 were cash, cash flows from operating activities, and available borrowings under the Master Loan Agreement with CoBank.

     As of December 29, 2018, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with all of the financial covenants under its Master Loan Agreement as of December 29, 2018.

     USPB believes available borrowings under the Master Loan Agreement and cash will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

     Net cash provided by operating activities was $64.7 million in fiscal year 2018 as compared to net cash provided by operating activities of $30.3 million in fiscal year 2017. The $34.4 million increase was primarily due to the higher distributions received from NBP that were classified as a distribution from Operating Activities.

     Net cash provided by operating activities was $30.3 million in fiscal year 2017 as compared to net cash provided by operating activities of $8.3 million in fiscal year 2016. The $22.0 million increase was primarily due to the higher distributions received from NBP.

Investing Activities

     Net cash provided by investing activities was $18.2 million in fiscal year 2018 as compared to net cash provided by investing activities was $30.9 in fiscal year 2017. The $12.7 million decrease was due to lower distributions received from NBP that were classified as a distribution from Investing Activities.

     Net cash provided by investing activities was $30.9 million in fiscal year 2017 as compared to net cash provided by investing activities was $27.5 in fiscal year 2016. The $3.4 million change was due to higher distributions received from NBP.

Financing Activities

     Net cash used in financing activities was $113.6 million in fiscal year 2018 as compared to $27.4 million in fiscal year 2017. The $86.2 million change was due to higher distributions to members in fiscal year 2018 compared to fiscal year 2017.

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

     All of the $5 million revolving credit commitment was available as of December 29, 2018. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.

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

Cash Payment Obligations

     The following table describes the cash payment obligations as of December 29, 2018 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2019 (Year 1)	2020 (Year 2)	2021 (Year 3)	2022 (Year 4)	2023 (Year 5)	After Year 5
Revolving credit facility	$-	$-	$-	$-	$-	$-	$-
Interest on long-term debt	$-	$-	$-	$-	$-	$-	$-
Non-competition payments(1)	$2,901	$846	$848	$850	$357	$-	$-
Operating leases	$366	$57	$58	$59	$60	$61	$71
Total	$3,267	$903	$906	$909	$417	$61	$71

(1) Reflects payments to be made to current and former Chief Executive Officer's pursuant to their employment agreements.

Off-Balance Sheet Arrangements

     As of December 30, 2017, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

     We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2018 and 2017. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 29, 2018, the Company did not have any outstanding debt.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.     CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 29, 2018, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires in
Name	Age	Positions and Offices with Registrant	March of FY

Mark R. Gardiner	58	Chairman of the Board	2020
Joe M. Morgan	67	Vice Chairman of the Board	2020
Jerry L. Bohn	69	Secretary	2019
Wayne L. Carpenter	57	Director	2019
John M. Freund	51	Director	2020
Rex W. McCloy	64	Director	2021
Jeff H. Sternberger	58	Director	2021
Stanley D. Linville	60	Chief Executive Officer	—
Scott J. Miller	54	Chief Financial Officer	—
Danielle D. Imel	43	Treasurer	—

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

     Jerry L. Bohn. Mr. Bohn is a board member and owner of Pratt Feeders. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn has also served on the NCBA’s Executive Committee, chairman of NCBA’s Live Cattle Marketing, and NCBA’s Policy Committee, serving as Chair in 2018 and Vice-Chair in 2017. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

     Rex W. McCloy. Mr. McCloy has over 40 years of experience in the cattle business and is manager and part-owner of McLeod Farms Inc., a family-owned business involved in farming and ranching in the Texas Panhandle. Mr. McCloy is a member of the National Cattlemen’s Beef Association, the Texas Cattle Feeder's Association (TCFA) and the Texas Southwestern Cattle Raisers Association. He is a past Board member and marketing committee chairman of TCFA. In addition, he is a former member of U.S. Premium Beef’s Nominating Committee. Mr. McCloy holds a Bachelor’s degree in Agricultural Economics from Texas Tech University. Mr. McCloy has served as a member of the Company’s board since 2005. Mr. McCloy is a former board member of the Hutchinson County Hospital District and is presently on the Board of Managers at Adobe Walls Cotton Gin. As a member of USPB’s board of directors, Mr. McCloy and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Fiscal Year 2018 Executive Compensation Elements

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

     On December 21, 2015, USPB entered into an employment agreement with Mr. Linville (2016 Employment Agreement), which became effective on January 1, 2016. The 2016 Employment Agreement provides for Mr. Linville to serve as USPB’s CEO for a term that started on January 1, 2016 and expires on December 29, 2018. The 2016 Employment Agreement provides for Mr. Linville to receive an annual base salary of $300,000.

     On December 14, 2018, USPB entered into an amended employment agreement with Mr. Linville (2019 Employment Agreement), which became effective on December 30, 2018. The 2019 Employment Agreement provides for Mr. Linville to serve as USPB’s CEO for a term that started on December 30, 2018 and expires on December 25, 2021. The 2019 Employment Agreement provides for Mr. Linville to receive an annual base salary of $330,000.

Annual Cash Incentive/Bonuses

     Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

     Under the terms of the 2016 Employment Agreement, if Mr. Linville is employed by USPB on the last day of any fiscal year, (except as otherwise provided in the agreement) during the term of the 2016 Employment Agreement, he shall be paid annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2016 Employment Agreement.

     Under the terms of the CEO’s 2019 Employment Agreement, if Mr. Linville is employed by USPB on the last day of any fiscal year, he shall be paid an annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2019 Employment Agreement.

     For fiscal year 2018, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2018 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Long-term Incentive

     Mr. Linville is eligible for a long-term incentive compensation under the 2016 Employment Agreement. If he is employed by USPB on December 29, 2018, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from January 1, 2016 to December 29, 2018 exceed $75,000,000 (Long-Term Incentive). The 2016 Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive cash bonuses.

     Mr. Linville is eligible for a long-term incentive compensation under the 2019 Employment Agreement. If he is employed by USPB on December 25, 2021, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from December 30, 2018 to December 25, 2021 exceed $75,000,000 (Long-Term Incentive). The 2019 Employment Agreement provides for a cumulative annual cap of $495,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive cash bonuses.

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

Equity Compensation

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class B phantom units remained outstanding at December 28, 2018, all of which were fully vested.

     In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units were fully vested and remain outstanding.

Employment Agreements

     With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement

     On December 21, 2015, USPB entered into the 2016 Employment Agreement with Mr. Linville, which became effective on January 1, 2016 and expires on December 29, 2018, subject to earlier termination as provided in the agreement.

     Mr. Linville’s annual base salary is $300,000. Mr. Linville will be eligible for an annual incentive compensation payment based on the financial performance of USPB and the benefits received by USPB’s unitholders; that incentive compensation will only be paid to Mr. Linville after certain levels of benefits have been achieved. Under the terms of the 2016 Employment Agreement, if Mr. Linville is employed by USPB on the last day of any employment year (except as otherwise provided in the agreement) during the term of the 2016 Employment Agreement, he shall be paid an Annual Incentive. If he is employed by USPB on December 29, 2018, he is to be paid Long-Term Incentive compensation. The 2016 Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

     The 2016 Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the 2016 Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through fiscal year 2018; payment of certain fringe benefits through fiscal year 2018; the annual incentive bonus for the year in which the termination occurs and each subsequent year through fiscal year 2018; the long-term incentive bonus that would have accrued had Mr. Linville been employed through fiscal year 2018; and the payment of the noncompetition compensation.

     On December 14, 2018, USPB entered into the 2019 Employment Agreement with Mr. Linville, which became effective on December 30, 2018 and expires on December 25, 2021, subject to earlier termination as provided in the agreement. The 2019 Employment Agreement provides for a $330,000 salary and annual and long-term cash bonuses. The 2019 Employment Agreement provides for a cumulative average annual cap of $495,000 for payments to Mr. Linville for annual and long-term cash bonuses.

     The 2019 Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the 2019 Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2021; payment of certain fringe benefits through employment year 2021; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2021; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2021; and the payment of the noncompetition compensation.

     As with Mr. Linville’s 2016 Employment Agreement, Mr. Linville, holds a total of 2,300 Class A and 2,300 Class B phantom units under his 2019 Employment Agreement.

Impact of Tax and Accounting Treatments

     We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.

Unit Ownership Guidelines

     USPB does not allow its named executive officers to own USPB’s Class A units. As of December 29 2018, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

     The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Mark Gardiner – Chairman
Joe Morgan
Jerry Bohn

Summary Compensation Table

     The table below sets forth information regarding compensation for our named executive officers for fiscal years 2018, 2017, and 2016. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive Plan		All Other
Name and Principal				Option Awards	Compensation		Compensation
Position	Period	Salary ($)	Bonus ($)	($)	($)		($)		Total ($)

Stanley D. Linville	FY 2018	308,477	-	-	452,372	(3)	225,011	(1)	985,860
Chief Executive Officer	FY 2017	305,172	-	-	450,000	(3)	62,554	(1)	817,726
	FY 2016	308,190	-	-	447,628	(3)	77,387	(1)	833,205

Scott J. Miller	FY 2018	188,246	-	-	271,950	(2)	166,532	(1)	626,728
Chief Financial Officer	FY 2017	188,246	-	-	245,006	(2)	39,933	(1)	473,185
	FY 2016	190,714	-	-	210,842	(2)	71,978	(1)	473,534

Danielle D. Imel	FY 2018	133,125	-	-	195,750	(2)	99,230	(1)	428,105
Treasurer	FY 2017	131,595	-	-	176,355	(2)	14,625	(1)	322,575
	FY 2016	132,964	-	-	151,764	(2)	58,727	(1)	343,455

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,000 and $214,011, respectively in fiscal year 2018; $10,800 and $51,754, respectively in fiscal year 2017; and $10,747 and $66,640, respectively in fiscal year 2016.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,000 and $155,532, respectively in fiscal year 2018; $10,800 and $29,133, repectively in fiscal year 2017; and $10,322 and $61,476, respectively in fiscal year 2016.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,000 and $88,230, respectively in fiscal year 2018; $8,705 and $5,920, respectively in fiscal year 2017 and $7,535 and $51,192, respectively in fiscal year 2016.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $450,000, $450,000, and $447,628 for fiscal years 2018, 2017, and 2016, respectively, and $2,372, $0, and $0 of long-term cash bonus for fiscal years 2018, 2017, and 2016, respectively. The Linville Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for annual and long-term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2018

     The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2018.

		Estimated Future Payouts under Non-Equity Incentive
				Plan Awards

Name and Principal Position	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Stanley D. Linville (2)	11/7/2018	$-	(3)		(3)	$1,485,000	(2)
Chief Executive Officer

Scott J. Miller	10/24/2018	$-		$219,836	(1)	$271,950
Chief Financial Officer

Danielle D. Imel	10/24/2018	$-		$158,239	(1)	$195,750
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2019. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2019 and will be paid out over a two-year period.

(2) On December 14, 2018, USPB entered into the 2019 Employment Agreement, effective December 30, 2018 through December 25, 2021, with Mr. Linville that provides for non-equity incentive plan awards of annual cash bonuses and long-term cash bonuses. The compensation provided to Mr. Linville in the form of annual cash and long-term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $495,000 per year averaged over the term.

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

Name	Bonus Formula

Stanley D. Linville	For fiscal year 2019: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits)
that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2019 Employment Agreement.

Scott J. Miller and	For fiscal year 2019: The executive’s proportionate share of the Management Bonus Pool, which is
Danielle D. Imel	(1) the audited fiscal year 2019 USPB earnings before tax plus USPB grid premiums during fiscal year 2019, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

     We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2018, 2017, and 2016. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End 2018

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

(1) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2018, the unexercised phantom units were fully vested, and therefore exercisable.
(2) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. At the end of fiscal year 2018,, the unexercised phantom units were fully vested and therefore fully exercisable.
(3) During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisified and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 29, 2018, all of which were fully vested.

Options Exercised

Option Awards
	Number of options	Value realized on
Name and Principal Position	acquired on exercise	exercise ($)

Stanley D. Linville	-	$-
Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

     We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2018. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

     Mr. Stanley D. Linville

2016 Employment Agreement

     If the 2016 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2018, his payment would be $300,000;
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
  Annual Incentive through the employment year in which the Deemed Termination Date occurs prorated for the last employment year based upon the period through the Deemed Termination Date;
  Long-term Incentive that would have accrued if Mr. Linville had remained employed under the 2016 Employment Agreement through the Deemed Termination Date; and
  The 2016 Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

     If the 2016 Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

  Salary earned to the date of the termination; and
  Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

     If the 2016 Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

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
  The 2016 Employment Agreement provides for a cumulative annual cap of $450,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

     Where the 2016 Employment Agreement provides for post-termination noncompetition compensation, Mr. Linville will receive a monthly payment equal to the annual salary that would be paid to Mr. Linville under the 2016 Employment Agreement or his annual salary at the time of termination, whichever is greater, divided by twelve (12), which will be paid at normal salary payment intervals in effect for management personnel on the date of termination. USPB will also pay Mr. Linville certain fringe benefits provided to other employees of USPB, but excluding paid vacations, personal and sick days, allowances, telecommunications equipment or services, expense reimbursement (except on prior written approval), or 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination will be paid to CEO in equal monthly payments during the noncompetition period). In return for such payment, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him, within the United States of America, from participating through management or control or consult or employment of any beef packing or processing industry business or enterprise that competes with the business of USPB and its various affiliates. USPB may terminate the USPB noncompetition payments prior to the end of the twelve (12) month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the 2016 Employment Agreement.

2019 Employment Agreement

     If the 2019 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2019, his payment would be $330,000;
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
  Annual Incentive through the employment year in which the Deemed Termination Date occurs prorated for the last employment year based upon the period through the Deemed Termination Date;
  Long-term Incentive that would have accrued if Mr. Linville had remained employed under the 2019 Employment Agreement through the Deemed Termination Date; and
  The 2019 Employment Agreement provides for a cumulative annual cap of $495,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

     If the 2019 Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

  Salary earned to the date of the termination; and
  Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

     If the 2019 Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

  Salary and benefits through December 25, 2021;
  Payment of certain fringe benefits, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments) through December 25, 2021;
  Annual Incentive for the year in which the termination occurs and each subsequent year through employment year 2021;
  Long-Term Incentive that would have accrued had Mr. Linville had remained employed through employment year 2021; and
  The payment of the noncompetition compensation.
  The 2021 Employment Agreement provides for a cumulative annual cap of $495,000 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

     Where the 2019 Employment Agreement provides for post-termination noncompetition compensation, Mr. Linville will receive a monthly payment equal to the annual salary that would be paid to Mr. Linville under the 2019 Employment Agreement or his annual salary at the time of termination, whichever is greater, divided by twelve (12), which will be paid at normal salary payment intervals in effect for management personnel on the date of termination. USPB will also pay Mr. Linville certain fringe benefits provided to other employees of USPB, but excluding paid vacations, personal and sick days, allowances, telecommunications equipment or services, expense reimbursement (except on prior written approval), or 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination will be paid to CEO in equal monthly payments during the noncompetition period). In return for such payment, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him, within the United States of America, from participating through management or control or consult or employment of any beef packing or processing industry business or enterprise that competes with the business of USPB and its various affiliates. USPB may terminate the USPB noncompetition payments prior to the end of the twelve (12) month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the 2019 Employment Agreement.

Director Compensation Table

     Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings. We do not award any other type of compensation to our directors.

     The table below reflects compensation paid to each director during the fiscal year 2018.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	3,500
Joe M. Morgan	2,750
Jerry L. Bohn	3,250
Wayne L. Carpenter	2,750
John M. Freund	2,750
Rex W. McCloy	3,250
Jeff H. Sternberger	2,750

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

● Median employee total annual compensation for 2018	$278,185
● Stanley D. Linville total annual compensation for 2018	$758,477
● Ratio of Stanley D. Linville to Median employee compensation	2.7 : 1.0

     In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 29, 2018. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of February 23, 2019 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and
ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and
ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

     The following table furnishes information, as of February 23, 2019, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 26, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number(1)	Percentage(1)	Number(1)	Percentage(1)
Jeff H. Sternberger(2)	40,770	5.5%	40,770	5.4%
Jerry L. Bohn (3)	35,867	4.9%	31,617	4.2%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	16,085	2.2%	13,085	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Stanley D. Linville	-	0.0%	-	0.0%
Scott J. Miller	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors, Nominees, and Executive Officers as a group (10 persons)(9)	137,175	18.6%	114,662	15.2%

(1)	Represents the percentage of Class A unit s and the percentage of Class B units beneficially held by t he named party.
(2)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and
ii) 2,000 Class A and Class B unit s held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
(3)	Includes i) 35,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is an owner and Board Member.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B unit s held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(7)	Includes i) 3,000 Class A and Class B unit s held by the Mark Gardiner Revocable T rust, and ii) 100 Class A and Class B units held by
Gardiner Angus Ranch, Inc., all of which Mr. Gardiner has sole voting power.
(8)	Includes 2,225 Class A and Class B units held by t he John Freund, over which Mr. Freund has sole voting power.
(9)	Reflects unit ownership by all seven directors, the nominees to the board, and the named executive officers of USPB.

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

Certain Arrangements with Holders of NBP’s Membership Interests

     Simultaneous with the closing of the Leucadia Transaction, all of the holders of NBP’s membership interests entered into a limited liability company agreement that provides for, among other things, election of its board of managers, the powers of its board of managers and its officers, approval rights for certain of its equity holders, restrictions and rights related to the transfer, sale or purchase of its membership interests, and preemptive and repurchase rights.

Transactions with NBP

     On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP shall purchase through USPB from its members, and USPB shall cause to be sold and delivered from its members to NBP, on an annual basis, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2018, 2017, and 2016, USPB and NBP agreed to increase the number of cattle that USPB’s members could deliver during USPB’s delivery year by up to 10%. During fiscal years 2018, 2017, and 2016, USPB’s members and associates provided approximately 25%, 24%, and 27%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which shall at all times be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 30, 2022, with automatic one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. NBP also purchased additional cattle from certain USPB unitholders and associates outside of the cattle supply agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     PricewaterhouseCoopers, an independent registered public accounting firm, served as our auditors for the review of the quarterly report on Form 10-Q for the period ended March 25, 2017. Deloitte and Touche LLP, an independent registered public accounting firm, was engaged in April 2017 and served as our auditors for the review of the quarterly report on Form 10-Q for the periods ended June 24, 2017 and September 30, 2017, as our auditor for the fiscal year ended December 30, 2017, and for the review of the quarterly report on Form 10-Q for the period ended March 31, 2018. Grant Thornton LLP an independent registered public accounting firm, was engaged in June 2018 and served as our auditors for the review of the quarterly report on Form 10-Q for the periods ended June 30, 2018 and September 29, 2018, and as our auditor for the fiscal year ended December 29, 2018 (thousands of dollars).

	December 29, 2018	December 30, 2017
Audit Fees	$149	$115
Audit Related Fees	33	-
Tax Fees (1)	273	237
All Other Fees	-	-
Total	$455	$352

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

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The financial statements filed as part of this report at Item 8 are listed in the Index to the Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

3.3	Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of February 28, 2019.

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(b)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.01 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)

Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

35

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

10.5(g)	Amended and Restated Revolving Term Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(f)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.6(g)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
36
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 13, 2019

* * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville
Chief Executive Officer
Stanley D. Linville	(Principal Executive Officer)	March 13, 2019

/s/ Scott J. Miller
Chief Financial Officer
Scott J. Miller	(Principal Financial and Accounting Officer)	March 13, 2019

/s/ Mark R. Gardiner
Chairman of the Board
Mark R. Gardiner		March 13, 2019

/s/ Joe M. Morgan
Vice Chairman of the Board
Joe M. Morgan		March 13, 2019

/s/ Jerry L. Bohn
Secretary
Jerry L. Bohn		March 13, 2019

/s/ Wayne L. Carpenter
Director
Wayne L. Carpenter		March 13, 2019

/s/ John M. Freund
Director
John M. Freund		March 13, 2019

/s/ Rex W. McCloy
Director
Rex W. McCloy		March 13, 2019

/s/ Jeff H. Sternberger
Director
Jeff H. Sternberger		March 13, 2019

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP	F-2

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	F-3

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers, LLP	F-4

Balance Sheets at December 29, 2018 and December 30, 2017	F-5

Statements of Operations for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	F-6

Statements of Capital Shares and Equities for the years ended December 29, 2018, December30, 2017, and December 31, 2016	F-6

Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	F-7

Notes to Financial Statements	F-8

National Beef Packing Company, LLC Consolidated Balance Sheets at December 29, 2018    and December 30, 2017 and Consolidated Statements of Operations, Comprehensive (Loss)    Income, Cash Flows and Members’ Capital for years ended December 29, 2018, December 30, 2017, and December 31, 2016 and Notes to Consolidated Financial Statements

F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of U.S. Premium Beef, LLC:

Opinion on the financial statements

We have audited the accompanying balance sheet of U.S. Premium Beef, LLC (a Delaware limited liability company) (the “Company”) as of December 29, 2018, the related statements of operations, capital shares and equities, and cash flows for the year ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018, and the results of its operations and its cash flows for the year ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Kansas City, Missouri

March 13, 2019

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

/s/Deloitte & Touche, LLP
Kansas City, Missouri

March 14, 2018

We began serving as the Company’s auditor in 2017. In 2018, we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners U.S. Premium Beef, LLC:

In our opinion, the accompanying statements of operations, capital shares and equities and cash flows present fairly, in all material respects, the results of U.S. Premium Beef, LLC’s operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 9, 2017

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	December 29, 2018	December 30, 2017

Current assets:
Cash and cash equivalents	$88,411	$119,074
Due from affiliates	21	137
Other current assets	27	35
Total current assets	88,459	119,246
Property, plant, and equipment, at cost	200	223
Less accumulated depreciation	183	201
Net property, plant, and equipment	17	22
Investment in National Beef Packing Company, LLC	143,361	140,030
Other assets	69	103
Total assets	$231,906	$259,401

Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$12	$58
Due to affiliates	44	388
Accrued compensation and benefits	2,158	2,250
Other accrued expenses and liabilities	515	284
Distributions payable	5,687	28,328
Total current liabilities	8,416	31,308
Long-term liabilities:
Other liabilities	3,734	3,946
Total long-term liabilities	3,734	3,946
Total liabilities	12,150	35,254

Commitments and contingencies	-	-

Capital shares and equities:
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	219,756	224,147
Total capital shares and equities	219,756	224,147
Total liabilities and capital shares and equities	$231,906	$259,401

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	4,476	4,008	3,621
Depreciation and amortization	12	13	13
Total costs and expenses	4,488	4,021	3,634
Operating loss	(4,488)	(4,021)	(3,634)
Other income (expense):
Interest income	1,073	321	48
Interest expense	(15)	(13)	(13)
Equity in income of National Beef Packing Company, LLC	89,610	61,056	49,267
Other, net	408	138	700
Total other income	91,076	61,502	50,002
Net income	$86,588	$57,481	$46,368

Income per unit:
Basic and diluted
Class A units	$11.77	$7.82	$6.31
Class B units	$103.16	$68.49	$55.24

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC Statements of Capital Shares and Equities (thousands of dollars)
Members'
capital
Balance at December 26, 2015	$211,770
Net income for the year ended December 31, 2016	46,368
Member distribution	(36,943)
Balance at December 31, 2016	$221,195
Net income for the year ended December 30, 2017	57,481
Member distributions	(54,529)
Balance at December 30, 2017	$224,147
Net income for the year ended December 29, 2018	86,588
Member distributions	(90,979)
Balance at December 29, 2018	$219,756
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016

Cash flows from operating activities:
Net income	$86,588	$57,481	$46,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	13	13
Equity in net income of National Beef Packing Company, LLC	(89,610)	(61,056)	(49,267)
Distributions from National Beef Packing Company, LLC	68,023	33,531	10,923
Changes in assets and liabilities:
Due from affiliates	116	(89)	89
Other assets	42	34	32
Accounts payable	(46)	(8)	52
Due to affiliates	(344)	351	37
Accrued compensation and benefits	(304)	33	(21)
Other accrued expenses and liabilities	231	31	74
Net cash provided by operating activities	64,708	30,321	8,300
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(7)	-	-
Distributions from National Beef Packing Company, LLC	18,256	30,942	27,525
Net cash provided by investing activities	18,249	30,942	27,525
Cash flows from financing activities:
Member distributions	(113,620)	(27,419)	(35,815)
Net cash used in financing activities	(113,620)	(27,419)	(35,815)
Net (decrease) increase in cash	(30,663)	33,844	10
Cash and cash equivalents at beginning of period	119,074	85,230	85,220
Cash and cash equivalents at end of period	$88,411	$119,074	$85,230
Supplemental cash disclosures:
Cash paid during the period for interest	$13	$13	$13
Supplemental noncash disclosures of financing activities:
Distributions payable	$5,867	$-	$-

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

NOTE 2.    Basis of Presentation and Accounting Policies

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
Notes to Financial Statements

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

     For fiscal years 2018 and 2017, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a market based approach, and resulted in a fair value that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 29, 2018 and December 30, 2017.

     USPB presents the distributions received from its equity method investee within the Statement of Cash Flows in accordance with ASU 2016-15-Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments, under the cumulative earnings approach.

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

     A summary of cost and accumulated depreciation for property, plant, and equipment as of December 29, 2018 and December 30, 2017 follows (thousands of dollars):

	December 29, 2018	December 30, 2017
Machinery and equipment	$24	$24
Furniture and fixtures	147	140
Trailers and automotive equipment	29	59
Total property, plant, and equipment, at cost	200	223
Accumulated depreciation	183	201
Property, plant, and equipment, net	$17	$22

     Depreciation expense was immaterial for fiscal years ended December 29, 2018 and December 30, 2017.

New Accounting Standard

     In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases. The new standard requires the recognition of all leases that are longer than one year on the balance sheet, which will result in the recognition of a right-of-use asset and a corresponding lease liability. The right-of-use asset and lease liability will be measured initially using the present value of the remaining lease payments. The new standard is effective for annual and interim periods beginning after December 15, 2018. The new guidance will not have a material impact on our financial statements.

     In terms of practical expedients, USPB accepts:

  Its original determination of whether a contract contained a lease.
  That a subsequent review of existing contracts is not necessary.

U.S. Premium Beef, LLC
Notes to Financial Statements

  That USPB does not have to reassess the initial direct costs assigned to leases under previous leasing guidance as USPB did not occur any initial direct costs for the leases subject to previous leasing guidance.

Distributions Payable

     USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued that have not cleared are included in distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable totaled $5.7 million and $28.3 million as of December 29, 2018 and December 30, 2017, respectively.

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

Noncompetition Payments

     The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2018 and 2017, the former CEO was paid $844,938 and $853,263, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $845,000 per year during calendar years 2019 through 2021.

     The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve month period following his termination of employment with USPB.

     As of December 29, 2018 and December 30, 2017, the Company had accrued $2.7 million and $3.4 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet.

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

     U.S. Premium Beef, LLC
Notes to Financial Statements

Income Per Unit Calculation	52 weeks ended	52 weeks ended	53 weeks ended
(thousands of dollars, except unit and per unit data)	December 29, 2018	December 30, 2017	December 31, 2016

Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$8,659	$5,748	$4,637
Class B	$77,929	$51,733	$41,731

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$11.77	$7.82	$6.31
Class B	$103.16	$68.49	$55.24

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

     All of the $5 million revolving credit commitment was available as of December 29, 2018. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at December 29, 2018.

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

     The Company was in compliance with the Master Loan Agreement’s Net Worth covenant as of December 29, 2018.

    (b)    Capital and Operating Leases

     USPB leases its office space in Kansas City, Missouri and Dodge City Kansas. Lease expense associated with operating leases was $0.1 million for fiscal years 2018, 2017, and 2016. USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4.    Employee Options and Benefit Plans

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units will be exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2018, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $0.6 million, $0.3 million, and $0.2 million was recognized in fiscal years 2018, 2017, and 2016, respectively.

U.S. Premium Beef, LLC
Notes to Financial Statements

     On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. The phantom units became fully vested in January 2018. Compensation expense of $0.2 million, $0.1 million and $0.0 million was recognized in fiscal years 2018, 2017, and 2016, respectively.

     The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.0 million for fiscal years 2018, 2017, and 2016, respectively.

NOTE 5.    Other Income

     Other non-operating income, net was $0.4 million, $0.1 million, and $0.7 million, for fiscal years 2018, 2017, and 2016, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6.    Income Taxes

      USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes are generally immaterial, and the current provision in tax years 2018, 2017, and 2016 was $0.0 million.

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

     On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its members, and USPB is required to cause to be sold and delivered from its members to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The cattle supply agreement extends through December 30, 2022, with automatic, but optional one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date. Neither party provided sixty day notice prior to December 29, 2018, the current year annual anniversary date. NBP also purchased additional cattle from certain USPB members and associates outside of the cattle supply agreement.

U.S. Premium Beef, LLC
Notes to Financial Statements

     USPB facilitates the delivery of cattle owned by its unitholders and associates to NBP. During fiscal years 2018, 2017, and 2016, USPB’s members and associates provided approximately 25%, 24%, and 27%, respectively, of NBP’s total cattle requirements.

     At December 29, 2018 and December 30, 2017, the Company had receivables from unitholders and associates in the amount of $0.0 million and $0.1 million, respectively.

     At December 29, 2018 and December 30, 2017, the Company had payables to unitholders and associates in the amount of $5.7 million and $28.7 million, respectively.

NOTE 8.    Legal Proceedings

     As of December 29, 2018, USPB was not a party to any lawsuit or claim arising out of the operation of its business.

NOTE 9.    Quarterly Results (Unaudited)

     Selected quarterly financial data for fiscal years 2018 and 2017 are set forth below (dollars in thousands, except per unit data):

		Operating	Net	Basic and Diluted Earnings Per
	Net Sales	Loss	Income	Class A Unit	Class B Unit
2018 quarterly results:
March 31, 2018	$-	$(1,445)	$9,201	$1.25	$10.96
June 30, 2018	-	(1,092)	27,788	$3.78	$33.11
September 29, 2018	-	(816)	28,928	$3.93	$34.47
December 29, 2018	-	(1,135)	20,671	$2.81	$24.63
	$-	$(4,488)	$86,588

2017 quarterly results:
March 25, 2017	$-	$(1,067)	$7,576	$1.03	$9.03
June 24, 2017	-	(840)	10,954	$1.49	$13.05
September 30, 2017	-	(862)	25,501	$3.47	$30.38
December 30, 2017	-	(1,252)	13,450	$1.83	$16.02
	$-	$(4,021)	$57,481

NOTE 10.    Subsequent Events

     On March 11, 2019, USPB and the other members of NBP entered into an agreement to acquire 100% of the ownership interests in Iowa Premium, LLC.  USPB' s proportionate share of the Purchase Price is approximately $22.6 million, which will be funded by a distribution by NBP to USPB.  Once the purchase of Iowa Premium, LLC is closed, USPB and the other members of NBP will subsequently transfer their respective ownership interests in Iowa Premium, LLC to NBP in the form of a capital contribution.  Closing the transaction is subject to customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

     USPB evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2019, the date the financial statements were available for issuance.

NATIONAL BEEF PACKING COMPANY, LLC

INDEPENDENT AUDITORS’ REPORT

Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheet as of December 29, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital, for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 29, 2018, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Kansas City, Missouri

March 13, 2019

INDEPENDENT AUDITORS’ REPORT

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC and its subsidiaries (the "Company"), which comprise the consolidated balance sheet as of December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), members’ capital, and cash flows for the fiscal year then ended, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and its subsidiaries as of December 30, 2017, and the results of their operations and their cash flows for the fiscal year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Kansas City, Missouri

March 14, 2018

We began serving as the Company’s auditor in 2017. In 2018, we became the predecessor auditor.

Report of Independent Auditors

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, and its subsidiaries, which comprise the consolidated statement of operations, cash flows, members’ capital, and comprehensive income (loss) for the year ended December 31, 2016.

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

Auditors’ Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Beef Packing Company, LLC and its subsidiaries for the year ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri

March 9, 2017, except as to the revision of the statement of cash flows described in Note 2, which is dated March 14, 2018.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Balance Sheets
(thousands of dollars)

Assets	December 29, 2018	December 30, 2017
Current assets:
Cash and cash equivalents	$46,746	$18,516
Accounts receivable, less allowance for returns and doubtful accounts of $2,584
and $4,211, respectively	215,318	186,837
Due from affiliates	803	786
Other receivables	4,718	9,302
Inventories	246,687	261,302
Other current assets	19,577	15,537
Total current assets	533,849	492,280
Property, plant, and equipment, at cost
Land and improvements	26,920	20,378
Buildings and improvements	214,586	182,100
Machinery and equipment	428,298	360,974
Trailers and automotive equipment	2,544	2,626
Furniture and fixtures	12,854	12,052
Construction in progress	59,540	71,934
	744,742	650,064
Less accumulated depreciation	305,369	248,917
Net property, plant, and equipment	439,373	401,147
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $316,782 and $271,519, respectively	494,286	539,549
Other assets	19,581	13,792
Total assets	$1,502,080	$1,461,759
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$18,198	$13,247
Cattle purchases payable	109,083	116,732
Accounts payable - trade	71,980	71,213
Due to affiliates	150	762
Accrued compensation and benefits	111,046	82,640
Accrued insurance	24,515	14,661
Other accrued expenses and liabilities	31,909	20,668
Total current liabilities	366,881	319,923
Long-term liabilities:
Long-term debt, excluding current installments	161,639	185,973
Other liabilities	22,273	26,655
Total long-term liabilities	183,912	212,628
Total liabilities	550,793	532,551
Commitments and contingencies
Members' capital
Members' capital	951,366	929,265
Accumulated other comprehensive loss	(79)	(57)
Total members' capital	951,287	929,208
Total liabilities and members' capital	$1,502,080	$1,461,759

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Operations
(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net sales	$7,487,272	$7,353,662	$7,021,902
Costs and expenses:
Cost of sales	6,701,222	6,764,057	6,513,767
Selling, general, and administrative	73,754	77,459	71,849
Depreciation and amortization	105,028	98,515	94,483
Total costs and expenses	6,880,004	6,940,031	6,680,099
Operating income	607,268	413,631	341,803
Other income (expense):
Interest income	314	339	166
Interest expense	(10,465)	(6,658)	(12,946)
Total other expense	(10,151)	(6,319)	(12,780)
Income before taxes	597,117	407,312	329,023
Income tax expense	2,607	2,238	2,166
Net income	594,510	405,074	326,857

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net income	$594,510	$405,074	$326,857
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	80	(14)
Comprehensive income	594,488	405,154	326,843

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC
Consolidated Statement of Members' Capital
(thousands of dollars)

		Accumulated
		Other
	Members'	Comprehensive
	Capital	(Loss) Income	Total
Balance at December 26, 2015	$880,155	$(123)	$880,032
Net income	326,857	-	326,857
Member contributions	(255,082)	-	(255,082)
Foreign currency translation adjustments	-	(14)	(14)
Balance at December 31, 2016	$951,930	$(137)	$951,793
Net income	405,074	-	405,074
Member distributions	(427,739)	-	(427,739)
Foreign currency translation adjustments	-	80	80
Balance at December 30, 2017	$929,265	$(57)	$929,208
Net income	591,510	-	591,510
Member distributions	(572,409)	-	(572,409)
Foreign currency translation adjustments	-	(22)	(22)
Balance at December 29, 2018	$948,366	$(79)	$948,287

See accompanying notes to consolidated financial statements.

National Beef Packing Company, LLC and Subsidiaries
Consolidated Statement of Cash Flows
(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016

Cash flows from operating activities:
Net income	$594,510	$405,074	$326,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,028	98,515	94,483
Provision for dobutful accounts	9,575	9,416	9,910
Deferred income tax provision	248	823	217
(Gain) on disposal of property, plant, and equipment	(960)	(1,144)	(98)
Amortization of debt issuance costs	722	766	692
Changes in assets and liabilities:	-
Accounts receivable	(38,056)	(29,370)	26,847
Due from affiliates	(17)	132	(399)
Other receivables	4,584	(2,787)	2,432
Inventories	14,615	14,051	(40,018)
Other assets	(9,829)	(4,598)	(10,466)
Cattle purchases payable	(7,649)	24,460	20,761
Accounts payable	(1,851)	7,485	7,913
Due to affiliates	(612)	(251)	231
Accrued compensation and benefits	28,406	13,930	53,567
Accrued insurance	9,854	(10,381)	(6,580)
Other accrued expenses and liabilities	6,611	27,905	(2,491)
Net cash provided by operating activities	715,179	554,026	483,858
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(96,530)	(70,446)	(62,010)
Proceeds from sale of property, plant, and equipment	2,122	2,791	16,788
Net cash used in investing activities	(94,408)	(67,655)	(45,222)
Cash flows from financing activities:
Receipts under revolving credit lines	255,288	280,000	120,000
Payments under revolving credit lines	(290,288)	(200,000)	(241,961)
Repayments of term note payable	-	(17,500)	(35,000)
Receipts under reducing revolving credit lines	300,000	197,500	-
Payments under reducing revolving credit lines	(285,000)	(335,000)	-
Net repayments of other indebtedness/capital leases	(105)	(119)	(6,688)
Cash paid for financing costs	-	(2,769)	-
Member distributions	(572,409)	(427,739)	(255,082)
Net cash used in financing activities	(592,514)	(505,627)	(418,731)
Effect of exchange rate changes on cash	(27)	70	(16)
Net increase (decrease) in cash	28,230	(19,186)	19,889
Cash and cash equivalents at beginning of period	18,516	37,702	17,813
Cash and cash equivalents at end of period	$46,746	$18,516	$37,702
Supplemental cash disclosures:
Cash paid during the period for interest	$11,333	$6,512	$13,851
Cash paid during the period for taxes	$1,906	$792	$1,094
Supplemental noncash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$3,677	$-	$-
Assets acquired through capital lease	$147	$137	$305

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

     NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to NBP and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services for NBP. Kansas City Steak

Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas. As of December 29, 2018 and December 30, 2017, approximately 63% of our employees were represented by collective bargaining agreements. NBP makes certain contributions for the benefit of employees (see Note 6).

     On June 5, 2018, Marfrig Global Foods S.A (Marfrig) acquired a 51% interest in NBP from certain existing members for aggregate net cash consideration of approximately $969.0 million.

NOTE 2.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The 2016 and 2015 statement of cash flows have been revised to present borrowings and repayments under the revolving line of credit on a gross basis. This change in presentation does not affect previously reported cash flows (used in) provided by financing activities in the Consolidated Statements of Cash Flows. This reclassification does not impact net income.

Accounting Changes

     Except for the changes discussed below, NBP has consistently applied the accounting policies to all periods presented in the consolidated financial statements.

     Effective December 31, 2017, the beginning of NBP’s 2018 fiscal year, NBP adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). NBP adopted this standard, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, NBP did not restate the prior financial statements presented. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition”.

Fiscal Year

     NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2018 and 2017 were 52 week fiscal years while fiscal 2016 was a 53 week fiscal year. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

     The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (in thousands).

	Beginning			Ending
Period Ended	Balance	Provision	Charge Off	Balance

December 31, 2016	$(5,429)	$(9,910)	$11,395	$(3,944)
December 30, 2017	$(3,944)	$(9,416)	$9,149	$(4,211)
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)

Inventories

    Inventories consist primarily of beef and beef by-products and supplies, and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

    Inventories at December 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Dressed and boxed beef products	$181,032	$190,103
Beef by-products	35,789	42,256
Supplies and other	29,866	28,943
Total Inventory	$246,687	$261,302

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

     Depreciation expense was $59.8 million, $53.3 million, and $49.2 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 respectively.

     Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations as incurred.

     NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.9 million, $1.0 million, and $0.5 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

      NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2018 or 2017.

Goodwill and Other Intangible Assets

     ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. NBP evaluates goodwill annually for impairment at the end of December this test involves comparing the fair value of a reporting unit to the reporting unit’s book value to determine if any impairment exists. Fair values are based on valuation techniques NBP believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. NBP calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on NBP’s goodwill the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded. Adverse market or economic events could result in impairment charges in future periods.

    The amounts of goodwill are as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Beginning balance	$14,991	$14,991
Fair value adjustments	-	-
Ending balance	$14,991	$14,991

     ASC 360, Impairment and Disposal of Long-Lived Assets, provides that NPB evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, NBP groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2018 or 2017 related to NBP’s intangible assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

    The amounts of other intangible assets are as follows (amounts in thousands):

		December 29, 2018
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$158,095
Tradenames	20	260,108	91,093
Cattle supply contracts	15	143,600	67,013
Other	10	830	581
	18	$811,068	$316,782

Total intangible assets		$811,068	$316,782

		December 30, 2017
	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization
Intangible assets subject to amortization:
Customer Relationships	18	$406,530	$135,510
Tradenames	20	260,108	78,071
Cattle supply contracts	15	143,600	57,440
Other	10	830	498
	18	$811,068	$271,519

Total intangible assets		$811,068	$271,519

     For the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 NBP recognized $45.3 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of December 29, 2018, for each of the next five years and thereafter:

Estimated amortization expense for fiscal years ended:
2019	$45,245
2020	45,245
2021	45,245
2022	45,162
2023	45,159
Thereafter	268,230
Total	$494,286

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

Income Taxes

     The provision for income taxes is computed on a separate legal entity basis. Accordingly, as NBP is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of NBP. To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of NBP. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2018, 2017, 2016 and 2015.

Fair Value of Financial Instruments

     The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 29, 2018 and December 30, 2017, as substantially all debt carries variable interest rates.

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

Advertising

     Advertising expenses are charged to operations in the period incurred and were $16.2 million, $20.8 million and $19.2 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016.

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

NOTE 3.    REVENUE RECOGNITION

     NBP recognizes revenue mainly through retail, foodservice, international, and other distribution channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. NBP recognizes revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. NBP’s contracts are generally less than one year, therefore NBP has elected this practical expedient and have recognized costs paid to obtain contracts as expense when incurred. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.

     Revenue is measured by the transaction price, which is defined as the amount of consideration NBP expects to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts NPB expects to pay. NBP bases these estimates on current performance, historical utilization, and projected redemption rates of each program. NPB reviews and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year.

     Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, NBP does not grant payment financing terms greater than one year.

Disaggregated Revenue

     Revenue has been disaggregated into the categories below to show how economic factors affect the nature, amount, timing and uncertainty of revenue and cash flows. The following table further disaggregates our sales to customers by major revenue stream (in thousands):

December 29, 2018
Beef, Pork, and Beef By-products	$7,617,890
Other	$229,931
Intercompany	$(360,549)
Net Sales	$7,487,272

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Contract Balances

     Nearly all of NBP’s contracts with its customers are short-term, defined as less than one year. NBP receives payment from customers based on terms established with the customer. Payments are typically due within seven days of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. NBP, which ships internationally requires certain customers to pay in advance to avoid collection risk. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract.

    Changes in the contract liability balances during 2018 are as follows (in thousands):

	December 29, 2018	December 31, 2017	Change

Contract Liabilities	$15,096	$20,904	$(5,808)

     Substantially all of the revenue was recognized in 2018 related to the prior year contract liability. NBP expects to recognize substantially all of the current year liability in 2019.

NOTE 4.    NEW ACCOUNTING PRONOUNCEMENTS

     In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. The provisions of the new guidance will be effective as of the beginning of NBP 2019 fiscal year. NBP will adopt the new standard as of December 30, 2018, the beginning of its 2019 fiscal year and recognize and measure leases at the beginning of the period of adoption. NBP will elect the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. NBP will make an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Consolidated Statement of Income on a straight-line basis over the lease term. NBP has implemented a system solution for administering its leases and facilitating compliance with the new guidance. Adoption of the standard is expected to result in an approximate $75 million increase in operating lease right of use assets and liabilitites on NBP’s Consolidated Balance Sheet. However, NBP does not believe the standard will have a material impact on its Consolidated Statement of Operations.

     In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of NBP’s 2020 fiscal year. Early adoption is permitted after NBP’s 2018 fiscal year. NBP is currently evaluating the impact of the new guidance on its financial statements and has not yet selected an adoption date.

     In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The new guidance will be effective as of NBP’s 2020 fiscal year with early adoption permitted. NBP is currently evaluating the impact of the new guidance on its financial statements and have not yet selected an adoption date.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

NOTE 5.      LONG-TERM DEBT AND LOAN AGREEMENTS

     NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 29, 2018 and December 30, 2017, debt consisted of the following:

	December 29, 2018	December 30, 2017
Short-term debt:
Current portion of term loan facility (a)	$-	$-
Reducing revolver credit facility (a)	18,750	13,750
Current portion of loan costs (c)	(723)	(724)
Current portion of capital lease obligations (d)	171	221
	$18,198	$13,247

Long-term debt:
Reducing revolver credit facility (a)	$116,250	$106,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	45,000	80,000
Long-term portion of loan costs (c)	(1,746)	(2,468)
Long-term capital lease obligations (d)	135	191
	$161,639	$185,973
Total debt	$179,837	$199,220

     (a) Senior Credit Facilities - In June 2017, NBP entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022. In March 2018, NBP amended the Debt Agreement to include a $375.0 million reducing revolver loan and a $275.0 million revolving credit facility. The reducing revolver loan commitment decreases by approximately $18.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of NBP and its subsidiaries and includes customary covenants including a single financial covenant that requires NBP to maintain a minimum tangible net worth; at December 29, 2018, NBP was in compliance with the single financial covenant.

     At December 29, 2018, NBP’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $135.0 million and $45.0 million drawn on the revolving credit facility. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 3.0% depending upon certain financial ratios and the rate selected. At December 29, 2018, the interest rates on the outstanding reducing revolving loan and revolving credit facility were 4.1% and 4.2%, respectively.

     Borrowings under the reducing revolver loan and the revolving credit facility are available for NBP’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at December 29, 2018. Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. At December 29, 2018, after deducting outstanding amounts and issued letters of credit, $165.9 million of the unused revolving credit facility and $240.0 million of the reducing revolver commitment was available to NBP.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

     The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.9 million of industrial development revenue bonds on NBP’s behalf to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million. Of the four series of bonds, only the $1.0 million and $1.0 million due on demand or on February 1, 2029 and March 1, 2027, respectively remain outstanding. The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender. Because each series of bonds is backed by a letter of credit under our Debt Agreement, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.

     On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings. Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease. NBP purchased the City's bonds with proceeds of our term loan under the Debt Agreement. Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, NBP, effectively controls enforcement of the lease against ourselves. As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

     (c) Debt issuance costs — In June 2017, NBP incurred financing charges of approximately $2.8 million related to the Debt Agreement. The finance charges will be amortized over the life of the loan.

      Amortization of $0.7 million, $0.8 million, and $0.7 million was charged to interest expense during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. NBP had unamortized costs of $0.7 million and $0.7 million included in current installments of long-term debt on the consolidated balance sheets at December 29, 2018 and December 30, 2017, respectively, and unamortized costs of $1.7 million and $2.5 million included in long-term debt, excluding current installments on the consolidated balance sheets at December 29, 2018 and December 30, 2017, respectively.

     The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 29, 2018, are as follows:

Minimum
Principal
Maturities
Fiscal year ending December:
2019	$18,200
2020	18,122
2021	18,057
2022	123,458
2023	-
Thereafter	2,000
Total minimum principal maturities	$179,837

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

     (d) Capital and Operating Leases—NBP leases a variety of buildings and equipment, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at December 29, 2018, under capital leases are as follows:

Capital
Lease
Obligations
Fiscal year ending December:
2019	$171
2020	93
2021	42
2022	-
2023	-
Thereafter	-
Net minimum lease payments	$306
Less amount representing interest	(29)
Present value of net minimum lease payments	$277

     Future minimum lease payments required at December 29, 2018, under non-cancelable operating leases with terms exceeding one year, are as follows:

Non-cancelable
Operating Lease
Obligations
Fiscal year ending December:
2019	$20,530
2020	14,663
2021	11,886
2022	8,044
2023	4,891
Thereafter	3,364
Minimum lease payments	63,378
Less: Sublease income	(1,060)
Net minimum lease payments	$62,318

     Rent expense associated with operating leases (net of sublease rental income) was $24.5 million, $20.6 million and $18.9 million for fiscal years 2018, 2017 and 2016, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Other Commitments

     Utilities Commitment - Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, NBP committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2018, 2017, and 2016, respectively.

     Payments under the commitment will be $0.8 million in each of the fiscal years 2019 through 2023.

NOTE 6.    RETIREMENT PLANS

     NBP maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of NBP’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.5 million, $1.3 million, and $1.2 million for the fiscal years 2018, 2017 and 2016, respectively.

      During 2017, NBP bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from the UFCW Plan. As a result, NBP is required to make withdrawal payments into the fund over a 20-year period. NBP recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which is included in Cost of sales in the Consolidated Statements of Operations for the 52 week period ending December 20, 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.7 million and is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The long-term portion of the withdrawal liability is approximately $18.0 million and is included in Other liabilities on the Consolidated Balance Sheets.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

NOTE 7.    INCOME TAXES

    Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29,2018	December 30, 2017	December 31, 2016
Current provision:
Federal	$1,233	$764	$1,139
State	1,081	594	775
Foreign	45	57	35
Total current tax expense	2,359	1,415	1,949

Deferred provision:
Federal	200	707	184
State	48	116	33
Foreign	-	-	-
Total deferred tax expense	248	823	217
Total income tax expense	$2,607	$2,238	$2,166

     Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to to earnings before income taxes) as follows (in thousands):

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016
Computed “expected” income tax expense	$125,395	$142,559	$115,158
Passthrough “expected” income tax expense	(124,152)	(141,632)	(113,462)
State taxes, net of federal	1,129	710	815
Permanent differences	229	313	312
Rate Change	-	312	-
Other	6	(24)	(657)
Total income tax expense	$2,607	$2,238	$2,166

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2018 and December 30, 2017 are presented below:

	52 weeks ended	52 weeks ended
	December 29, 2018	December 30, 2017
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$18	$30
Intangible assets	41	57
Self-insurance and workers compensation accruals	822	802
Employee benefit accruals	174	168
Total gross deferred tax assets	1,055	1,057
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation	1,076	834
Other	65	61
Total gross deferred tax liabilities	1,141	895
Net deferred tax (liabilities) assets	$(86)	$162

     Net deferred tax liabilities at December 29, 2018 are included in the consolidated balance sheet as other liabilities. Net deferred tax assets at December 30, 2017 are included in the consolidated balance sheet as other current assets.

     Deferred tax assets relate to the operations of National Carriers.

     There were no valuation allowances provided for at December 29, 2018 and December 30, 2017. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in NBP’s Consolidated Financial Statements as of December 29, 2018 or December 30, 2017.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

NOTE 8.    RELATED PARTY TRANSACTIONS

     NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business.

     During fiscal years 2018, 2017, and 2016, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended	53 weeks ended
	December 29, 2018	December 30, 2017	December 31, 2016
Sales to:
Beef Products, Inc. (1)	$28,360	$31,672	$30,879
Total sales to affiliate	$28,360	$31,672	$30,879

Purchases from:
Beef Products, Inc. (1)	$127,500	$13,410	$14,850
Total purchases from affiliate	$127,500	$13,410	$14,850

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

     At December 29, 2018 and December 30, 2017, the amounts due from BPI for the sale of beef trimmings were approximately $0.8 million and $0.8 million, respectively. At December 29, 2018 and December 30, 2017, the amounts due to BPI for the purchase of processed lean beef were approximately $0.2 million and $0.3 million, respectively.

     In January 2007, NBP entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, NBP is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. NBP paid approximately $1.7 million during each of the fiscal years 2018, 2017 and 2016, to BPI in technology and support fees.

     NBP participates in a cattle supply agreement with US Premium Beef, a minority owner. Under this agreement NBP has agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of US Premium Beef, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 25% and 24% of its cattle requirements under this agreement during 2018 and 2017, respectively.

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

      The following table details the assets and liabilities measured at fair value on a recurring basis as of December 29, 2018, and December 30, 2017 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 29, 2018	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$571	$-	$571	$-
Other accrued expenses and liabilities - derivatives	$575	$566	$9	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	December 30, 2017	(Level 1)	(Level 2)	Inputs (Level 3)

Other current assets - derivatives	$2,880	$2,122	$758	$-
Other current assets - promissory note	$250	$-	$-	$250
Other assets - promissory note	$4,500	$-	$-	$4,500
Other accrued expenses and liabilities - derivatives	$2,100	$-	$2,100	$-

NOTE 10.    DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

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

     NBP enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 29, 2018 and December 30, 2017. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

     The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of December 29, 2018 and December 30, 2017 (in thousands of dollars:

December 29, 2018	Derivative Asset		Derivative Liability
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$571	liabilities	$575
Total		$571		$575

December 30, 2017	Derivative Asset		Derivative Liability

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

			Other accrued
	Other current		expenses and
Commodity contracts	assets	$2,880	liabilities	$2,100
Total		$2,880		$2,100

     The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (in thousands of dollars):

		Amount of Gain (Loss) Recognized in Income On Derivatives
Derivatives Not	Location of Gain (Loss)
Designated as	Recognized in Income on
Hedging Instruments	Derivatives	December 29, 2018	December 30, 2017	December 31, 2016

Commodity contracts	Net sales	$5,876	$6,046	$3,261
Commodity contracts	Cost of sales	4,936	(9,242)	1,185
Total		$10,812	$(3,196)	$4,446

NOTE 11.    LEGAL PROCEEDINGS AND CONTINGENCIES

     In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (the “Regional Board”) issued an administrative civil liability complaint to NBP’s wholly-owned subsidiary, National Beef California, L.P. (“NBC”). The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (the “WWTP”) pollutants that caused “pass through” or “interference” with the WWTP. The complaint was assessed a penalty of approximately $3.8 million. A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (the “State Board”) to take up the matter. In response, the State Board issued an administrative civil liability complaint against NBC in January 2016, which sought a penalty of $1.65 million. The State Board withdrew its complaint in February 2016 and indicated that it intended to refile the complaint at a later date, but has yet to do so. NBP believes it has meritorious defenses to the State Board complaint and intends to defend against the complaint vigorously. There can be no assurances, however, as to the outcome of this matter or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
Consolidated Financial Statements
Notes to Consolidated Financial Statements

NOTE 12.    SUBSEQUENT EVENTS

     On February 28, 2019, NBP acquired 100% of the ownership interests in Ohio Beef USA, LLC (Ohio Beef) from NBM US Holdings, Inc., a subsidiary of Marfrig, for $60 million. Ohio Beef is a fresh and frozen beef patty processor in North Baltimore, Ohio.

     NBP evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2019, the date the financial statements were available for issuance.