Form 10-K/A
period 2018-12-29
U. S. Premium Beef, LLC
filed 2019-04-04
CIK 1289237

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (Original Filing), filed with the U.S. Securities and Exchange Commission on March 13, 2019 (Original Filing Date).

The purpose of this Amendment No. 1 is to correct the National Beef Packing Company, LLC (National Beef) financial statements previously filed in Part IV, Item 15, as required by Regulation S-X, Rule 3-09. The National Beef Consolidated Statement of Members' Capital incorrectly presented net income (in thousands) of $591,510 vs the correct net income of $594,510. In addition, in Part IV, Item 15, Note 8, Related Party Transactions, incorrectly presented the purchases from Beef Products, Inc. in the current year information (in thousands) as $127,500 vs the correct purchases of $12,750. The consolidated financial statements of National Beef were correct as originally issued and have not been restated. The above errors were typographical errors that occurred when National Beef's financial statements and notes were re-typed in preparation for U.S. Premium Beef, LLC's financial reporting and Edgarization process.

In addition, ITEM 9A Controls and Procedures was amended related to management's conclusion that the disclosure controls and procedures were not effective solely due to the matters previously described above.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the other financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART II

ITEM 9A.            CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.

An evaluation was performed under the supervision and with the participation of management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 29, 2018, our disclosure controls and procedures were not effective solely due to the matters noted below.

The National Beef Packing Company, LLC (National Beef) financial statements previously filed in Part IV, Item 15, as required by Regulation S-X, Rule 3-09, contained typographical errors. The National Beef Consolidated Statement of Members' Capital incorrectly presented net income (in thousands) of $591,510 vs the correct net income of $594,510. In addition, in Part IV, Item 15, Note 8, Related Party Transactions, incorrectly presented the purchases from Beef Products, Inc. in the current year information (in thousands) as $127,500 vs the correct purchases of $12,750. The National Beef consolidated financial statements as originally issued and provided to U.S. Premium Beef, LLC were correct and have not been restated.  The typographical errors occurred when National Beef's financial statements and notes were incorporated into U.S. Premium Beef, LLC's 10-K filing.

Following the identification of the matters noted above the Company will implement controls designed to prevent these matters from occurring in the future if they operate effectively. Such controls will include adding check totals and a financial statement review process to include a detailed, line by line, review.

2

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and managers of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2018.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on the Company's processes and assessment, as described above, management has concluded that, as of December 29, 2018, the Company's internal control over financial reporting was effective.

This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The financial statements filed as part of this report at Item 8 are listed in the Index to the Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3
3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

3.3	Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of February 28, 2019 (incorporated herein by reference to Exhibit 3 to Form 10-K (File No. 333-115164) filed with the SEC on March 13, 2019.

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(b)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.01 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

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
4
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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Premium Beef, LLC

/s/ Stanley D. Linville

Name: Stanley D. Linville
Chief Executive Officer
(Principal Executive Officer)

Date: April 4, 2019

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville
Chief Executive Officer
Stanley D. Linville	(Principal Executive Officer)	April 4, 2019

/s/ Scott J. Miller
Chief Financial Officer
Scott J. Miller	(Principal Financial and Accounting Officer)	April 4, 2019

/s/ Mark R. Gardiner
Chairman of the Board
Mark R. Gardiner		April 4, 2019

/s/ Joe M. Morgan
Vice Chairman of the Board
Joe M. Morgan		April 4, 2019

/s/ Jerry L. Bohn
Secretary
Jerry L. Bohn		April 4, 2019

/s/ Wayne L. Carpenter
Director
Wayne L. Carpenter		April 4, 2019

/s/ John M. Freund
Director
John M. Freund		April 4, 2019

/s/ Rex W. McCloy
Director
Rex W. McCloy		April 4, 2019

/s/ Jeff H. Sternberger
Director
Jeff H. Sternberger		April 4, 2019

6

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP	F-2

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	F-3

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers, LLP	F-4

Balance Sheets at December 29, 2018 and December 30, 2017	F-5

Statements of Operations for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	F-6

Statements of Capital Shares and Equities for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	F-6

Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	F-7

Notes to Financial Statements	F-8

National Beef Packing Company, LLC Consolidated Balance Sheets at December 29, 2018 and December 30, 2017 and Consolidated Statements of Operations, Comprehensive (Loss) Income, Cash Flows and Members' Capital for years ended December 29, 2018, December 30, 2017, and December 31, 2016 and Notes to Consolidated Financial Statements

F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of U.S. Premium Beef, LLC:

Opinion on the financial statements

We have audited the accompanying balance sheet of U.S. Premium Beef, LLC (a Delaware limited liability company) (the "Company") as of December 29, 2018, the related statements of operations, capital shares and equities, and cash flows for the year ended December 29, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018, and the results of its operations and its cash flows for the year ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2018.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Deloitte & Touche LLP
Kansas City, Missouri

March 14, 2018

We began serving as the Company's auditor in 2017. In 2018, we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Owners

U.S. Premium Beef, LLC:

In our opinion, the accompanying statements of operations, capital shares and equities and cash flows present fairly, in all material respects, the results of U.S. Premium Beef, LLC's operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

U.S. PREMIUM BEEF, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1.       Description of Business

U.S. Premium Beef (USPB or the Company) was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long‑term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires.  USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB's unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia).  The Purchase Agreement provided for Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million.  The Leucadia Transaction closed on December 30, 2011.  Following the close, USPB owned 15.0729% of NBP's membership interests.

As a result of the sale to Leucadia, USPB's investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

Ownership Structure

As USPB is structured as a Limited Liability Company, its members are not personally liable for liabilities of USPB.  USPB's members are taxed on their proportionate share of USPB's taxable income.

Class A Units.  There are 735,385 Class A units outstanding.  Class A unitholders are allocated 10% of the Company's profits and losses.  Holders of USPB Class A units, committed under Uniform Cattle Delivery and Marketing Agreements, have the right and obligation to deliver one head of cattle to USPB annually for each unit held.

Class B Units.  There are 755,385 Class B units outstanding.  Class B unitholders are allocated 90% of the Company's profits and losses.  Holders of USPB Class B units have no cattle delivery commitment.

NOTE 2.       Basis of Presentation and Accounting Policies

Basis of Presentation

USPB's investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

Fiscal Year

The Company's fiscal year ends on the last Saturday in December.  The Company files annual reports for each 52 week or 53 week period ended on the last Saturday in December.

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

Investment in National Beef Packing Company, LLC

USPB's 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

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

  That a subsequent review of existing contracts is not necessary.

  That USPB does not have to reassess the initial direct costs assigned to leases under previous leasing guidance as USPB did not occur any initial direct costs for the leases subject to previous leasing guidance.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

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

Noncompetition Payments

The former CEO's employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction.  During fiscal years 2018 and 2017, the former CEO was paid $844,938 and $853,263, respectively, in noncompetition payments.  He will continue to receive noncompetition payments of approximately $845,000 per year during calendar years 2019 through 2021.

The current CEO's employment agreement provides for him to receive noncompetition payments for a twelve month period following his termination of employment with USPB.

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

NOTE 3.       Long‑Term Debt and Loan Agreements

(a)               Master Loan Agreement

On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011.  The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment.  The new commitment carries a term of three years, maturing on June 30, 2020. The Pledge Agreement provides CoBank with a first-priority security interest in USPB's membership interests in, and distributions from, NBP.

All of the $5 million revolving credit commitment was available as of December 29, 2018.  Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin.  The applicable margin over LIBOR was 200 bps at December 29, 2018.

On December 30, 2011, in connection with the closing of the transaction with Leucadia, the Company and CoBank entered into the Consent and First Amendment to Pledge Agreement and Security Agreement, by which CoBank agreed to (i) consent to the Membership Interest Sale and the PA Distribution, (ii) release its security interest in, and liens on, the Membership Interests being sold pursuant to the Membership Interest Sale, (iii) consent to the NBP Pledge and (iv) consent to the amendments and restatements of the NBP Operating Agreement and the PA Newco Operating Agreement. The NBP Pledge grants NBP a perfected security interest in and to USPB's membership interests in, and distributions from, NBP, subject only to the prior first priority security interest held by CoBank.

The Company was in compliance with the Master Loan Agreement's Net Worth covenant as of December 29, 2018.

(b)               Capital and Operating Leases

USPB leases its office space in Kansas City, Missouri and Dodge City Kansas.  Lease expense associated with operating leases was $0.1 million for fiscal years 2018, 2017, and 2016.  USPB expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NOTE 4.       Employee Options and Benefit Plans

In September 2010, USPB's Board of Directors approved a management phantom unit plan.   The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB.  USPB's CEO administers the phantom unit plan and awards "Phantom Units" (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB.  A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively.  The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan.  As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0.  As a result of the retirement of one of USPB's employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested.  One third of the retiring employee's vested phantom units will be exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement).  At the end of fiscal year 2018, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding.  The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $0.6 million, $0.3 million, and $0.2 million was recognized in fiscal years 2018, 2017, and 2016, respectively.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

On November 16, 2012, USPB's Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013.  The phantom units became fully vested in January 2018.  Compensation expense of $0.2 million, $0.1 million and $0.0 million was recognized in fiscal years 2018, 2017, and 2016, respectively.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company's non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.0 million for fiscal years 2018, 2017, and 2016, respectively.

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

NOTE 7.       Related Party Transactions

All of the Company's directors hold Class A units of the Company.  By virtue of their ownership of the units, each of these individuals is obligated to deliver cattle to the Company. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders of the Company for the delivery of their cattle.

On December 30, 2011, USPB entered into a new Cattle Purchase and Sale Agreement with NBP.  Per the terms and conditions of the Agreement, NBP is required to purchase through USPB from its members, and USPB is required to cause to be sold and delivered from its members to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year.  The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP's major competitors for the purchase of cattle.  NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party.  The cattle supply agreement extends through December 30, 2022, with automatic, but optional one year extensions on each December 30, unless either party provides a notice not to extend sixty days prior to the annual anniversary date.  Neither party provided sixty day notice prior to December 29, 2018, the current year annual anniversary date.  NBP also purchased additional cattle from certain USPB members and associates outside of the cattle supply agreement.

USPB facilitates the delivery of cattle owned by its unitholders and associates to NBP.  During fiscal years 2018, 2017, and 2016, USPB's members and associates provided approximately 25%, 24%, and 27%, respectively, of NBP's total cattle requirements.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

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

NOTE 10.      Subsequent Events

On March 11, 2019, USPB and the other members of NBP entered into an agreement to acquire 100% of the ownership interests in Iowa Premium, LLC.  USPB's proportionate share of the Purchase Price is approximately $22.6 million, which will be funded by a distribution by NBP to USPB.  Once the purchase of Iowa Premium, LLC is closed, USPB and the other members of NBP will subsequently transfer their respective ownership interests in Iowa Premium, LLC to NBP in the form of a capital contribution.  Closing the transaction is subject to customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

USPB evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2019, the date the financial statements were available for issuance.

NATIONAL BEEF PACKING COMPANY, LLC

INDEPENDENT AUDITORS' REPORT

Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheet as of December 29, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and members' capital, for the year then ended, and the related notes to the financial statements.

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

Auditors' Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

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

/s/ Grant Thornton LLP
Kansas City, Missouri

March 13, 2019

INDEPENDENT AUDITORS' REPORT

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC and its subsidiaries (the "Company"), which comprise the consolidated balance sheet as of December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), members' capital, and cash flows for the fiscal year then ended, and the related notes to the consolidated financial statements.

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

Auditors' Responsibility

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri

March 14, 2018

Report of Independent Auditors

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC, and its subsidiaries, which comprise the consolidated statement of operations, cash flows, members' capital, and comprehensive income (loss) for the year ended December 31, 2016.

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

Auditors' Responsibility

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$46,746	$18,516
Accounts receivable, less allowance for returns and doubtful accounts of $2,584 and $4,211 respectively	215,318	186,837
Due from affiliates	803	786
Other receivables	4,718	9,302
Inventories	246,687	261,302
Other current assets	19,577	15,537
Total current assets	533,849	492,280
Property, plant and equipment, at cost:
Land and improvements	26,920	20,378
Buildings and improvements	214,586	182,100
Machinery and equipment	428,298	360,974
Trailers and automotive equipment	2,544	2,626
Furniture and fixtures	12,854	12,052
Construction in progress	59,540	71,934
	744,742	650,064
Less accumulated depreciation	305,369	248,917
Net property, plant and equipment	439,373	401,147
Goodwill	14,991	14,991
Other intangibles, net of accumulated amortization of $316,782 and $271,519 respectively	494,286	539,549
Other assets	19,581	13,792
Total Assets	$1,502,080	$1,461,759
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$18,198	$13,247
Cattle purchases payable	109,083	116,732
Accounts payable - trade	71,980	71,213
Due to affiliates	150	762
Accrued compensation and benefits	111,046	82,640
Accrued insurance	24,515	14,661
Other accrued expenses and liabilities	31,909	20,668
Total current liabilities	366,881	319,923
Long-term debt, excluding current installments	161,639	185,973
Other liabilities	22,273	26,655
Total liabilities	550,793	532,551

Commitments and contingencies

Members' capital:
Members' capital	951,366	929,265
Accumulated other comprehensive loss	(79)	(57)
Total members' capital	951,287	929,208
Total Liabilities and Members' capital	$1,502,080	$1,461,759

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Net sales	$7,487,272	$7,353,662	$7,021,902
Costs and expenses:
Cost of sales	6,701,222	6,764,057	6,513,767
Selling, general and administrative	73,754	77,459	71,849
Depreciation and amortization	105,028	98,515	94,483
Total costs and expenses	6,880,004	6,940,031	6,680,099
Operating income	607,268	413,631	341,803
Other income (expense):
Interest income	314	339	166
Interest expense	(10,465)	(6,658)	(12,946)
Income before taxes	597,117	407,312	329,023
Income tax expense	2,607	2,238	2,166
Net income	$594,510	$405,074	$326,857

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Net income	$594,510	$405,074	$326,857
Other comprehensive income:
Foreign currency translation adjustments	(22)	80	(14)
Comprehensive income	$594,488	$405,154	$326,843

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Cash flows from operating activities:
Net income	$594,510	$405,074	$326,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,028	98,515	94,483
Provision for doubtful accounts	9,575	9,416	9,910
Deferred income tax provision	248	823	217
Gain on disposal of property, plant and equipment	(960)	(1,144)	(98)
Amortization of debt issuance costs	722	766	692
Change in assets and liabilities:
Accounts receivable	(38,056)	(29,370)	26,847
Due from affiliates	(17)	132	(399)
Other receivables	4,584	(2,787)	2,432
Inventories	14,615	14,051	(40,018)
Other assets	(9,829)	(4,598)	(10,466)
Cattle purchases payable	(7,649)	24,460	20,761
Accounts payable	(1,851)	7,485	7,913
Due to affiliates	(612)	(251)	231
Accrued compensation and benefits	28,406	13,930	53,567
Accrued insurance	9,854	(10,381)	(6,580)
Other accrued expenses and liabilities	6,611	27,905	(2,491)
Net cash provided by operating activities	715,179	554,026	483,858
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(96,530)	(70,446)	(62,010)
Proceeds from sale of property, plant and equipment	2,122	2,791	16,788
Net cash used in investing activities	(94,408)	(67,655)	(45,222)
Cash flows from financing activities:
Receipts under revolving credit lines	255,288	280,000	120,000
Payments under revolving credit lines	(290,288)	(200,000)	(241,961)
Repayments of term note payable	-	(17,500)	(35,000)
Receipts under reducing revolving credit lines	300,000	197,500	-
Payments under reducing revolving credit lines	(285,000)	(335,000)	-
Net repayments of other indebtedness/capital leases	(105)	(119)	(6,688)
Cash paid for financing costs	-	(2,769)	-
Member distributions	(572,409)	(427,739)	(255,082)
Net cash used in financing activities	(592,514)	(505,627)	(418,731)
Effect of exchange rate changes on cash	(27)	70	(16)
Net increase (decrease) in cash	28,230	(19,186)	19,889
Cash and cash equivalents at beginning of period	18,516	37,702	17,813
Cash and cash equivalents at end of period	$46,746	$18,516	$37,702
Supplemental disclosures:
Cash paid during the period for interest	$11,333	$6,512	$13,851
Cash paid during the period for taxes	$1,906	$792	$1,094
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$3,677	$-	$-
Assets acquired through capital lease	$147	$137	$305

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members' Capital

(in thousands)

	Members' Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 26, 2015	$880,155	$(123)	$880,032
Net income	326,857	-	326,857
Distributions	(255,082)	-	(255,082)
Foreign currency translation adjustments	-	(14)	(14)
Balance at December 31, 2016	$951,930	$(137)	$951,793
Net income	405,074	-	405,074
Distributions	(427,739)	-	(427,739)
Foreign currency translation adjustments	-	80	80
Balance at December 30, 2017	$929,265	$(57)	$929,208
Net income	594,510	-	594,510
Distributions	(572,409)	-	(572,409)
Foreign currency translation adjustments	-	(22)	(22)
Balance at December 29, 2018	$951,366	$(79)	$951,287

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Kansas City, Kansas.  National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.  National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services for the Company.  Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 29, 2018 and December 30, 2017, approximately 63% of our employees were represented by collective bargaining agreements.  The Company makes certain contributions for the benefit of employees (see Note 6).

On June 5, 2018, Marfrig Global Foods S.A (Marfrig) acquired a 51% interest in the Company from certain existing members for aggregate net cash consideration of approximately $969.0 million.

NOTE 2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The 2016 and 2015 statement of cash flows have been revised to present borrowings and repayments under the revolving line of credit on a gross basis. This change in presentation does not affect previously reported cash flows (used in) provided by financing activities in the Consolidated Statements of Cash Flows.  This reclassification does not impact net income.

Accounting Changes

Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements.

Effective December 31, 2017, the beginning of our 2018 fiscal year, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606").  We adopted this standard, using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional information regarding revenue recognition is included in "Note 3. Revenue Recognition."

Fiscal Year

The Company's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December.  Fiscal 2018 and 2017 were 52 week fiscal years while fiscal 2016 was a 53 week fiscal year.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

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

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is the Company's best estimate of the amount of probable returns and credit losses in the Company's existing accounts receivable.  The Company determines these allowances based on historical experience, customer conditions and management's judgments. Management considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectability.

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands).

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 31, 2016	$(5,429)	$(9,910)	$11,395	$(3,944)
December 30, 2017	$(3,944)	$(9,416)	$9,149	$(4,211)
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)

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

Depreciation expense was $59.8 million, $53.3 million and $49.2 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.9 million, $1.0 million and $0.5 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

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

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of a reporting unit to the reporting unit's book value to determine if any impairment exists.  Fair values are based on valuation techniques we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions.  The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate.  The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  As a result of the testing performed on the Company's goodwill the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded.  Adverse market or economic events could result in impairment charges in future periods.

The amounts of goodwill are as follows (amounts in thousands):

	December 29, 2018	December 30, 2017
Beginning balance	$14,991	$14,991
Adjustments	-	-
Ending balance	$14,991	$14,991

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.  When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group).  The determination of whether an asset group is recoverable is based on management's estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value.  If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value.  As a result of the review performed, no triggering events occurred during 2018 or 2017 related to the Company's intangible assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (amounts in thousands):

		December 29, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$406,530	$158,095
Tradenames	20	260,108	91,093
Cattle supply contracts	15	143,600	67,013
Other	10	830	581
	18	$811,068	$316,782

Total intangible assets		$811,068	$316,782

	Weighted Average Amortization Period	December 30, 2017
		Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$406,530	$135,510
Tradenames	20	260,108	78,071
Cattle supply contracts	15	143,600	57,440
Other	10	830	498
	18	$811,068	$271,519

Total intangible assets		$811,068	$271,519

For the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 the Company recognized $45.3 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company's consolidated balance sheet as of December 29, 2018, for each of the next five years and thereafter:

(Amounts in thousands)
Estimated amortization expense for fiscal years ended:
2019	$45,245
2020	45,245
2021	45,245
2022	45,162
2023	45,159
Thereafter	268,230
Total	$494,286

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Overdraft Balances

The majority of the Company's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on the Company's consolidated statement of cash flows.

Self-insurance

The Company is self-insured for certain losses relating to workers' compensation, automobile liability, general liability and employee medical and dental benefits.  The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued in accrued insurance and other long-term liabilities in the Company's consolidated balance sheets based upon the Company's estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company's historical experience rates.

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

Foreign Currency Translation

The Company has representative offices located in Tokyo, Japan; Seoul, South Korea; and Hong Kong. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members.  However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company.  To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2018, 2017, 2016 and 2015.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments.  The carrying value of debt approximates its fair value at December 29, 2018 and December 30, 2017, as substantially all debt carries variable interest rates.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general and administrative costs consist of aggregated expenses that generally apply to multiple locations.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Advertising

Advertising expenses are charged to operations in the period incurred and were $16.2 million, $20.8 million and $19.2 million for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

Derivative Activities

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

NOTE 3.       REVENUE RECOGNITION

The Company recognizes revenue mainly through retail, foodservice, international, and other distribution channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue for the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.   Our contracts are generally less than one year, therefore we have elected this practical expedient and have recognized costs paid to obtain contracts as expense when incurred. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, we do not grant payment financing terms greater than one year.

Disaggregated Revenue

The following table further disaggregates our sales to customers by major revenue stream (in thousands):

December 29, 2018
Beef, pork & beef by-products	$7,617,890
Other	229,931
Intercompany	(360,549)
Net Sales	$7,487,272

Contract Balances

Nearly all of the Company's contracts with its customers are short-term, defined as less than one year.  The Company receives payment from customers based on terms established with the customer. Payments are typically due within seven days of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. The Company, which ships internationally requires certain customers to pay in advance to avoid collection risk.  Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract.

Changes in the contract liability balances during 2018 are as follows (in thousands):

	December 29, 2018	December 31, 2017	Change
Contract liabilities	$ 15,096	$ 20,904	$ (5,808)

Substantially all of the revenue was recognized in 2018 related to the prior year contract liability.  The Company expects to recognize substantially all of the current year liability in 2019.

NOTE 4.       NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with several updates, which, in an effort to increase transparency and comparability among organizations utilizing leasing, requires an entity that is a lessee to recognize the assets and liabilities arising from operating leases on the balance sheet. This guidance also requires disclosures about the amount, timing and uncertainty of cash flows arising from leases. In transition, the entity may elect to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or the beginning of the period of adoption using a cumulative-effect adjustment approach. The provisions of the new guidance will be effective as of the beginning of our 2019 fiscal year. We will adopt the new standard as of December 30, 2018, the beginning of our 2019 fiscal year and recognize and measure leases at the beginning of the period of adoption. We will elect the package of practical expedients available under the transition guidance which, among other things, allows the carry-forward of historical lease classification. We will make an accounting policy election to not apply the new guidance to leases with a term of 12 months or less and will recognize those payments in the Consolidated Statement of Income on a straight-line basis over the lease term. We have implemented a system solution for administering our leases and facilitating compliance with the new guidance. Adoption of the standard is expected to result in an approximate $75 million increase in operating lease right of use assets and liabilities in our Consolidated Balance Sheet. However, we do not believe the standard will have a material impact on our Consolidated Statement of Operations.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Early adoption is permitted after our 2018 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The new guidance will be effective as of our 2020 fiscal year with early adoption permitted. We are currently evaluating the impact of the new guidance on our financial statements and have not yet selected an adoption date.

 NOTE 5.       LONG-TERM DEBT AND LOAN AGREEMENTS

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 29, 2018 and December 30, 2017, debt consisted of the following:

	December 29, 2018	December 30, 2017
	(in thousands)
Short-term debt:
Reducing revolver credit facility (a)	18,750	13,750
Current portion of loan costs (c)	(723)	(724)
Current portion of capital lease obligations (c)	171	221
	18,198	13,247
Long-term debt:
Reducing revolver credit facility (a)	116,250	106,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	45,000	80,000
Long-term portion of loan costs (c)	(1,746)	(2,468)
Long-term capital lease obligations (c)	135	191
	161,639	185,973
Total debt	$179,837	$199,220

 ___________________________________

(a) Senior Credit Facilities - In June 2017, the Company entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022.  In March 2018, the Company amended the Debt Agreement to include a $375.0 million reducing revolver loan and a $275.0 million revolving credit facility.  The reducing revolver loan commitment decreases by approximately $18.8 million on each annual anniversary of the Debt Agreement.  The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a single financial covenant that requires the Company to maintain a minimum tangible net worth; at December 29, 2018, the Company was in compliance with the single financial covenant.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 29, 2018, the Company's outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $135.0 million and $45.0 million drawn on the revolving credit facility.  The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 3.0% depending upon certain financial ratios and the rate selected.  At December 29, 2018, the interest rates on the outstanding reducing revolving loan and revolving credit facility were 4.1% and 4.2%, respectively.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company's working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit; letters of credit aggregating $13.9 million were outstanding at December 29, 2018.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  At December 29, 2018, after deducting outstanding amounts and issued letters of credit, $165.9 million of the unused revolving credit facility and $240.0 million of the reducing revolver commitment was available to the Company.

(b)     Industrial Development Revenue Bonds-Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased the Company's Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the facility and leased the facility to the Company for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of its term loan under the Debt Agreement.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company's consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.9 million of industrial development revenue bonds on the Company's behalf to fund the purchase of equipment and construction improvements at the Company's facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million.  Of the four series of bonds, only the $1.0 million and $1.0 million due on demand or on February 1, 2029 and March 1, 2027, respectively remain outstanding. The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum.  The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender.  Because each series of bonds is backed by a letter of credit under our Debt Agreement, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.

 On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of our term loan under the Debt Agreement.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP's consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(c)     Debt issuance costs - In June 2017, the Company incurred financing charges of approximately $2.8 million related to the Debt Agreement.  The finance charges will be amortized over the life of the loan.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Amortization of $0.7 million, $0.8 million and $0.7 million was charged to interest expense during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.  The Company had unamortized costs of $0.7 million and $0.7 million included in current installments of long-term debt on the consolidated balance sheets at December 29, 2018 and December 30, 2017, respectively, and unamortized costs of $1.7 million and $2.5 million included in long-term debt, excluding current installments on the consolidated balance sheets at December 29, 2018 and December 30, 2017, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 29, 2018, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal year ending December:
2019	$18,200
2020	18,122
2021	18,057
2022	123,458
2023	-
Thereafter	2,000
Total minimum principal maturities	$179,837

 _______________________________________

(d)    Capital and Operating Leases-The Company leases a variety of buildings and equipment, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at December 29, 2018, under capital leases are as follows:

Capital Lease Obligations
(in thousands)
Fiscal year ending December:
2019	$171
2020	93
2021	42
2022	-
2023	-
Thereafter	-
Net minimum lease payments	$306
Less: Amount representing interest	(29)
Present value of net minimum lease payments	$277

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

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2018, 2017 and 2016, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2019 through 2023.

NOTE 6.       RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company's employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.5 million, $1.3 million and $1.2 million for the fiscal years 2018, 2017 and 2016, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from the UFCW Plan.  As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which is included in Cost of sales in the Consolidated Statements of Operations for the 52 week period ending December 20, 2017.  Payments into the UFCW Plan began during 2018.  The current portion of the withdrawal liability is approximately $0.7 million and is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets.  The long-term portion of the withdrawal liability is approximately $18.0 million and is included in Other liabilities on the Consolidated Balance Sheets.

NOTE 7.       INCOME TAXES

Income tax expense includes the following current and deferred provisions:

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
	(in thousands)
Current provision:
Federal	$1,233	$764	$1,139
State	1,081	594	775
Foreign	45	57	35
Total current tax expense	2,359	1,415	1,949
Deferred provision:
Federal	200	707	184
State	48	116	33
Foreign	-	-	-
Total deferred tax expense	248	823	217
Total income tax expense	$2,607	$2,238	$2,166

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to earnings before income taxes) as follows:

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
	(in thousands)
Computed "expected" income tax expense	$125,395	$142,559	$115,158
Passthrough "expected" income tax expense	(124,152)	(141,632)	(113,462)
State taxes, net of federal	1,129	710	815
Permanent differences	229	313	312
Rate Change	-	312	-
Other	6	(24)	(657)
Total income tax expense	$2,607	$2,238	$2,166

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2018 and December 30, 2017 are presented below:

	December 29, 2018	December 30, 2017
	(in thousands)
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$18	$30
Intangible assets	41	57
Self-insurance and workers' compensation accruals	822	802
Employee benefit accruals	174	168
Total gross deferred tax assets	1,055	1,057
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,076	834
Other	65	61
Total gross deferred tax liabilities	1,141	895
Net deferred tax (liabilities) assets	$(86)	$162

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax liabilities at December 29, 2018 are included in the consolidated balance sheet as other liabilities.  Net deferred tax assets at December 30, 2017 are included in the consolidated balance sheet as other current assets.

Deferred tax assets relate to the operations of National Carriers.

There were no valuation allowances provided for at December 29, 2018 and December 30, 2017.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in the Company's Consolidated Financial Statements as of December 29, 2018 or December 30, 2017.

NOTE 8.       RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business.

During fiscal years 2018, 2017 and 2016, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended December 29, 2018	52 weeks ended December 30, 2017	53 weeks ended December 31, 2016
Sales to:
Beef Products, Inc. (1)	$28,360	$31,672	$30,879
Total sales to affiliate	$28,360	$31,672	$30,879
Purchases from:
Beef Products, Inc. (1)	$12,750	$13,410	$14,850
Total purchases from affiliate	$12,750	$13,410	$14,850

__________________________________

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

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.7 million during each of the fiscal years 2018, 2017 and 2016, to BPI in technology and support fees.

We participate in a cattle supply agreement with US Premium Beef, a minority owner.  Under this agreement we have agreed to purchase 735,385 head of cattle each year (subject to adjustment), from the members of US Premium Beef, with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  We obtained approximately 25% and 24% of our cattle requirements under this agreement during 2018 and 2017, respectively.

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

Description	December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets - derivatives	$571	$-	$571	$-
Other accrued expenses and liabilities - derivatives	$575	$566	$9	-

Description	December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets - derivatives	$2,880	$2,122	$758	$-
Other current assets - promissory note	$250	$-	$-	$250
Other assets - promissory note	$4,500	$-	$-	$4,500
Other accrued expenses and liabilities - derivatives	$2,100	$-	$2,100	$-

NOTE 10.      DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

As part of the Company's ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 29, 2018 and December 30, 2017.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values as discussed in Note 8 and other information regarding derivative instruments not designated as hedging instruments as of December 29, 2018 and December 30, 2017 (in thousands of dollars):

	Derivative Asset As of December 29, 2018		Derivative Liability As of December 29, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$571	Other accrued expenses and liabilities	$575
Totals		$571		$575

	Derivative Asset As of December 30, 2017		Derivative Liability As of December 30, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,880	Other accrued expenses and liabilities	$2,100
Totals		$2,880		$2,100

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 (in thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Commodity contracts	Net sales	$5,876	$6,046	$3,261
Commodity contracts	Cost of sales	4,936	(9,242)	1,185
Totals		$10,812	$(3,196)	$4,446

NOTE 11.      LEGAL PROCEEDINGS AND CONTINGENCIES

In April 2014, the California Regional Water Quality Control Board Colorado River Basin Region (the "Regional Board") issued an administrative civil liability complaint to the Company's wholly-owned subsidiary, National Beef California, L.P. ("NBC").  The Complaint alleged that NBC violated federal National Pretreatment Standards regulations by introducing into the Brawley, California wastewater treatment plant (the "WWTP") pollutants that caused "pass through" or "interference" with the WWTP.  The complaint was assessed a penalty of approximately $3.8 million.  A hearing before the Regional Board was scheduled for late October 2014, but the Regional Board withdrew its complaint in early October 2014 and requested the California State Water Resources Control Board (the "State Board") to take up the matter.  In response, the State Board issued an administrative civil liability complaint against NBC in January 2016, which sought a penalty of $1.65 million.  The State Board withdrew its complaint in February 2016 and indicated that it intended to refile the complaint at a later date, but has yet to do so.  The Company believes it has meritorious defenses to the State Board complaint and intends to defend against the complaint vigorously.  There can be no assurances, however, as to the outcome of this matter or the impact on the Company's consolidated financial position, results of operations and cash flows.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

NOTE 12.      SUBSEQUENT EVENTS

On February 28, 2019 the Company acquired 100% of the ownership interests in Ohio Beef USA, LLC (Ohio Beef) from NBM US Holdings, Inc., a subsidiary of Marfrig, for $60 million.  Ohio Beef is a fresh and frozen beef patty processor in North Baltimore, Ohio.

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2019, the date the financial statements were available for issuance.