Form 10-Q
period 2019-03-30
U. S. Premium Beef, LLC
filed 2019-05-09
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of April 27, 2019, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	March 30, 2019	December 29, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$47,308	$88,411
Due from affiliates	143	21
Other current assets	28	27
Total current assets	47,479	88,459
Property, plant, and equipment, at cost	243	200
Less accumulated depreciation	188	183
Net property, plant, and equipment	55	17
Right of use assets, net	256	-
Investment in National Beef Packing Company, LLC	155,124	143,361
Other assets	43	69
Total assets	$202,957	$231,906

Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$126	$12
Due to affiliates	21	44
Accrued compensation and benefits	1,452	2,158
Lease obligations	47	-
Other accrued expenses and liabilities	706	515
Distributions payable	2,992	5,687
Total current liabilities	5,344	8,416
Long-term liabilities:
Lease obligations	209	-
Other liabilities	3,856	3,734
Total long-term liabilities	4,065	3,734
Total liabilities	9,409	12,150

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	193,548	219,756
Total capital shares and equities	193,548	219,756
Total liabilities and capital shares and equities	$202,957	$231,906

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended
	March 30, 2019	March 31, 2018
	(unaudited)	(unaudited)
Net sales	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	1,804	1,443
Depreciation and amortization	5	2
Total costs and expenses	1,809	1,445
Operating loss	(1,809)	(1,445)
Other income (expense):
Interest income	384	193
Interest expense	(11)	(3)
Equity in net income of National Beef Packing Company, LLC	11,762	10,346
Other, net	212	110
Total other income	12,347	10,646
Comprehensive income	$10,538	$9,201

Comprehensive income per unit:
Basic and diluted
Class A units	$1.43	$1.25
Class B units	$12.56	$10.96

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	13 weeks ended
	March 30, 2019	March 31, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$10,538	$9,201
Adjustments to reconcile comprehensive income to net cash used in operating activities:
Depreciation and amortization	5	2
Equity in net income of National Beef Packing Company, LLC	(11,762)	(10,346)
Changes in assets and liabilities:
Due from affiliates	(122)	62
Other assets	24	50
Accounts payable	114	(46)
Due to affiliates	(23)	(363)
Accrued compensation and benefits	(584)	(928)
Other accrued expenses and liabilities	191	225
Net cash used in operating activities	(1,619)	(2,143)
Cash flows from investing activities:
Capital expenditures	(43)	-
Net cash used in investing activities	(43)	-
Cash flows from financing activities:
Member distributions	(39,441)	(48,984)
Net cash used in financing activities	(39,441)	(48,984)
Net decrease in cash	(41,103)	(51,127)
Cash and cash equivalents at beginning of the period	88,411	119,074
Cash and cash equivalents at end of the period	$47,308	$67,947

Supplemental noncash disclosures of operating activities:
Right of use assets	$256	$-
Supplemental noncash disclosures of financing activities:
Member distributions	$3,003	$-

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)   Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial  Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 29, 2018. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

(2)   Accounting Policies

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

     Accounting for Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases. The new standard requires the recognition of all leases that are longer than one year on the balance sheet, which will result in the recognition of a right-of-use asset and a corresponding lease liability. The new standard was effective for annual and interim periods beginning after December 15, 2018; USPB implemented the new standard effective December 30, 2018.

     Upon review of its lease arrangements, USPB determined that its two office leases were subject to the new leasing standard. The Kansas City, MO office lease has a remaining term of approximately 6 years (assuming the final 3-year renewal is exercised) and the Dodge City, KS office has a remaining term of approximately 1.5 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $3,790, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,018, which is not subject to adjustment. Both offices are used for general office use only. As of March 30, 2019, the present value of the remaining operating lease payments for the offices equaled $255,861 and USPB’s balance sheet reflected Right of Use Assets and Lease Liabilities equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate.

     USPB elected the package of practical expedients permitted under the transition guidance, which allows us to accept: 1) the original determination of whether a contract contained a lease, 2) a subsequent review of existing contracts is not necessary, and 3) USPB does not have to reassess the initial direct costs assigned to leases under previous leasing guidance. The new guidance did not have a material impact on our financial statements.

(3)   Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen week period ended March 30, 2019 (thousands of dollars).

Balance at December 29, 2018	$219,756
Allocation of comprehensive income for the thirteen week period ended March 30, 2019	10,538
Member distributions	(36,746)
Balance at March 30, 2019	$193,548

(4)   Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income or comprehensive loss to Class A units and the remainder is allocated to Class B units. For the thirteen week periods ended March 30, 2019 and March 31, 2018, 10% of USPB’s comprehensive income allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Comprehensive Income Per Unit Calculation	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 30, 2019	March 31, 2018

Basic and diluted earnings per unit:
Comprehensive income attributable to USPB available to
unitholders (numerator)
Class A	$1,054	$920
Class B	$9,484	$8,281

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$1.43	$1.25
Class B	$12.56	$10.96

(5)   Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirteen week periods ended March 30, 2019 and March 31, 2018 (thousands of dollars):

	13 weeks ended
	March 30, 2019	March 31, 2018
	(unaudited)	(unaudited)

Net sales	$1,827,072	$1,781,919
Costs and expenses:
Cost of sales	1,701,400	1,670,774
Selling, general, and administrative expenses	16,970	14,692
Depreciation and amortization	27,896	25,519
Total costs and expenses	1,746,266	1,710,985
Operating income	80,806	70,934
Other income (expense):
Interest income	119	67
Interest expense	(2,555)	(2,108)
Income before taxes	78,370	68,893
Income tax expense	(334)	(254)
Net income	$78,036	$68,639

NBP's net income attributable to USPB	$11,762	$10,346

(6)   Subsequent Events

     USPB is not currently involved in any litigation. See PART II. Item 1. for information concerning other legal proceedings filed subsequent to March 30, 2019.

     USPB evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through May 8, 2019, the date the financial statements were available for issuance.

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. NBP operates two beef processing facilities, three consumer-ready facilities, a fresh and frozen hamburger manufacturing facility and a wet blue tanning facility, all located in the U.S. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television. NBP also owns a refrigerated and livestock transportation and logistics company that provides transportation services for NBP and third parties.

     NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products, coupled with its overall volume. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally, with relatively higher margins in the spring and summer months and during times of ample cattle availability. NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December and its quarters range from twelve to fourteen weeks ending on the last Saturday of March, June, September and December.

     Revenues in the thirteen week period ended March 30, 2019 increased approximately 3% in comparison to the same period in 2018, primarily due to increased volume in its consumer-ready facilities along with the impact of NBP’s acquisition of the Ohio beef patty manufacturing facility. Cost of sales increased by approximately 2% for the thirteen week period ended March 30, 2019, as compared to the same period in 2018, due to an increase in the number of cattle processed, which was partially offset by a lower average cost per head and the impact of the Ohio beef patty manufacturing facility acquisition. The combined effects of increased margin and increased volume led to higher profitability in the 2019 period, as compared to the 2018 period.

     On December 30, 2011, NBP entered into a Cattle Purchase and Sale Agreement with USPB. Per the terms and conditions of this agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 25% and 30% of its cattle requirements under this agreement during the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively.

USPB Results of Operations

Thirteen weeks ended March 30, 2019 compared to thirteen weeks ended March 31, 2018

     Net Sales. There were no Net Sales in the thirteen week periods ended March 30, 2019 and March 31, 2018.

     Cost of Sales. There were no Cost of Sales in the thirteen week periods ended March 30, 2019 and March 31, 2018.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.8 million for the thirteen weeks ended March 30, 2019 compared to approximately $1.4 million for the thirteen weeks ended March 31, 2018. The $0.4 million increase is primarily due to higher expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $1.8 million for the thirteen weeks ended March 30, 2019 compared to approximately $1.4 million for the thirteen weeks ended March 31, 2018.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $11.8 million for the thirteen weeks ended March 30, 2019 compared to $10.3 million for the thirteen weeks ended March 31, 2018. The improvement in fiscal year 2019 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.4 million for the thirteen weeks ended March 30, 2019 compared to $0.2 million for the thirteen weeks ended March 31, 2018. The increase was primarily due to higher interest rates.

     Other, net. Other income was $0.2 million and $0.1 million for the thirteen week periods ended March 30, 2019 and March 31, 2018, respectively. The increase was primarily due to higher lease income on Company owned cattle delivery rights.

     Comprehensive Income. Comprehensive income was $10.5 million and $9.2 million for the thirteen week periods ended March 30, 2019 and March 31, 2018, respectively.

Liquidity and Capital Resources

     As of March 30, 2019, we had net working capital (the excess of current assets over current liabilities) of approximately $42.1 million, which included cash and cash equivalents of $47.3 million. As of December 29, 2018, we had net working capital of approximately $80.0 million, which included cash and cash equivalents of $88.4 million. Our primary sources of liquidity for the first quarter of fiscal year 2019 and fiscal year 2018 were cash and available borrowings under the Master Loan Agreement with CoBank.

     As of March 30, 2019, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of March 30, 2019.

     We believe our cash and available borrowings under our Master Loan Agreement will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2018.

Operating Activities

     Net cash used in operating activities in the thirteen weeks ended March 30, 2019 was approximately $1.6 million compared to approximately $2.1 million in the thirteen weeks ended March 31, 2018. The $0.5 million change was primarily due to reduced compensation accruals.

Investing Activities

     Net cash used in investing activities in the thirteen weeks ended March 30, 2019 was immaterial compared to none in the thirteen weeks ended March 31, 2018.

Financing Activities

     Net cash used in financing activities was $39.4 million in the thirteen weeks ended March 30, 2019 compared to $49.0 million in the thirteen weeks ended March 31, 2018. The change was the result of fewer member distribution checks clearing in the first quarter of fiscal year 2019 compared to the first quarter of fiscal year 2018.

Master Loan Agreement

     On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2020.

     All of the $5 million revolving credit commitment was available as of March 30, 2019. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at March 30, 2019.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 30, 2019, the Company did not have any outstanding debt.

Item 4.   Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because NBP procures cattle from USPB’s members and makes cash distributions to USPB to the extent NBP is profitable, litigation involving NBP may impact USPB. NBP has recently been named as a defendant in two matters.

     On April 23, 2019, a class action was filed in the United States District Court, District of Illinois, against Tyson Foods, Inc., Tyson Fresh Meats, Inc., JBS USA Food Company, Swift Beef Company, JBS Packerland, Inc., Cargill, Incorporated, Cargill Meat Solutions Corporation, Marfrig Global Foods S.A., NBP, and John Does 1-10 alleging unjust enrichment, violations of antitrust laws, the Packers and Stockyards Act, and the Commodity Exchange Act. The class is seeking injunctive relief and various damages. USPB believes this lawsuit is without merit, and understands that NBP intends to vigorously defend itself.

     On April 26, 2019, a class action was filed in the United States District Court, District of Minnesota, against Agri Stats, Inc., JBS USA Food Company Holdings, Tyson Foods, Inc., Cargill, Inc., and NBP alleging unjust enrichment, violations of unfair competition, antitrust, and consumer protection laws, and other causes of action. The class is seeking injunctive relief pursuant to federal law and damages pursuant to various state antitrust, unfair competition, unjust enrichment, and consumer protection laws. USPB believes this lawsuit is also without merit, and understands that NBP intends to vigorously defend itself.

     USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

Item 1A.   Risk Factors.

     The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 29, 2018 to consider those risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.   Defaults Upon Senior Securities.

    None.

Item 4.   Mine Safety Disclosures.

    Not applicable.

Item 5.   Other Information.

    None.

Item 6.   Exhibits.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	.INS	XBRL Instance Document **

101	.SCH	XBRL Taxonomy Extension Schema Document **

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: May 9, 2019