Form 10-Q
period 2019-06-29
U. S. Premium Beef, LLC
filed 2019-08-08
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑    No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑      Small Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

     The registrant’s units are not traded on an exchange or in any public market. As of July 27, 2019, there were 735,385 Class A units and 755,385 Class B units outstanding.

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	June 29, 2019	December 29, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$59,685	$88,411
Due from affiliates	4	21
Other current assets	19	27
Total current assets	59,708	88,459
Property, plant, and equipment, at cost	243	200
Less accumulated depreciation	192	183
Net property, plant, and equipment	51	17
Right of use assets, net	251	-
Investment in National Beef Packing Company, LLC	157,508	143,361
Other assets	43	69
Total assets	$217,561	$231,906
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$35	$12
Due to affiliates	3	44
Accrued compensation and benefits	1,741	2,158
Lease obligations	50	-
Other accrued expenses and liabilities	76	515
Distributions payable	49	5,687
Total current liabilities	1,954	8,416
Long-term liabilities:
Lease obligations	201	-
Other liabilities	3,710	3,734
Total long-term liabilities	3,911	3,734
Total liabilities	5,865	12,150

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	211,696	219,756
Total capital shares and equities	211,696	219,756
Total liabilities and capital shares and equities	$217,561	$231,906

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended		26 weeks ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	887	1,089	2,691	2,531
Depreciation and amortization	4	3	9	6
Total costs and expenses	891	1,092	2,700	2,537
Operating loss	(891)	(1,092)	(2,700)	(2,537)
Other income (expense):
Interest income	263	265	647	458
Interest expense	(3)	(3)	(15)	(6)
Equity in net income of National Beef Packing Company, LLC	25,194	28,338	36,957	38,684
Other, net	185	280	396	390
Total other income	25,639	28,880	37,985	39,526
Comprehensive income	$24,748	$27,788	$35,285	$36,989

Comprehensive Income per unit:
Basic and diluted
Class A units	$3.37	$3.78	$4.80	$5.03
Class B units	$29.49	$33.11	$42.04	$44.07
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	26 weeks ended
	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Comprehensive income	$35,285	$36,989
Adjustments to reconcile comprehensive income to net cash used in operating activities:
Depreciation and amortization	9	6
Equity in net income of National Beef Packing Company, LLC	(36,957)	(38,684)
Distributions from National Beef Packing Company, LLC	22,810	38,684
Changes in assets and liabilities:
Due from affiliates	17	133
Other assets	34	50
Accounts payable	23	(26)
Due to affiliates	(41)	(384)
Accrued compensation and benefits	(441)	(535)
Other accrued expenses and liabilities	(438)	(173)
Net cash provided by operating activities	20,301	36,060
Cash flows from investing activities:
Capital expenditures	(43)	(7)
Distributions from National Beef Packing Company, LLC	-	18,256
Net cash (used in)/provided by investing activities	(43)	18,249
Cash flows from financing activities:
Member distributions	(48,984)	(91,742)
Net cash used in financing activities	(48,984)	(91,742)
Net decrease in cash	(28,726)	(37,433)
Cash and cash equivalents at beginning of the period	88,411	119,074
Cash and cash equivalents at end of the period	$59,685	$81,641
Supplemental noncash disclosures of operating activities:
Right of use assets	$251	$-
Supplemental noncash disclosures of investing activities:
Investment in National Beef Packing Company, LLC	$23,691	$-

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

     Accounting for Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases. The new standard requires the recognition of all leases that are longer than one year on the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The new standard was effective for annual and interim periods beginning after December 15, 2018; USPB implemented the new standard effective December 30, 2018.

     Upon review of its lease arrangements, USPB determined that its two office leases were subject to the new leasing standard. The Kansas City, MO office lease has a remaining term of approximately 5.5 years (assuming the final 3-year renewal is exercised) and the Dodge City, KS office has a remaining term of approximately 1.5 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $3,790, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,018, which is not subject to adjustment. Both offices are used for general office use only. As of June 29, 2019, the present value of the remaining operating lease payments for the offices equaled $0.3 million and USPB’s balance sheet reflected Right of Use Assets and Lease Liabilities equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate.

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

(3) Members’ Capital

    The following table represents a reconciliation of Members’ Capital for the twenty-six week period ended June 29, 2019 (thousands of dollars).

Balance at December 29, 2018	$219,756
Allocation of comprehensive income for the twenty-six week period ended June 29, 2019	35,285
Member distributions	(43,345)
Balance at June 29, 2019	$211,696

(4) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s comprehensive income or comprehensive loss to Class A units and the remainder is allocated to Class B units. For the twenty-six week periods ended June 29, 2019 and June 30, 2018, 10% of USPB’s comprehensive income allocated to the Class A’s and 90% to the Class B’s. The comprehensive income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Comprehensive Income Per Unit Calculation	13 weeks ended		26 weeks ended
(thousands of dollars, except unit and per unit data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Comprehensive income attributable to USPB available to
unitholders (numerator)
Class A	$2,475	$2,779	$3,529	$3,699
Class B	$22,273	$25,009	$31,757	$33,290

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$3.37	$3.78	$4.80	$5.03
Class B	$29.49	$33.11	$42.04	$44.07

(5) Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the twenty-six week periods ended June 29, 2019 and June 30, 2018 (thousands of dollars):

	13 weeks ended		26 weeks ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,113,648	$1,942,690	$3,940,720	$3,724,609
Costs and expenses:
Cost of sales	1,890,238	1,706,825	3,591,638	3,377,599
Selling, general, and administrative expenses	22,425	18,132	39,395	32,825
Depreciation and amortization	29,722	25,805	57,617	51,324
Total costs and expenses	1,942,385	1,750,762	3,688,650	3,461,748
Operating income	171,263	191,928	252,070	262,861
Other income (expense):
Interest income	120	78	238	146
Interest expense	(3,587)	(3,370)	(6,142)	(5,478)
Income before taxes	167,796	188,636	246,166	257,529
Income tax expense	(646)	(629)	(980)	(883)
Net income	$167,150	$188,007	$245,186	$256,646

NBP's net income attributable to USPB	$25,194	$28,338	$36,957	$38,684

     On June 10, 2019, NBP announced that the transactions to acquire 100% of the ownership interests in Iowa Premium, LLC (Iowa Premium) had closed and it was the owner of Iowa Premium. As a part of the transactions, USPB entered into a Membership Interest Purchase Agreement (MIPA) between and among USPB, Iowa Premium, additional buyers identified therein, and Sysco Holdings, LLC (Sysco). The MIPA provided for USPB and each of the other members of NBP to purchase, in the aggregate, 100% of the ownership interests in Iowa Premium. NBP served as representative for the buyers in connection with the transaction contemplated by the MIPA and delivered the purchase price funds to Sysco and its designees on behalf of the buyers. The funds used to consummate the transaction were provided by way of a permitted distribution from NBP to its Members. USPB’s proportionate share of the distribution from NBP was approximately $23.7 million. Immediately following the purchase, the transactions provided for by the Contribution Agreement were completed.

     The Contribution Agreement provided for (i) USPB to contribute to NBP all of USPB’s ownership interest in Iowa Premium; and (ii) NBP to assume USPB’s obligations under the MIPA and to indemnify USPB for any claims against USPB that may arise out of the MIPA. The contribution took place immediately following the closing of the purchase of Iowa Premium ownership by NBP’s members pursuant to the MIPA. Following the contribution, NBP’s members are no longer members of Iowa Premium, and NBP is the sole member and 100% owner of Iowa Premium and is responsible for all obligations under the MIPA. NBP indemnified its members, including USPB, for any and all liabilities arising from the purchase of the Iowa Premium ownership interests and the transfer of those interests to NBP.

(6) Subsequent Events

     USPB is not currently involved in any litigation. See PART II. Item 1. for information concerning other legal proceedings filed involving NBP.

     USPB evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 8, 2019, the date the financial statements were available for issuance.

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. NBP operates three beef processing facilities, three consumer-ready facilities, a fresh and frozen hamburger manufacturing facility and a wet blue tanning facility, all located in the U.S. NBP owns Kansas City Steak Company, LLC, which sells portioned beef and other products directly to customers through the internet, direct mail and direct response television. NBP also owns a refrigerated and livestock transportation and logistics company that provides transportation services for NBP and third parties.

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

     Revenues in the twenty-six week period ended June 29, 2019 increased approximately 6% in comparison to the same period in 2018, primarily due to increased volume in NBP’s beef processing and consumer-ready facilities along with revenue resulting from its acquisition of the Ohio beef patty manufacturing facility in the first quarter of 2019. Cost of sales increased by approximately 6% for the twenty-six week period ended June 29, 2019, as compared to the same period in 2018, primarily due to increased volume in NBP’s beef processing and consumer-ready facilities along with the impact of its acquisition of the Ohio beef patty manufacturing facility in the first quarter of 2019. Lower beef processing margins offset, in part, by higher volumes led to modestly lower profitability in the 2019 period, as compared to the 2018 period.

     On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 25% and 28% of its cattle requirements under this agreement during the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively.

USPB Results of Operations

Thirteen-weeks ended June 29, 2019 compared to thirteen-weeks ended June 30, 2018

      Net Sales. There were no Net Sales in the thirteen-week periods ended June 29, 2019 and June 30, 2018.

     Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended June 29, 2019 and June 30, 2018.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.9 million for the thirteen-weeks ended June 29, 2019 compared to approximately $1.1 million for the thirteen-weeks ended June 30, 2018. The $0.2 million decrease is primarily due to lower expenses for the phantom unit plans.

     Operating Loss. Operating loss was approximately $0.9 million for the thirteen-weeks ended June 29, 2019 compared to approximately $1.1 million for the thirteen-weeks ended June 30, 2018.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $25.2 million for the thirteen-weeks ended June 29, 2019 compared to $28.3 million for the thirteen-weeks ended June 30, 2018. The reduction in fiscal year 2019 is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.3 million for the thirteen weeks ended June 29, 2019 compared to $0.3 million for the thirteen-weeks ended June 30, 2018.

     Other, net. Other income was $0.2 million and $0.3 million for the thirteen-week periods ended June 29, 2019 and June 30, 2018, respectively. The decrease was primarily due to lower lease income on Company owned cattle delivery rights.

     Comprehensive Income. Comprehensive income was $24.7 million and $27.8 million for the thirteen- week periods ended June 29, 2019 and June 30, 2018, respectively.

Twenty-six weeks ended June 29, 2019 compared to twenty-six weeks ended June 30, 2018

     Net Sales. There were no Net Sales in the twenty-six week periods ended June 29, 2019 and June 30, 2018.

     Cost of Sales. There were no Cost of Sales in the twenty-six week periods ended June 29, 2019 and June 30, 2018.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.7 million for the twenty-six weeks ended June 29, 2019 compared to approximately $2.5 million for the twenty-six weeks ended June 30, 2018. The $0.2 million increase is primarily due to higher accounting and bonus expenses.

     Operating Loss. Operating loss was approximately $2.7 million for the twenty-six weeks ended June 29, 2019 compared to approximately $2.5 million for the twenty-six weeks ended June 30, 2018.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $37.0 million for the twenty-six weeks ended June 29, 2019 compared to $38.7 million for the twenty-six weeks ended June 30, 2018. The reduction in fiscal year 2019 is primarily due to higher selling, general and administrative expenses at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.6 million for the twenty-six weeks ended June 29, 2019 compared to $0.5 million for the twenty-six weeks ended June 30, 2018. The increase was primarily due to higher interest rates.

     Other, net. Other income was $0.4 million and $0.4 million for the twenty-six week periods ended June 29, 2019 and June 30, 2018, respectively.

     Comprehensive Income. Comprehensive income was $35.3 million and $37.0 million for the twenty-six week periods ended June 29, 2019 and June 30, 2018, respectively.

Liquidity and Capital Resources

     As of June 29, 2019, we had net working capital (the excess of current assets over current liabilities) of approximately $57.8 million, which included cash and cash equivalents of $59.7 million. As of December 29, 2018, we had net working capital of approximately $80.0 million, which included cash and cash equivalents of $88.4 million. Our primary sources of liquidity for the first two quarters of fiscal year 2019 and fiscal year 2018 were cash and available borrowings under the Master Loan Agreement with CoBank.

     As of June 29, 2019, USPB had no long-term debt outstanding. We had a $5.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of June 29, 2019.

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

Operating Activities

     Net cash used in operating activities in the twenty-six weeks ended June 29, 2019 was approximately $20.3 million compared to approximately $36.1 million in the twenty-six weeks ended June 30, 2018. The $15.8 million change was primarily due to a lesser amount of distributions being classified as operating activities in the current period as opposed to the prior year.

Investing Activities

     Net cash used in investing activities in the twenty-six weeks ended June 29, 2019 was immaterial compared to net cash provided by investing activities of $18.2 million in the twenty-six weeks ended June 30, 2018. The change was due to distributions from National Beef classified as investing activities in the prior year.

Financing Activities

     Net cash used in financing activities was $49.0 million in the twenty-six weeks ended June 29, 2019 compared to $91.7 million in the twenty-six weeks ended June 30, 2018. The change was the result of fewer member distribution checks clearing in the first two quarters of fiscal year 2019 compared to the first two quarters of fiscal year 2018.

Master Loan Agreement

     On June 13, 2017, USPB and CoBank entered into a Revolving Term Loan Supplement to the Master Loan Agreement dated July 26, 2011. The Revolving Term Loan Supplement provides for a $5 million revolving credit commitment. The new commitment carries a term of three years, maturing on June 30, 2020.

     All of the $5 million revolving credit commitment was available as of June 29, 2019. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at June 29, 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 29, 2019, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB. NBP has recently been named as a defendant in two matters.

     On April 23, 2019 and thereafter, a series of putative class action lawsuits were filed in the United States District Court, District of Illinois, against Tyson Foods, Inc., Tyson Fresh Meats, Inc., JBS S.A., JBS USA Food Company, Swift Beef Company, JBS Packerland, Inc., Cargill, Incorporated, Cargill Meat Solutions Corporation, Marfrig Global Foods S.A., NBP, and John Does 1-10 alleging unjust enrichment, violations of antitrust laws, the Packers and Stockyards Act, and the Commodity Exchange Act. The cases were consolidated on July 15, 2019 into one case entitled In re Cattle Antitrust Litigation. The class is seeking injunctive relief and various damages. USPB believes this lawsuit is without merit, and understands that NBP is vigorously defending it.

     On July 15, 2019, an amended putative class action lawsuit was filed in the United States District Court, District of Minnesota, against JBS USA Food Company Holdings, Tyson Foods, Inc., Cargill, Inc., and NBP alleging unjust enrichment, violations of unfair competition, antitrust, and consumer protection laws, and other causes of action. The class is seeking injunctive relief pursuant to federal law and damages pursuant to various state antitrust, unfair competition, unjust enrichment, and consumer protection laws. USPB believes this lawsuit is also without merit, and understands that NBP is vigorously defending it.

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

Date: August 8, 2019