Form 10-Q
period 2019-09-28
U. S. Premium Beef, LLC
filed 2019-11-07
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definition of  “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐  Non-Accelerated Filer  ☑   Small Reporting Company ☐    Emerging Growth Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

     The registrant’s units are not traded on an exchange or in any public market. As of October 26, 2019, there were 735,385 Class A units and 755,385 Class B units outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	September 28, 2019	December 29, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$75,378	$88,411
Due from affiliates	32	21
Other current assets	12	27
Total current assets	75,422	88,459
Property, plant, and equipment, at cost	243	200
Less accumulated depreciation	196	183
Net property, plant, and equipment	47	17
Right of use assets, net	243	-
Investment in National Beef Packing Company, LLC	175,888	143,361
Other assets	43	69
Total assets	$251,643	$231,906
Liabilities and Capital Shares and Equities
Current liabilities:
Accounts payable - trade	$9	$12
Due to affiliates	19	44
Accrued compensation and benefits	2,106	2,158
Lease obligations	48	-
Other accrued expenses and liabilities	140	515
Distributions payable	-	5,687
Total current liabilities	2,322	8,416
Long-term liabilities:
Lease obligations	195	-
Other liabilities	3,505	3,734
Total long-term liabilities	3,700	3,734
Total liabilities	6,022	12,150

Commitments and contingencies	-	-

Capital shares and equities:
Members' capital, 735,385 Class A units and 755,385 Class B units authorized,
issued and outstanding	245,621	219,756
Total capital shares and equities	245,621	219,756
Total liabilities and capital shares and equities	$251,643	$231,906

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except per unit and per unit data)

	13 weeks ended		39 weeks ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	818	813	3,509	3,345
Depreciation and amortization	4	3	13	9
Total costs and expenses	822	816	3,522	3,354
Operating loss	(822)	(816)	(3,522)	(3,354)
Other income (expense):
Interest income	258	283	905	741
Interest expense	-	(3)	(15)	(9)
Equity in net income of National Beef Packing Company, LLC	41,866	29,463	78,823	68,147
Other, net	48	1	445	392
Total other income	42,172	29,744	80,158	69,271
Net income	$41,350	$28,928	$76,636	$65,917

Net income per unit:
Basic and diluted
Class A units	$5.62	$3.93	$10.42	$8.96
Class B units	$49.27	$34.47	$91.31	$78.54
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	39 weeks ended
	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$76,636	$65,917
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13	9
Equity in net income of National Beef Packing Company, LLC	(78,823)	(68,147)
Distributions from National Beef Packing Company, LLC	46,296	55,877
Changes in assets and liabilities:
Due from affiliates	(11)	118
Other assets	41	58
Accounts payable	(3)	(55)
Due to affiliates	(25)	(360)
Accrued compensation and benefits	(281)	(355)
Other accrued expenses and liabilities	(375)	50
Net cash provided by operating activities	43,468	53,112
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(43)	(7)
Distributions from National Beef Packing Company, LLC	-	18,256
Net cash (used in)/provided by investing activities	(43)	18,249
Cash flows from financing activities:
Member distributions	(56,458)	(111,987)
Net cash used in financing activities	(56,458)	(111,987)
Net decrease in cash	(13,033)	(40,626)
Cash and cash equivalents at beginning of the period	88,411	119,074
Cash and cash equivalents at end of the period	$75,378	$78,448
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$243	$-
Supplemental noncash disclosures of investing activities:
Investment in National Beef Packing Company, LLC	$23,691	$-

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

     Upon review of its lease arrangements, USPB determined that its two office leases were subject to the new leasing standard. The Kansas City, MO office lease has a remaining term of approximately 5.4 years (assuming the final 3-year renewal is exercised) and the Dodge City, KS office has a remaining term of approximately 1.3 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $3,790, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,018, which is not subject to adjustment. Both offices are used for general office use only. As of September 28, 2019, the present value of the remaining operating lease payments for the offices equaled $0.2 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate.

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

(3)  Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirty-nine week period ended September 28, 2019 (unaudited) (thousands of dollars).

Balance at December 29, 2018	$219,756
Allocation of net income for the thirty-nine week period ended September 28, 2019	76,636
Member distributions	(50,771)
Balance at September 28, 2019	$245,621

(4)  Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirty-nine week periods ended September 28, 2019 and September 29, 2018, 10% of USPB’s net income allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Net Income Per Unit Calculation	13 weeks ended		39 weeks ended
(thousands of dollars, except unit and per unit data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Net income attributable to USPB available to
unitholders (numerator)
Class A	$4,135	$2,893	$7,664	$6,592
Class B	$37,215	$26,035	$68,972	$59,325

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.62	$3.93	$10.42	$8.96
Class B	$49.27	$34.47	$91.31	$78.54

(5)  Investment in National Beef Packing Company, LLC

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. Below is a summary of the results of operations for NBP for the thirty-nine week periods ended September 28, 2019 and September 29, 2018 (thousands of dollars):

	13 weeks ended		39 weeks ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$2,249,133	$1,880,561	$6,189,854	$5,605,170
Costs and expenses:			-
Cost of sales	1,915,866	1,637,216	5,507,504	5,014,815
Selling, general, and administrative expenses	20,545	18,540	59,941	51,364
Depreciation and amortization	31,432	26,121	89,049	77,445
Total costs and expenses	1,967,843	1,681,877	5,656,494	5,143,624
Operating income	281,290	198,684	533,360	461,546
Other income (expense):
Interest income	109	88	347	233
Interest expense	(2,985)	(2,718)	(9,127)	(8,196)
Income before taxes	278,414	196,054	524,580	453,583
Income tax expense	(657)	(585)	(1,637)	(1,468)
Net income	$277,757	$195,469	$522,943	$452,115

NBP's net income attributable to USPB	$41,866	$29,463	$78,823	$68,147

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

(6)  Long-term Debt and Loan Agreements

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and reduces the commitment fee to 0.0%. The commitment has a remaining term of one year, maturing on September 29, 2020.

(7)  Legal Proceedings

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP has recently been named as a defendant in a couple of class action lawsuits. The Class action lawsuits entitled In re Cattle Antitrust Litigation and Peterson et al. v. JBS USA Food Company Holdings, et al., and Pacific Agri-Products, Inc. v. JBS USA Food Company Holdings, et al., which allege, among other things, violations of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws. NBP intends to vigorously defend itself.

     USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

(8)  Subsequent Events

     USPB evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 8, 2019, the date the financial statements were available for issuance.

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

     Revenues in the thirty-nine week period ended September 28, 2019 increased approximately 10.4% in comparison to the same period in 2018, primarily due to increased volume in NBP’s beef processing and consumer-ready facilities along with revenues resulting from its acquisitions of the Ohio beef patty manufacturing facility in the first quarter of 2019 and the Iowa Premium in the second quarter of 2019. Cost of sales increased by approximately 9.8% for the thirty-nine week period ended September 28, 2019, as compared to the same period in 2018, primarily due to increased volume in NBP’s beef processing and consumer-ready facilities along with the impact of its acquisition of the Ohio Beef patty manufacturing facility in the first quarter of 2019 and the Iowa Premium in the second quarter of 2019. Higher beef processing margins, along with higher volumes, led to an increase in profitability in the 2019 period, as compared to the 2018 period.

     On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 24% and 26% of its cattle requirements under this agreement during the thirty-nine weeks ended September 28, 2019 and September 29, 2018, respectively.

USPB Results of Operations

Thirteen-weeks ended September 28, 2019 compared to thirteen-weeks ended September 29, 2018

     Net Sales. There were no Net Sales in the thirteen-week periods ended September 28, 2019 and September 29, 2018.

     Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended September 28, 2019 and September 29, 2018.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen-weeks ended September 28, 2019 compared to approximately $0.8 million for the thirteen-weeks ended September 29, 2018.

     Operating Loss. Operating loss was approximately $0.8 million for the thirteen-weeks ended September 28, 2019 compared to approximately $0.8 million for the thirteen-weeks ended September 29, 2018.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $41.9 million for the thirteen-weeks ended September 28, 2019 compared to $29.5 million for the thirteen-weeks ended September 29, 2018. The increase in fiscal year 2019 is primarily due to higher gross margins at NBP and the acquisitions of Ohio Beef patty manufacturing facility in the first quarter of 2019 and Iowa Premium in the second quarter of 2019. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.3 million for the thirteen weeks ended September 28, 2019 compared to $0.3 million for the thirteen-weeks ended September 29, 2018.

     Other, net. Other income was immaterial for the thirteen-week periods ended September 28, 2019 and September 29, 2018, respectively.

     Net income. Net income was $41.4 million and $28.9 million for the thirteen- week periods ended September 28, 2019 and September 29, 2018, respectively.

Thirty-nine weeks ended September 28, 2019 compared to thirty-nine weeks ended September 29, 2018

     Net Sales. There were no Net Sales in the thirty-nine week periods ended September 28, 2019 and September 29, 2018.

     Cost of Sales. There were no Cost of Sales in the thirty-nine week periods ended September 28, 2019 and September 29, 2018.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.5 million for the thirty-nine weeks ended September 28, 2019 compared to approximately $3.3 million for the thirty-nine weeks ended September 29, 2018. The $0.2 million increase is primarily due to higher accounting and health insurance expenses.

     Operating Loss. Operating loss was approximately $3.5 million for the thirty-nine weeks ended September 28, 2019 compared to approximately $3.4 million for the thirty-nine weeks ended September 29, 2018.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $78.8 million for the thirty-nine weeks ended September 28, 2019 compared to $68.1 million for the thirty-nine weeks ended September 29, 2018. The increase is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.9 million for the thirty-nine weeks ended September 28, 2019 compared to $0.7 million for the thirty-nine weeks ended September 29, 2018. The increase was primarily due to higher interest rates.

     Other, net. Other income was $0.4 million and $0.4 million for the thirty-nine week periods ended September 28, 2019 and September 29, 2018, respectively.

     Net income. Net income was $76.6 million and $65.9 million for the thirty-nine week periods ended September 28, 2019 and September 29, 2018, respectively.

Liquidity and Capital Resources

     As of September 28, 2019, we had net working capital (the excess of current assets over current liabilities) of approximately $73.1 million, which included cash and cash equivalents of $75.4 million. As of December 29, 2018, we had net working capital of approximately $80.0 million, which included cash and cash equivalents of $88.4 million. Our primary sources of liquidity for the first three quarters of fiscal year 2019 and fiscal year 2018 were cash and available borrowings under the Master Loan Agreement with CoBank.

     As of September 28, 2019, USPB had no long-term debt outstanding. We had a $1.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of September 28, 2019.

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

Operating Activities

     Net cash provided by operating activities in the thirty-nine weeks ended September 28, 2019 was approximately $43.5 million compared to approximately $53.1 million in the thirty-nine weeks ended September 29, 2018. The $9.6 million change was primarily due to a lesser amount of distributions from NBP being classified as operating activities in the current period as opposed to the prior year.

Investing Activities

     Net cash used in investing activities in the thirty-nine weeks ended September 28, 2019 was immaterial compared to net cash provided by investing activities of $18.2 million in the thirty-nine weeks ended September 29, 2018. The change was due to distributions from NBP classified as investing activities in the prior year.

Financing Activities

     Net cash used in financing activities was $56.5 million in the thirty-nine weeks ended September 28, 2019 compared to $112.0 million in the thirty-nine weeks ended September 29, 2018. The change was the result of a lesser amount of distributions in the first three quarters of fiscal year 2019 compared to the same period in fiscal year 2018.

Master Loan Agreement

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and reduces the commitment fee to 0.0%. The commitment has a remaining term of one year, maturing on September 29, 2020.

     All of the $1 million revolving credit commitment was available as of September 28, 2019. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at September 28, 2019.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of September 28, 2019, the Company did not have any outstanding debt.

Item 4.  Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP has recently been named as a defendant in a couple of class action lawsuits. The Class action lawsuits entitled In re Cattle Antitrust Litigation and Peterson et al. v. JBS USA Food Company Holdings, et al., and Pacific Agri-Products, Inc. v. JBS USA Food Company Holdings, et al., which allege, among other things, violations of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws. NBP intends to vigorously defend itself.

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
executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File
No. 333-115164) filed with the SEC on August 20, 2019).

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

Date: November 7, 2019