Form 10-K
period 2019-12-28
U. S. Premium Beef, LLC
filed 2020-03-06
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019 or

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____   to  ______.

Commission file number 333-115164

U.S. PREMIUM BEEF, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	20-1576986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12200 North Ambassador Drive, Kansas City, MO 64163
(Address of principal executive offices)

Registrant’s telephone number, including area code (866) 877-2525

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☑   Smaller Reporting Company ☐   Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 29, 2020, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I

ITEM 1.      BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

     U.S. Premium Beef, LLC’s (USPB or the Company) mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

     We believe the primary advantage of USPB’s ownership in NBP centers around USPB’s ability to provide NBP with a consistent supply of quality beef from a known source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef® product line being an example in the beef industry.

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

Company Background

     USPB was originally organized as a tax-exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 15.7 million head of cattle to NBP for processing since it commenced deliveries.

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

     On November 29, 2019, Jefferies Financial Group, Inc. (“Jefferies” or “Leucadia”) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

Employees

     USPB has seven employees as of December 28, 2019. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

     USPB’s Class A unitholders and associates deliver cattle to NBP for processing (NBP is the only beef processor that USPB has a cattle delivery agreement with). The resulting beef and beef products are marketed by NBP. Each unitholder or associate is paid for the cattle delivered to NBP based on a market-based purchase price that is subject to the agreements between USPB and NBP.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

     NBP is one of the largest beef processing companies in the U.S., accounting for approximately 13.75% of fed cattle slaughter capacity in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 9,400 employees on December 28, 2019 and generated total revenues of $8.6 billion in 2019.

     The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

     Revenues in 2019 increased 12% in comparison to 2018, primarily due to an increase in the number of cattle processed, the addition of a beef patty processing facility and an increased volume of consumer ready product sales. Cost of sales increased by 10% in 2019 as compared to 2018. The increase is due to higher volumes, offset, in part, by a decrease in the price of fed cattle. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2019 as compared to 2018.

     Revenues in 2018 increased 4% in comparison to 2017, primarily due to an increase in the number of cattle processed. Cost of sales increased by 2% in 2018 as compared to 2017. The increase is also due to an increase in the number of cattle processed. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2018 as compared to 2017.

Sales and Marketing

     NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exports products to more than 30 countries; in 2019, export sales represented approximately 13.0% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

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

Raw Materials and Procurement

     The primary raw material for the beef processing plants is live cattle. Live cattle prices change daily based on supply and demand for beef and other proteins, cattle inventory levels, weather and other factors. NBP has two beef processing facilities located in southwest Kansas and a third plant in central Iowa. The primary market area for the purchase of cattle for those facilities includes Kansas, Texas, Nebraska, Iowa and Oklahoma. A significant portion of USPB’s unitholders and associates are located in this area. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduces its reliance on any one cattle supplier and lowers in-bound transportation costs.

     On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement). Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2019, 2018, and 2017, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2019, 2018, and 2017, USPB’s Class A unitholders and associates provided approximately 23%, 25%, and 24%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

  Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.
  The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.
  On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended to five years, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2024.

     NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

Processing Facilities

     NBP owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day and a third beef processing facility in Tama, Iowa which can process approximately 1,150 head per day. NBP’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. Its ground beef patty facility is in North Baltimore, Ohio and its tannery is in St. Joseph, Missouri.

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

     NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, at December 28, 2019, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.

     The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the Federal Clean Air Act and the Kansas Air Quality Act. The St. Joseph facility is subject to, and operating under, a basis state operating air permit. The Dodge City, Liberal, Tama, Hummels Wharf and Moultrie facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

     All of NBP’s plants, other than Tama, are indirect dischargers of wastewater to publicly owned treatment works and are subject to requirements under the federal Clean Water Act, state and municipal laws, as well as agreements or permits with municipal or county authorities. NBP’s plant in Tama operates a wastewater treatment plant and is a direct discharger to the Iowa River under a National Pollutant Discharge Elimination System permit issued by the Iowa Department of Natural Resources. Upon renewal of these agreements and permits, NBP is from time to time required to make capital expenditures to upgrade or expand wastewater treatment facilities to address new and more stringent discharge requirements imposed at the time of renewal. Storm water discharges from NBP’s plants are also regulated by state and local authorities.

     All of NBP’s facilities generate solid waste streams including small quantities of hazardous wastes, and the St. Joseph facility is classified as a large-quantity generator of hazardous waste. NBP is subject to laws that provide for strict, and in certain circumstances, joint and several liability for remediation of hazardous substances at contaminated sites; however, NBP has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or state counterparts. All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

Employees

     Of NBP’s 9,400 employees, approximately 5,400 are represented by collective bargaining agreements. Approximately 2,600 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2022, approximately 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2021, approximately 240 employees at the North Baltimore plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2020 and another approximately 150 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2024.

ITEM 1A.      RISK FACTORS

     As described throughout this document, USPB’s business involves the operation of an integrated cattle processing and beef marketing enterprise in which USPB’s Class A unitholders and associates supply cattle that are processed at the facilities owned and operated by NBP. NBP markets and distributes the beef and beef products produced from both cattle supplied by USPB’s unitholders and associates and other cattle purchased by NBP from other sources. The financial results of NBP’s operations therefore are the single largest influence on USPB’s financial performance. Consequently, those factors and risks that impact the performance of NBP’s business have a direct and immediate influence on USPB’s performance. However, there are also some risks that are unique to USPB. This Risk Factors section is divided into two parts, with one subsection focusing on the risk factors that influence the performance of NBP and another subsection discussing certain risk factors that are directly applicable to USPB.

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

     Approximately 13.0% of NBP’s annual sales are export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

     In addition to the environmental laws and regulations noted above, NBP is subject to extensive and evolving regulation and oversight, including regulation by the USDA (and its FSIS, APHIS and GIPSA agencies), the FDA, the DOL, the EEOC, the DHS and other federal, state, local and foreign authorities. This regulation and oversight pertains to all aspects of NBP’s operations, including (i) the procurement of cattle, (ii) the processing, packaging, storage, safety, distribution and sale, advertising and labeling of its products, and (iii) the recruitment, employment, retention and safety of its employees. Accordingly, the failure or alleged failure to comply with existing or new laws and regulations could expose NBP to legal claims and enforcement actions and could result in administrative penalties and injunctive relief, civil remedies, fines, interruption of operations, recalls of products or seizures of properties, potential criminal sanctions and personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase costs, limit business operations and reduce profitability.

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

NBP faces industry-wide legal actions in connection with its business activities, and current or future legal actions may result in material liabilities and losses.

     NBP has been named, and from time to time may be named, in various industry-wide legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with its business activities. Adverse outcomes related to legal actions could result in substantial damages and could cause NBP’s earnings to decline.

NBP faces industry-wide legal actions in connection with its business activities, and current or future legal actions may result in material liabilities and losses.

     NBP has been named, and from time to time may be named, in various industry-wide legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with its business activities. Adverse outcomes related to legal actions could result in substantial damages and could cause NBP’s earnings to decline.

     NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases, and any other cases, vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the NBP’s consolidated financial position, results of operations and cash flows. USPB has no way of predicting what, if any, impact the litigation will have on the earnings distributed by NBP to USPB.

Risk Factors Associated with USPB

USPB facilitates the delivery of the cattle provided by its Class A unitholders and associates to NBP and does not have arrangements for alternative markets for its Class A unitholders and associates cattle.

     NBP is the only beef processor that USPB has a cattle delivery agreement with. USPB has not developed alternative customers for the cattle delivered by USPB’s Class A unitholders and associates. If events were to occur which would prevent NBP from purchasing and processing the cattle supplied by USPB’s Class A unitholders and associates, USPB would need to exercise provisions in its agreements with both NBP and USPB’s Class A unitholders that would permit USPB to reduce the number of cattle acquired from Class A unitholders and sold to NBP. While such provisions would mitigate harm to USPB, it is likely that the value of the Class A and Class B units and the associated delivery rights held by USPB’s Class A unitholders would be impaired.

USPB’s investment in NBP could become impaired.

     USPB’s investment in NBP is carried under the equity method of accounting. Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential decreases in value would cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

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

     Under applicable regulations, an unincorporated entity such as a limited liability company is treated as a partnership for federal income tax purposes unless the entity is considered a “publicly traded partnership” or the entity affirmatively elects to be taxed as a corporation. USPB has not elected to be taxed as a corporation, and USPB believes that it should be treated as a partnership not taxable as a corporation for federal income tax purposes. USPB has not requested and will not request any ruling from the IRS, however, with respect to its classification as a partnership for federal income tax purposes. If the IRS were to assert successfully that USPB were taxable as a corporation for federal income tax purposes in any taxable year, holders of Class A units and Class B units would not be required to report on their federal income tax returns their allocable share of USPB’s items of income, gain, deduction, and loss for that year and USPB would be subject to tax on its net income for that year at corporate tax rates. In addition, any distributions would be taxable to holders of Class A units and Class B units as dividend income. Taxation of USPB as a corporation could materially reduce the after-tax return on an investment in Class A units and Class B units and could substantially reduce the value of the Class A units and Class B units.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.      PROPERTIES

     USPB’s corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri 64163, in proximity to the corporate offices of NBP. The Company leases its office space from Ambassador Building, LLC, with offices at 433 S. Spring Street, Suite 700, Los Angeles, CA 90013.

ITEM 3.      LEGAL PROCEEDINGS

     For information regarding legal proceedings, see Note 8. Legal Proceedings.

ITEM 4.      NOT USED

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 29, 2020, there were 480 record holders of Class A units and 484 record holders of Class B units. The per unit transfer prices for the fiscal years 2019 and 2018 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2019
Quarter ending:
March 30, 2019	$-	$-	$180.00	$180.00	$155.00	$158.00	$260.00	$262.00
June 29, 2019	$147.50	$147.50	$187.00	$187.00	$180.00	$180.00	$-	$-
September 28, 2019	$130.00	$170.00	$161.00	$204.00	$-	$-	$-	$-
December 28, 2019	$125.00	$167.50	$125.00	$261.00	$170.00	$170.00	$-	$-
Subsequent to December 28, 2019	$10.00	$160.00	$90.00	$240.00	$-	$-	$-	$-

Fiscal Year 2018
Quarter ending:
March 31, 2018	$128.00	$128.00	$150.00	$150.00	$130.00	$136.67	$165.00	$180.00
June 30, 2018	$100.00	$132.00	$-	$-	$130.00	$159.00	$165.00	$168.00
September 29, 2018	$155.00	$155.00	$166.00	$166.00	$125.00	$160.00	$165.00	$209.00
December 29, 2018	$54.00	$125.00	$54.00	$209.00	$162.00	$170.00	$200.00	$205.00
Subsequent to December 29, 2018	$-	$-	$-	$-	$155.00	$158.00	$-	$-

     The affiliated transfers represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

     During fiscal years 2019 and 2018, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2019
March 19, 2019	$0.51	$4.46
March 29, 2019	$4.08	$35.74
April 10, 2019	$0.41	$3.58
June 14, 2019	$0.90	$7.86
September 13, 2019	$1.01	$8.85
December 17, 2019	$11.44	$100.26

Fiscal Year 2018
February 27, 2018	$3.32	$29.13
June 6, 2018	$0.93	$8.35
June 12, 2018	$4.61	$40.41
September 12, 2018	$2.68	$23.54
December 28, 2018	$0.80	$6.99

     The payment of cash distributions is made only from assets legally available for that purpose and depend on the Company’s financial condition, results of operations, and other factors then deemed relevant by USPB’s board of directors. Cash distributions are paid to the holders of Class A and Class B units at the discretion of the board of directors and to the extent permitted by USPB’s senior lenders.

     For a discussion of equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

ITEM 6.       SELECTED FINANCIAL DATA

     USPB’s investment in NBP is accounted for using the equity method of accounting as USPB has the ability to exercise significant influence but does not have financial or operational control.

     The following table sets forth selected statement of operations and balance sheet data for fiscal years ended December 28, 2019, December 29, 2018, December 30, 2017, December 31, 2016, and December 26, 2015. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings.

     The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year Ended (1)
	December 28,	December 29,	December 30,	December 31,	December 26,
	2019	2018	2017	2016	2015
	(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-	-
Selling, general, and administrative	5.1	4.5	4.0	3.6	2.4
Depreciation and amortization	-	-	-	-	-
Operating loss	(5.1)	(4.5)	(4.0)	(3.6)	(2.4)
Other income (expense):
Interest income	1.2	1.1	0.3	-	-
Equity in income (loss) of National Beef Packing Company, LLC	121.5	89.6	61.1	49.3	(18.9)
Other, net	0.4	0.4	0.1	0.7	-
Total other income (expense)	123.1	91.1	61.5	50.0	(18.9)
Net income (loss)	$118.0	$86.6	$57.5	$46.4	$(21.3)

Selected Balance Sheet Data:
Cash and cash equivalents	$77.9	$88.4	$119.1	$85.2	$85.2
Total assets	$210.1	$231.9	$259.4	$228.9	$218.2
Total members' capital	$202.8	$219.8	$224.1	$221.2	$211.8

Units outstanding:
Class A units	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
Income (loss) per unit:
Basic and diluted:
Class A Units	$16.05	$11.77	$7.82	$6.31	$(2.90)
Class B Units	$140.59	$103.16	$68.49	$55.24	$(25.40)

Outstanding weighted-average units:
Basic and diluted:
Class A Units	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385

1) Fiscal years 2019, 2018 and 2017 consisted of a 52 week year, fiscal year 2016 consisted of a 53 week year, and fiscal year 2015 consisted of a 52 week year.

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

Overview

     U.S. Premium Beef, LLC (USPB or the Company) was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with National Beef Packing Company, LLC (NBP) through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

     On December 30, 2011, USPB sold the majority of its membership interests in NBP to Leucadia National Corporation. Following the sale, USPB owned 15.0729% of NBP’s membership interests.

     On November 29, 2019, Jefferies sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

     USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. NBP’s financial statements and footnotes are attached to USPB’s 10-K.

Products and Production

     USPB provides an integrated cattle production, processing and marketing system for the benefit of its unitholders and associates. As the basis of that system, USPB’s Class A unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per delivery year basis) to deliver cattle to USPB, pursuant to the Uniform Cattle Delivery and Marketing Agreement (see Cattle Delivery Arrangements). USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

     We believe the primary advantage of USPB’s ownership in NBP centers around USPB’s ability to provide NBP with a consistent supply of quality beef from a known source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef® product line being an example in the beef industry.

     NBP is one of the largest beef processing companies in the U.S., accounting for approximately 13.75% of fed cattle slaughter capacity in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 9,400 employees on December 28, 2019 and generated total revenues of $8.6 billion in 2019.

     The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues through value-added production with its consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

     On June 10, 2019, the members of NBP acquired 100% of the ownership interests in Iowa Premium, LLC (Iowa Premium) from Sysco Holdings, LLC for $153.2 million in cash after customary working capital adjustments. The cash utilized by NBP’s members for the acquisition was distributed from NBP and immediately upon closing of the acquisition, each of the members of NBP contributed all its Iowa Premium ownership interests to NBP. The distribution, acquisition and contribution transactions were governed by several related agreements that resulted in NBP, in substance, acquiring 100% of the Iowa Premium ownership interests.

Results of Operations

     The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018	December 30, 2017
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	5.1	4.5	4.0
Operating loss	(5.1)	(4.5)	(4.0)

Other income:
Interest income	1.2	1.1	0.3
Equity in income of National Beef Packing Company, LLC	121.5	89.6	61.1
Other, net	0.4	0.4	0.1
Total other income, net	123.1	91.1	61.5
Net income	$118.0	$86.6	$57.5

Fiscal Year Ended December 28, 2019 compared to December 29, 2018

     Net Sales. There were no sales during the fifty-two week periods ended December 28, 2019 and December 29, 2018.

     Cost of Sales. There were no cost of sales during the fifty-two week periods ended December 28, 2019 and December 29, 2018.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $5.1 million for the fifty-two weeks ended December 28, 2019, compared to approximately $4.5 million for the fifty-two weeks ended December 29, 2018, an increase of approximately $0.6 million. The increase is primarily due to higher phantom unit plan expense, and higher salary and bonus expense as a result of the CEO’s new employment agreement.

     Operating Loss. Operating loss was approximately $5.1 million for the fifty-two weeks ended December 28, 2019 compared to approximately $4.5 million for the fifty-two weeks ended December 29, 2018, an increase of approximately $0.6 million.

     Interest Income. Interest income was $1.2 million during the fifty-two weeks ended December 28, 2019 and $1.1 million in the fifty-two weeks ended December 29, 2018.

     Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $121.5 million for the fifty-two weeks ended December 28, 2019 compared to $89.6 million for the fifty-two weeks ended December 29, 2018, an increase of approximately $31.9 million. The increase in fiscal year 2019 is primarily due to higher gross margins at NBP and the acquisitions of the Ohio Beef patty manufacturing facility in the first quarter of 2019 and Iowa Premium in the second quarter of 2019. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.4 million for the fifty-two weeks ended December 28, 2019 compared to $0.4 million for the fifty-two weeks ended December 29, 2018.

     Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

     Net Income. Net income for the fifty-two weeks ended December 28, 2019 was approximately $118.0 million compared to approximately $86.6 million for the fifty-two weeks ended December 29, 2018, an improvement of approximately $31.4 million. The improvement was due to higher net income at NBP.

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

     Depreciation and Amortization Expense. There were less than $0.1 million of depreciation and amortization expenses during the fifty-two week periods ended December 29, 2018 and December 30, 2017.

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

Liquidity and Capital Resources

     As of December 28, 2019, we had net working capital (the excess of current assets over current liabilities) of approximately $74.3 million, which included cash and cash equivalents of $77.9 million. As of December 29, 2018, we had net working capital (the excess of current assets over current liabilities) of approximately $80.0 million, which included cash and cash equivalents of $88.4 million. Our primary sources of liquidity for fiscal year 2019 were cash, cash flows from operating activities, and available borrowings under the Master Loan Agreement with CoBank.

     As of December 28, 2019, USPB had no long-term debt outstanding. We had a $1.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of December 28, 2019.

     USPB believes cash, cash flows from operating activities, and available borrowings under the Master Loan Agreement will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

     Net cash provided by operating activities was $130.1 million in fiscal year 2019 as compared to net cash provided by operating activities of $64.7 million in fiscal year 2018. The $65.4 million increase was primarily due to the higher distributions received from NBP that were classified as a distribution from Operating Activities.

     Net cash provided by operating activities was $64.7 million in fiscal year 2018 as compared to net cash provided by operating activities of $30.3 million in fiscal year 2017. The $34.4 million increase was primarily due to the higher distributions received from NBP that were classified as a distribution from Operating Activities.

Investing Activities

     Net cash used in investing activities was less than $0.1 million in fiscal year 2019 as compared to net cash provided by investing activities of $18.2 million in fiscal year 2018. The $18.3 million decrease was due to lower distributions received from NBP that were classified as a distribution from Investing Activities.

     Net cash provided by investing activities was $18.2 million in fiscal year 2018 as compared to net cash provided by investing activities was $30.9 in fiscal year 2017. The $12.7 million decrease was due to lower distributions received from NBP that were classified as a distribution from Investing Activities.

Financing Activities

     Net cash used in financing activities was $140.6 million in fiscal year 2019 as compared to $113.6 million in fiscal year 2018. The $27.0 million change was due to higher distributions to members in fiscal year 2019 compared to fiscal year 2018, which increased as a result of higher earnings.

     Net cash used in financing activities was $113.6 million in fiscal year 2018 as compared to $27.4 million in fiscal year 2017. The $86.2 million change was due to higher distributions to USPB’s members in fiscal year 2018 compared to fiscal year 2017.

CoBank Debt

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and the commitment fee was eliminated. The commitment has a remaining term of less than one year, maturing on June 30, 2020. The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

     All of the $1 million revolving credit commitment was available as of December 28, 2019. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at December 28, 2019.

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

Cash Payment Obligations

     The following table describes the cash payment obligations as of December 28, 2019 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2020 (Year 1)	2021 (Year 2)	2022 (Year 3)	2023 (Year 4)	2024 (Year 5)	After Year 5
Non-competition payments (1)	$2,049	$848	$848	$-	$-	$353	$-
Operating leases	$260	$58	$47	$48	$49	$50	$8
Total	$2,309	$906	$895	$48	$49	$403	$8

(1) Reflects payments to be made to current and former Chief Executive Officer's pursuant to their employment agreements.

Off-Balance Sheet Arrangements

     As of December 28, 2019 and December 29, 2018, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

     We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2019 and 2018. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 28, 2019, the Company did not have any outstanding debt.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.     CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

     Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 28, 2019, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires in
Name	Age	Positions and Offices with Registrant	March of FY
Mark R. Gardiner	59	Chairman of the Board	2020
Joe M. Morgan	68	Vice Chairman of the Board	2020
Jerry L. Bohn	70	Secretary	2022
Wayne L. Carpenter	58	Director	2022
John M. Freund	52	Director	2020
Rex W. McCloy	65	Director	2021
Jeff H. Sternberger	59	Director	2021
Stanley D. Linville	61	Chief Executive Officer	—
Scott J. Miller	55	Chief Financial Officer	—
Danielle D. Imel	44	Treasurer	—

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

     Jerry L. Bohn. Mr. Bohn is a board member and owner of Pratt Feeders. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn was NCBA’s Vice President in 2019, served on the NCBA’s Executive Committee, chairman of NCBA’s Live Cattle Marketing, and NCBA’s Policy Committee, serving as Chair in 2018 and Vice-Chair in 2017. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

     Wayne L. Carpenter. Mr. Carpenter is the President and owner of Carpenter Cattle Company Inc. which was established in 1980. His operation today consists of a 15,000 head feed yard which markets 10,000-11,000 head through USPB annually. Mr. Carpenter runs 1,100 mother cows and also yearlings on ranches in Kansas and Montana. His farming operation consists of dryland and irrigated acres, which markets most of its crop production through the feed yard. Mr. Carpenter is a member of Kansas Livestock Association and National Cattlemen’s Beef Association. Carpenter Cattle Company Inc. has been a member of USPB since USPB’s inception. Mr. Carpenter has served as a member of the Company’s board since 2016. As a member of USPB’s board of directors, Mr. Carpenter and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Fiscal Year 2019 Executive Compensation Elements

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

     Under the terms of the 2019 Employment Agreement, if Mr. Linville is employed by USPB on the last day of any fiscal year, he shall be paid an annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2019 Employment Agreement.

     For fiscal year 2019, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2019 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $15,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

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

Equity Compensation

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class B phantom units remained outstanding at December 28, 2019, all of which were fully vested.

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

Unit Ownership Guidelines

     USPB does not allow its named executive officers to own USPB’s Class A units. As of December 28, 2019, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

     The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Mark Gardiner – Chairman
Joe Morgan
Jerry Bohn

Summary Compensation Table

     The table below sets forth information regarding compensation for our named executive officers for fiscal years 2019, 2018, and 2017. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive Plan		All Other
Name and Principal				Option Awards	Compensation		Compensation
Position	Period	Salary ($)	Bonus ($)	($)	($)		($)		Total ($)

Stanley D. Linville	FY 2019	340,154	-	-	495,000	(3)	351,766	(1)	1,186,920
Chief Executive Officer	FY 2018	308,477	-	-	452,372	(3)	225,011	(1)	985,860
	FY 2017	305,172	-	-	450,000	(3)	62,554	(1)	817,726
Scott J. Miller	FY 2019	188,273	-	-	271,950	(2)	262,922	(1)	723,145
Chief Financial Officer	FY 2018	188,246	-	-	271,950	(2)	166,532	(1)	626,728
	FY 2017	188,246	-	-	245,006	(2)	39,933	(1)	473,185
Danielle D. Imel	FY 2019	132,006	-	-	195,750	(2)	159,272	(1)	487,028
Treasurer	FY 2018	133,125	-	-	195,750	(2)	99,230	(1)	428,105
	FY 2017	131,595	-	-	176,355	(2)	14,625	(1)	322,575

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,200 and $340,566, respectively in fiscal year 2019; $11,000 and $214,011, respectively in fiscal year 2018; and $10,800 and $51,754, respectively in fiscal year 2017.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,200 and $251,722, respectively in fiscal year 2019; $11,000 and $155,532, respectively in fiscal year 2018; and $10,800 and $29,133, respectively in fiscal year 2017.

 Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,200 and $148,072, respectively in fiscal year 2019; $11,000 and $88,230, respectively in fiscal year 2018; and $8,705 and $5,920, respectively in fiscal year 2017.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $495,000, $450,000, and $450,000 for fiscal years 2019, 2018, and 2017, respectively, and $0, $2,372, and $0. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts. The cumulative annual cap is $495,000 for fiscal year 2019 and $450,000 for fiscal years 2018 and 2017.

Grants of Plan-Based Awards in the Fiscal Year 2019

     The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2019.

Estimated Future Payouts under Non-Equity Incentive
Plan Awards

Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Stanley D. Linville (2)	n/a
Chief Executive Officer

Scott J. Miller	10/31/2019	$ -	$ 226,928 (1)	$ 271,950
Chief Financial Officer

Danielle D. Imel	10/31/2019	$ -	$ 163,343 (1)	$ 195,750
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2020. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2020 and will be paid out over a two-year period.

(2) There were no grants of plan-based awards in fiscal year 2019 for Mr. Linville.

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

Stanley D. Linville

For fiscal year 2020: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2019 Employment Agreement.

Scott J. Miller and Danielle D. Imel

For fiscal year 2020: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2020 USPB earnings before tax plus USPB grid premiums during fiscal year 2020, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

     We also pay discretionary cash bonuses to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2019, 2018, and 2017. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2019

	Phantom Plan Awards
	Number of Securities
	Underlying
Name and Principal Position	Unexercised Awards		Strike Price ($)		Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.04		None
	1,000 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2019, the unexercised phantom units were fully vested, and therefore exercisable.

(2) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. At the end of fiscal year 2019, the unexercised phantom units were fully vested and therefore fully exercisable.

(3) During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisified and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014,  4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 28, 2019, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
	Number of exercised	Value realized on
Name and Principal Position	awards	exercise ($)

Stanley D. Linville	-	$-
Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

     We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2019. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

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

     The table below reflects compensation paid to each director during the fiscal year 2019.

Fees Earned or
Name	Paid in Cash ($)
Mark R. Gardiner	3,000
Joe M. Morgan	3,000
Jerry L. Bohn	3,000
Wayne L. Carpenter	2,500
John M. Freund	2,750
Rex W. McCloy	2,750
Jeff H. Sternberger	2,750

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

Median employee total annual compensation for 2019	$363,631
Stanley D. Linville total annual compensation for 2019	$1,186,920
Ratio of Stanley D. Linville to Median employee compensation	3 : 1

     In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 28, 2019. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of February 29, 2020 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

		Number of Units
		Beneficially
Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class

Black Diamond Cattle Co, Inc. (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846

John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871

Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871

Jeff Sternberger (4)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

Pratt Feeders, LLC (5)	Class A	36,867	5.0%
PO Box 945	Class B	31,617	4.2%
Pratt, KS 67124

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc.
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

(5)	Includes 36,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC.

Security Ownership of Management

     The following table furnishes information, as of February 29, 2020, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 26, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number(1)	Percentage(1)	Number(1)	Percentage(1)

Jeff H. Sternberger(2)	40,770	5.5%	40,770	5.4%
Jerry L. Bohn (3)	36,867	5.0%	31,617	4.2%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	16,085	2.2%	13,085	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Stanley D. Linville	-	0.0%	-	0.0%
Scott J. Miller	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%

Directors, Nominees, and Executive Officers as a group (10 persons)(9)	138,175	18.7%	114,662	15.2%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)

Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

(3)	Includes i) 36,867 Class A and 31,617 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is an owner and Board Member.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 16,085 Class A units and 13,085 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(7)

Includes i) 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, and ii) 100 Class A and Class B units held by Gardiner Angus Ranch, Inc., all of which Mr. Gardiner has sole voting power.

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

Certain Arrangements with Holders of NBP’s Membership Interests

     All of the holders of NBP’s membership interests have entered into a limited liability company agreement that provides for, among other things, election of its board of managers, the powers of its board of managers and its officers, approval rights for certain of its equity holders, restrictions and rights related to the transfer, sale or purchase of its membership interests, and preemptive and repurchase rights.

Transactions with NBP

     On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement). Per the terms and conditions of the Amended Agreement, NBP is required to purchase through USPB from its members, and USPB is required to cause to be sold and delivered from its members to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2019, 2018, and 2017, USPB elected to increase the number of cattle that its members could deliver during USPB’s delivery year by up to 10%. During fiscal years 2019, 2018, and 2017, USPB’s members and associates provided approximately 23%, 25%, and 24%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

  Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.

  The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.
  On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended to five years, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2024.

     NBP also purchased additional cattle from certain USPB members and associates outside of the cattle supply agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Deloitte and Touche LLP, an independent registered public accounting firm, was engaged in April 2017 and served as our auditors for the review of the quarterly report on Form 10-Q for the periods ended June 24, 2017 and September 30, 2017, as our auditor for the fiscal year ended December 30, 2017, and for the review of the quarterly report on Form 10-Q for the period ended March 31, 2018. Grant Thornton LLP an independent registered public accounting firm, was engaged in June 2018 and served as our auditors for the review of the quarterly report on Form 10-Q for the periods ended June 30, 2018 and September 29, 2018, and as our auditor for the fiscal years ended December 28, 2019 and December 29, 2018 (thousands of dollars).

	December 28, 2019	December 29, 2018	December 30, 2017

Audit Fees	$121	$115	$120
Audit Related Fees	-	28	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$121	$143	$120

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

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The financial statements filed as part of this report at Item 8 are listed in the Index to the Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

3.3	Amended and Restated Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of February 28, 2019 (incorporated herein by reference to Exhibit 3.3 to Form 10-K (File No. 333-115164) filed with the SEC on March 13, 2019).

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.2(a)	First Amended and Restated Cattle Purchase and Sale Agreement Between the Company and National Beef Packing Company, LLC dated June 10, 2019 (filed herewith).

10.3(a)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(a)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.01 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.4(b)*	Amended and Restated USPB Phantom Unit Bonus Compensation Policy dated January 14, 2020 (filed herewith).

34
10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)

Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

10.5(g)	Amended and Restated Revolving Term Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

10.5(h)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 20, 2019).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(f)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.6(g)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

35

10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 6, 2020

* * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville	Chief Executive Officer (Principal Executive Officer)	March 6, 2020
Stanley D. Linville
/s/ Scott J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2020
Scott J. Miller
/s/ Mark R. Gardiner	Chairman of the Board	March 6, 2020
Mark R. Gardiner
/s/ Joe M. Morgan	Vice Chairman of the Board	March 6, 2020
Joe M. Morgan
/s/ Jerry L. Bohn	Secretary	March 6, 2020
Jerry L. Bohn
/s/ Wayne L. Carpenter	Director	March 6, 2020
Wayne L. Carpenter
/s/ John M. Freund	Director	March 6, 2020
John M. Freund
/s/ Rex W. McCloy	Director	March 6, 2020
Rex W. McCloy
/s/ Jeff H. Sternberger	Director	March 6, 2020
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP	F-2

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	F-3

Balance Sheets at December 28, 2019 and December 29, 2018	F-4

Statement of Operations for the years ended December 28, 2019, December 29, 2018, and December 30, 2017	F-5

Statement of Members' Capital for the years ended December 28, 2019, December 29, 2018, and December 30, 2017	F-5

Statement of Cash Flows for the years ended December 28, 2019, December 29, 2018, and December 30, 2017	F-6

Notes to Financial Statements	F-7

Audited Financial Statements of Significant Equity Method Investee under Rule 3-09 of Regulation S-X:

National Beef Packing Company, LLC Consolidated Balance Sheet at December 28, 2019 and December 29, 2018 and Consolidated Statement of Operations, Comprehensive Income, Cash Flows and Members’ Capital for years ended December 28, 2019, December 29, 2018, and December 30, 2017 and Notes to Consolidated Financial Statements

F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
U. S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware limited liability company) (the “Company”) as of December 28, 2019, and December 29, 2018 the related statements of operations, members’ capital, and cash flows for the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Kansas City, Missouri

March 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of U.S. Premium Beef, LLC:

Opinion on the Financial Statements

We have audited the accompanying statements of operations, member’s capital, and cash flows of U.S. Premium Beef, LLC (the "Company") for the year ended December 30, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	December 28, 2019	December 29, 2018

Current assets:
Cash and cash equivalents	$77,909	$88,411
Due from affiliates	41	21
Other current assets	29	27
Total current assets	77,979	88,459
Property, plant, and equipment, at cost	238	200
Less accumulated depreciation	195	183
Net property, plant, and equipment	43	17
Right of use assets, net	232	-
Investment in National Beef Packing Company, LLC	131,786	143,361
Other assets	43	69
Total assets	$210,083	$231,906
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$28	$12
Due to affiliates	29	44
Accrued compensation and benefits	2,260	2,158
Lease obligations	49	-
Other accrued expenses and liabilities	1,307	515
Distributions payable	50	5,687
Total current liabilities	3,723	8,416
Long-term liabilities:
Lease obligations	183	-
Other liabilities	3,340	3,734
Total long-term liabilities	3,523	3,734
Total liabilities	7,246	12,150

Commitments and contingencies	-	-

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	202,837	219,756
Total members' capital	202,837	219,756
Total liabilities and members' capital	$210,083	$231,906

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	5,079	4,476	4,008
Depreciation and amortization	17	12	13
Total costs and expenses	5,096	4,488	4,021
Operating loss	(5,096)	(4,488)	(4,021)
Other income:
Interest income	1,167	1,073	321
Interest expense	(15)	(15)	(13)
Equity in income of National Beef Packing Company, LLC	121,464	89,610	61,056
Other, net	481	408	138
Total other income	123,097	91,076	61,502
Net income	$118,001	$86,588	$57,481

Income per unit:
Basic and diluted
Class A units	$16.05	$11.77	$7.82
Class B units	$140.59	$103.16	$68.49

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC Statements of Members' Capital (thousands of dollars)

Members'
capital
Balance at December 31, 2016	$221,195
Net income for the year ended December 30, 2017	57,481
Member distributions	(54,529)
Balance at December 30, 2017	$224,147
Net income for the year ended December 29, 2018	86,588
Member distributions	(90,979)
Balance at December 29, 2018	$219,756
Net income for the year ended December 28, 2019	118,001
Member distributions	(134,920)
Balance at December 28, 2019	$202,837

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018	December 30, 2017

Cash flows from operating activities:
Net income	$118,001	$86,588	$57,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17	12	13
Equity in net income of National Beef Packing Company, LLC	(121,464)	(89,610)	(61,056)
Distributions from National Beef Packing Company, LLC	133,039	68,023	33,531
Changes in assets and liabilities:
Due from affiliates	(20)	116	(89)
Other assets	24	42	34
Accounts payable	16	(46)	(8)
Due to affiliates	(15)	(344)	351
Accrued compensation and benefits	(292)	(304)	33
Other accrued expenses and liabilities	792	231	31
Net cash provided by operating activities	130,098	64,708	30,321
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(43)	(7)	-
Distributions from National Beef Packing Company, LLC	-	18,256	30,942
Net cash (used in) provided by investing activities	(43)	18,249	30,942
Cash flows from financing activities:
Member distributions	(140,557)	(113,620)	(27,419)
Net cash used in financing activities	(140,557)	(113,620)	(27,419)
Net (decrease) increase in cash	(10,502)	(30,663)	33,844
Cash and cash equivalents at beginning of period	88,411	119,074	85,230
Cash and cash equivalents at end of period	$77,909	$88,411	$119,074
Supplemental cash disclosures:
Cash paid during the period for interest	$18	$13	$13
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$232	$-	$-
Supplemental noncash disclosures of investing activities:
Required contribution of purchased ownership interest to
National Beef Packing Company, LLC	$23,692	$-	$-
Supplemental noncash disclosures of financing activities:
Distributions payable	$-	$5,867	$-

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

     On December 5, 2011, USPB sold the majority of its membership interests in NBP to Leucadia National Corporation. Following the sale, USPB owned 15.0729% of NBP’s membership interests.

     On November 29, 2019, Jefferies Financial Group, Inc. sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

     As a result of the sale, USPB’s investment in NBP will be accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

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

U.S. Premium Beef, LLC
Notes to Financial Statements

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 28, 2019 and December 29, 2018, the Company’s balance sheet reflected Cash and cash equivalents of $77.9 million and $88.4 million, respectively.

    Investment in National Beef Packing Company, LLC

    USPB’s 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

    he table below summarizes the changes to USPB’s investment in NBP.

	December 28, 2019	December 29, 2018
	(thousands of dollars)
Beginning Investment Balance	$143,361	$140,030
Purchase of ownership interest	23,692	—
Equity in net income	121,464	89,610
Distributions	(156,731)	(86,279)
Ending Investment Balance	$131,786	$143,361

     For fiscal years 2019 and 2018, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a market based approach, and resulted in a fair value that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 28, 2019 and December 29, 2018.

     On June 10, 2019, the members of NBP acquired 100% of the ownership interests in Iowa Premium, LLC (Iowa Premium) from Sysco Holdings, LLC for $153.2 million in cash after customary working capital adjustments. The cash utilized by NBP’s members for the acquisition was distributed from NBP and immediately upon closing of the acquisition, each of the members of NBP contributed all its Iowa Premium ownership interests to NBP. The distribution, acquisition and contribution transactions were governed by several related agreements that resulted in NBP, in substance, acquiring 100% of the Iowa Premium ownership interests.

     On November 29, 2019, Jefferies Financial Group, Inc. sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%. In conjunction with the sale, NBP’s members, including USPB, received proportionate special distributions and tax distributions from NBP.

    Property, Plant, and Equipment

    Property, plant, and equipment are recorded at cost. Property, plant, and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Machinery and equipment	2 to 15 years
Furniture and fixtures	3 to 5 years
Trailers and automotive equipment	2 to 5 years

    Normal repairs and maintenance costs are charged to Selling, general and administrative expenses, as incurred.

U.S. Premium Beef, LLC
Notes to Financial Statements

     A summary of cost and accumulated depreciation for property, plant, and equipment as of December 28, 2019 and December 29, 2018 follows (thousands of dollars):

	December 28, 2019	December 29, 2018
Machinery and equipment	$19	$24
Furniture and fixtures	147	147
Trailers and automotive equipment	72	29
Total property, plant, and equipment, at cost	238	200
Accumulated depreciation	195	183
Property, plant, and equipment, net	$43	$17

    Depreciation expense was less than $0.1 million for fiscal years ended December 28, 2019 and December 29, 2018.

    Distributions Payable

    USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows.  Distributions payable were less than $0.1 million as of December 28, 2019 and $5.7 million at December 29, 2018.

    Income Taxes

    Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

    Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 28, 2019 and December 29, 2018, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $1.2 million and $0.4 million, respectively.

    Selling, General, and Administrative

    Selling expenses consist primarily of salaries, bonuses, phantom unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

    Noncompetition Payments

    The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2019 and 2018, the former CEO was paid $845,897 and $844,938, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $845,000 per year during calendar years 2020 and 2021.

    The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

    As of December 28, 2019 and December 29, 2018, the Company had accrued $1.9 million and $2.7 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

U.S. Premium Beef, LLC
Notes to Financial Statements

	December 28, 2019	December 29, 2018
	(thousands of dollars)
Current non-compete	$848	$846
Long-term non-compete	1,089	1,843
	$1,937	$2,689

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

Income Per Unit Calculation	52 weeks ended	52 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 28, 2019	December 29, 2018	December 30, 2017

Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$11,800	$8,659	$5,748
Class B	$106,201	$77,929	$51,733

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$16.05	$11.77	$7.82
Class B	$140.59	$103.16	$68.49

NOTE 3.      Long-Term Debt and Loan Agreements

    (a)      Master Loan Agreement

    On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and the commitment fee was eliminated. The commitment has a remaining term of less than one year, maturing on June 30, 2020. The Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

    All of the $1 million revolving credit commitment was available as of December 28, 2019. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at December 28, 2019.

U.S. Premium Beef, LLC
Notes to Financial Statements

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

    The Company was in compliance with the Master Loan Agreement’s Net Worth covenant as of December 28, 2019 and December 29, 2018.

    (b)      Operating Leases

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

    Upon review of its lease arrangements, USPB determined that its two office leases were subject to the new leasing standard. The Kansas City, MO office lease has a remaining term of approximately 5.2 years (assuming the final 3-year renewal is exercised) and the Dodge City, KS office has a remaining term of approximately 1.0 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $3,790, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,018, which is not subject to adjustment. Both offices are used for general office use only. As of December 28, 2019, the present value of the remaining operating lease payments for the offices equaled $0.2 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate adjusted for lease term.

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

NOTE 4.      Employee Options and Benefit Plans

    In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2019, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $1.0 million, $0.6 million, and $0.3 million was recognized in fiscal years 2019, 2018, and 2017, respectively.

    On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. The phantom units became fully vested in January 2018. Compensation expense of $0.3 million, $0.2 million and $0.1 million was recognized in fiscal years 2019, 2018, and 2017, respectively.

U.S. Premium Beef, LLC
Notes to Financial Statements

     As of December 28, 2019 and December 29, 2018, the Company had accrued $2.3 million and $1.9 million, respectively, for the management phantom plans. The accrued amounts are included in Other liabilities on the balance sheet.

     USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 28, 2019 and December 29, 2018, the Company had accrued $1.4 million and $1.3 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

     The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.1 million for fiscal years 2019, 2018, and 2017, respectively.

NOTE 5.      Other Income

     Other non-operating income, net was $0.5 million, $0.4 million, and $0.1 million, for fiscal years 2019, 2018, and 2017, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6.      Income Taxes

      USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes were less than $0.1 million in tax years 2019, 2018, and 2017.

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

     On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement). Per the terms and conditions of the Amended Agreement, NBP is required to purchase through USPB from its members, and USPB is required to cause to be sold and delivered from its members to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2019, 2018, and 2017, USPB elected to increase the number of cattle that its members could deliver during USPB’s delivery year by up to 10%. During fiscal years 2019, 2018, and 2017, USPB’s members and associates provided approximately 23%, 25%, and 24%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. NBP believes the pricing grids are based on terms that could be obtained from an unaffiliated party. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

U.S. Premium Beef, LLC
Notes to Financial Statements

  Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.

  The purchase price of cattle delivered by USPB members to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to such Tama, Iowa processing facility or to non-grid cattle with comparable performance.

  On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended to five years, unless either party elects to not extend the term.

     NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

     On June 10, 2019, the members of NBP acquired 100% of the ownership interests in Iowa Premium, LLC (Iowa Premium) from Sysco Holdings, LLC for $153.2 million in cash after customary working capital adjustments. The cash utilized by NBP’s members for the acquisition was distributed from NBP and immediately upon closing of the acquisition, each of the members of NBP contributed all its Iowa Premium ownership interests to NBP. The distribution, acquisition and contribution transactions were governed by several related agreements that resulted in NBP, in substance, acquiring 100% of the Iowa Premium ownership interests.

     On November 29, 2019, Jefferies Financial Group, Inc. (Jefferies) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB’s Board of Directors elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

     In conjunction with its sale of ownership interests, NBP’s members, including USPB, received proportionate special distributions and tax distributions from NBP.

     At December 28, 2019 and December 29, 2018, the Company had receivables of less than $0.1 million due from unitholders and associates.

     At December 28, 2019 and December 29, 2018, the Company had payables of less than $0.1 million due to unitholders and associates.

NOTE 8.      Legal Proceedings

     As of December 28, 2019, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in two class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, and Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

U.S. Premium Beef, LLC
Notes to Financial Statements

    NBP is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NPB’s financial condition, results of operations or liquidity.

    USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

NOTE 9.      Quarterly Results (Unaudited)

    Selected quarterly financial data for fiscal years 2019 and 2018 are set forth below (dollars in thousands, except per unit data):

		Operating	Net	Basic and Diluted Earnings Per
	Net Sales	Loss	Income	Class A Unit	Class B Unit
2019 quarterly results:
March 30, 2019	$-	$(1,809)	$10,538	$1.43	$12.56
June 29, 2019	-	(891)	24,748	$3.37	$29.49
September 28, 2019	-	(822)	41,350	$5.62	$49.27
December 28, 2019	-	(1,574)	41,365	$5.63	$49.27
	$-	$(5,096)	$118,001

2018 quarterly results:
March 31, 2018	$-	$(1,445)	$9,201	$1.25	$10.96
June 30, 2018	-	(1,092)	27,788	$3.78	$33.11
September 29, 2018	-	(816)	28,928	$3.93	$34.47
December 29, 2018	-	(1,135)	20,671	$2.81	$24.63
	$-	$(4,488)	$86,588

NOTE 10.      Subsequent Events

    USPB has evaluated subsequent events through the date the financial statements were issued and determined there were no such events to report.

NATIONAL BEEF PACKING COMPANY, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers
National Beef Packing Company, LLC

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheets as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the fiscal years then ended, and the related notes to the financial statements.

Management's responsibility for the financial statements

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 28, 2019 and December 29, 2018, and the results of their operations and their cash flows for the fiscal years then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC 842. Our opinion is not modified with respect to this matter.

/s/ Grant Thornton LLP
Kansas City, Missouri

February 25, 2020

INDEPENDENT AUDITORS’ REPORT

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC and its subsidiaries (the "Company"), which comprise the consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the fiscal year ended December 30, 2017, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Beef Packing Company, LLC and its subsidiaries for the fiscal year ended December 30, 2017, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Kansas City, Missouri

March 14, 2018

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	December 28, 2019	December 29, 2018(a)

Assets
Current assets:
Cash and cash equivalents	$12,507	$46,746
Accounts receivable, less allowance for returns and doubtful accounts of $2,540 and $2,584, respectively	290,391	225,251
Due from affiliates	961	803
Other receivables	5,887	4,718
Inventories	287,795	256,338
Other current assets	28,819	21,025
Total current assets	626,360	554,881
Property, plant and equipment, at cost:
Land and improvements	35,453	27,056
Buildings and improvements	261,280	230,422
Machinery and equipment	536,763	452,084
Trailers and automotive equipment	3,410	2,576
Furniture and fixtures	15,540	13,899
Construction in progress	88,372	59,853
	940,818	785,890
Less accumulated depreciation	412,921	343,104
Net property, plant and equipment	527,897	442,786
Goodwill	30,634	14,991
Other intangibles, net of accumulated amortization of $364,196 and $316,782, respectively	506,092	494,286
Right of use assets, net of accumulated amortization of $21,306 and $0, respectively	90,907	—
Other assets	29,316	19,581
Total Assets	$1,811,206	$1,526,525

Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$19,678	$18,198
Current portion of right of use liabilities	25,248	—
Cattle purchases payable	116,280	109,083
Accounts payable — trade	109,232	88,936
Due to affiliates	2,762	150
Accrued compensation and benefits	151,920	111,046
Accrued insurance	21,819	24,515
Other accrued expenses and liabilities	44,794	34,399
Total current liabilities	491,733	386,327
Long-term debt, excluding current installments	410,560	161,639
Long-term portion of right of use liabilities	67,077	—
Other liabilities	21,603	22,273
Total liabilities	990,973	570,239
Commitments and contingencies
Members’ capital:
Members’ capital	820,332	956,365
Accumulated other comprehensive loss	(99)	(79)
Total members’ capital	820,233	956,286
Total Liabilities and Members' capital	$1,811,206	$1,526,525

(a) Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018(a)	December 30, 2017
Net sales	$8,579,568	$7,680,763	$7,353,662
Costs and expenses:
Cost of sales	7,554,273	6,890,424	6,764,057
Selling, general and administrative	83,005	74,720	77,459
Depreciation and amortization	121,598	105,512	98,515
Total costs and expenses	7,758,876	7,070,656	6,940,031
Operating income	820,692	610,107	413,631
Other income (expense):
Interest income	465	314	339
Interest expense	(11,515)	(10,483)	(6,658)
Income before taxes	809,642	599,938	407,312
Income tax expense	3,038	2,607	2,238
Net income	$806,604	$597,331	$405,074

    (a)   Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018(a)	December 30, 2017

Net income	$806,604	$597,331	$405,074
Other comprehensive income:
Foreign currency translation adjustments	(20)	(22)	80
Comprehensive income	$806,584	$597,309	$405,154

     (a)   Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018(a)	December 30, 2017
Cash flows from operating activities:
Net income	$806,604	$597,331	$405,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,598	105,512	98,515
Provision for returns and doubtful accounts	11,294	9,575	9,416
Deferred income tax provision	166	248	823
Gain on disposal of property, plant and equipment	(93)	(960)	(1,144)
Amortization of debt issuance costs	735	722	766
Change in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(57,561)	(41,361)	(29,370)
Due from affiliates	(158)	(17)	132
Other receivables	(1,169)	4,584	(2,787)
Inventories	(12,980)	14,615	14,051
Other assets	(17,480)	(9,829)	(4,598)
Right of use assets and lease liabilities, net	1,418	—	—
Cattle purchases payable	(11)	(7,649)	24,460
Accounts payable	8,674	(1,851)	7,485
Due to affiliates	2,612	(612)	(251)
Accrued compensation and benefits	40,874	28,406	13,930
Accrued insurance	(2,696)	9,854	(10,381)
Other accrued expenses and liabilities	4,633	6,611	27,905
Net cash provided by operating activities	906,460	715,179	554,026
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(91,553)	(96,530)	(70,446)
Acquisition of Iowa Premium, LLC, net of cash acquired	(145,195)	—	—
Proceeds from sale of property, plant and equipment	1,916	2,122	2,791
Net cash used in investing activities	(234,832)	(94,408)	(67,655)
Cash flows from financing activities:
Receipts under revolving credit lines	167,696	255,288	280,000
Payments under revolving credit lines	(200,000)	(290,288)	(200,000)
Repayments of term note payable	—	—	(17,500)
Receipts under reducing revolving credit lines	741,250	300,000	197,500
Payments under reducing revolving credit lines	(470,250)	(285,000)	(335,000)
Net repayments of other indebtedness/capital leases	(1,429)	(105)	(119)
Cash paid for financing costs	(450)	—	(2,769)
Cash paid for common control acquisition	(60,000)	—	—
Member distributions	(882,637)	(572,409)	(427,739)
Net cash used in financing activities	(705,820)	(592,514)	(505,627)
Effect of exchange rate changes on cash	(47)	(27)	70
Net (decrease) increase in cash	(34,239)	28,230	(19,186)
Cash and cash equivalents at beginning of period	46,746	18,516	37,702
Cash and cash equivalents at end of period	$12,507	$46,746	$18,516
Supplemental disclosures:
Cash paid during the period for interest	$11,409	$11,333	$6,512
Cash paid during the period for taxes	$1,458	$1,906	$792
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$11,551	$3,677	$—
Assets acquired through capital lease	$12,849	$147	$137

(a) Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ Capital
(in thousands)

		Accumulated Other
		Comprehensive
	Members’ Capital	(Loss) Income	TOTAL
Balance at December 31, 2016	$951,930	$(137)	$951,793
Net income	405,074	—	405,074
Distributions	(427,739)	—	(427,739)
Foreign currency translation adjustments	—	80	80
Balance at December 30, 2017	$929,265	$(57)	$929,208
Net income	597,331	—	597,331
Equity acquired in common control transaction	2,178	—	2,178
Distributions	(572,409)	—	(572,409)
Foreign currency translation adjustments	—	(22)	(22)
Balance at December 29, 2018 (a)	$956,365	$(79)	$956,286
Net income	806,604	—	806,604
Contributions	157,181	—	157,181
Common control transaction distribution	(60,000)	—	(60,000)
Distributions	(1,039,818)	—	(1,039,818)
Foreign currency translation adjustments	—	(20)	(20)
Balance at December 28, 2019	$820,332	$(99)	$820,233

(a) Financial information has been recast to include results attributable to Ohio Beef

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

     The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas. As of December 28, 2019 and December 29, 2018, approximately 58% and 63% respectively, of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 8).

     On June 5, 2018, Marfrig Global Foods S.A (Marfrig) acquired a 51% interest in the Company from certain existing members for aggregate net cash consideration of approximately $969.0 million.

     On November 30, 2019, Marfrig and certain existing members acquired an additional approximate 31% interest in the Company from an existing member for aggregate net cash consideration of approximately $860.0 million.

NOTE 2.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All amounts in the accompanying consolidated financial statements and related notes are presented in U.S. dollars.

     Accounting Changes

     Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in the consolidated financial statements.

     Effective December 30, 2018, the beginning of our 2019 fiscal year, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, “Leases” (“ASC 842”). We adopted this standard utilizing the FASB’s transition option which allows the Company to continue to apply the legacy guidance in ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the relevant lease information in the accompanying financial statements and disclosures is accounted for under ASC 842 for fiscal year 2019, and ASC 840 for fiscal years 2018 and 2017. Adoption of the standard in fiscal 2019 resulted in an operating lease right of use asset of approximately $75.4 million and an operating lease right of use liability of approximately $76.4 million. Additional information regarding leases is included in “Note 4. Leases.”

     Effective December 31, 2017, the beginning of our 2018 fiscal year, the Company adopted FASB’s ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). We adopted this standard using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. The comparative information was not restated and continues to be presented under the accounting standards in effect for those periods. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition.”

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fiscal Year

     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2019, 2018 and 2017 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

     Allowance for Returns and Doubtful Accounts

     The allowance for returns and doubtful accounts is the Company’s best estimate of the amount of probable returns and credit losses in the Company’s existing accounts receivable. The Company determines these allowances based on historical experience, customer conditions and management’s judgments. Management considers factors such as changes in the economy and industry. Specific accounts are reviewed individually for collectability.

     The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 30, 2017	$(3,944)	$(9,416)	$9,149	$(4,211)
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)
December 28, 2019	$(2,584)	$(11,294)	$11,338	$(2,540)

     Inventories

     Inventories consist primarily of beef and beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

     Inventories at December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2019	December 29, 2018
Dressed and boxed beef products	$212,231	$190,683
Beef by-products	38,542	35,789
Parts, supplies and other	37,022	29,866
Total inventory	$287,795	$256,338

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

     Depreciation expense was $74.2 million, $60.3 million and $53.3 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

     Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations as incurred.

     The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.4 million, $1.9 million and $1.0 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2019 or 2018.

     Goodwill and Other Intangible Assets

     ASC 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of a reporting unit to the reporting unit’s book value to determine if any impairment exists. Fair values are based on valuation techniques we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge. If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on the Company’s goodwill, the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded. Adverse market or economic events could result in impairment charges in future periods.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amounts of goodwill are as follows (in thousands):

	December 28, 2019	December 29, 2018

Beginning balance	$14,991	$14,991
Iowa Premium, LLC acquisition	15,643	—
Ending balance	$30,634	$14,991

     ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2019 or 2018 related to the Company’s intangible assets, thus no impairment charge was recorded.

     The amounts of other intangible assets are as follows (amounts in thousands):

	Weighted Average Amortization Period	December 28, 2019
		Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	18	$433,300	$181,675
Trade names	20	290,148	104,934
Cattle supply relationships	15	143,600	76,587
Other	6	3,240	1,000
Total intangible assets	18	$870,288	$364,196

	Weighted Average Amortization Period	December 29, 2018
		Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	18	$406,530	$158,095
Trade names	20	260,108	91,093
Cattle supply relationships	15	143,600	67,013
Other	10	830	581
Total intangible assets	18	$811,068	$316,782

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 the Company recognized $47.4 million, $45.3 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 28, 2019, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2020	$49,134
2021	49,134
2022	49,051
2023	48,713
2024	48,445
Thereafter	261,615
Total	$506,092

     Overdraft Balances

     The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in operating activities on the Company’s consolidated statement of cash flows.

     Self-insurance

     The Company is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued in accrued insurance and other long-term liabilities in the Company’s consolidated balance sheets based upon the Company’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income Taxes

     The provision for income taxes is computed on a separate legal entity basis. Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company. To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2019, 2018, 2017 and 2016.

     Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 28, 2019 and December 29, 2018, as substantially all debt carries variable interest rates.

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

     Advertising

     Advertising expenses are charged to operations in the period incurred and were $17.5 million, $16.2 million and $20.8 million for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.

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

Disaggregated Revenue

     The following table further disaggregates our sales to customers by major revenue stream (in thousands):

	December 28, 2019	December 29, 2018
Beef, pork & beef by-products	$8,735,243	$7,811,381
Other	229,174	229,931
Intercompany	(384,849)	(360,549)
Net Sales	$8,579,568	$7,680,763

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

     Nearly all of the Company’s contracts with its customers are short-term, defined as less than one year. The Company receives payment from customers based on terms established with the customer. Payments are typically due within seven days of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. The Company, which ships internationally, requires certain customers to pay in advance to avoid collection risk. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract and are included in other accrued expenses and liabilities in the consolidated balance sheets.

     Changes in the contract liability balances during 2019 are as follows (in thousands):

	December 28, 2019	December 29, 2018	Change
Contract liabilities	$21,079	$15,096	$5,983

Changes in the contract liability balances during 2018 are as follows (in thousands):

	December 29, 2018	December 30, 2017	Change
Contract liabilities	$15,096	$20,904	$(5,808)

     Substantially all of the contract liability as of December 29, 2018 was recognized in revenue during 2019. The Company expects to recognize substantially all of the current year liability in 2020.

NOTE 4.    LEASES

     The Company reviews all agreements entered into in order to determine if the contract contains a lease which will be accounted under ASC 842. Our portfolio of leases primarily consists of machinery, equipment and railcars for our slaughter and fabrication facilities and tractors and trailers for our wholly owned trucking subsidiary, National Carriers. In addition, we lease our corporate headquarters facility and various regional offices.

     Many of our tractor and trailer leases include a terminal rental adjustments clause (“TRAC”). Under these arrangements, at the end of the lease term and upon the lessor’s sale or disposition of the assets, if the amount received by the lessor is less than an amount predetermined and agreed upon in the lease arrangement, or the TRAC value, the Company is liable to the Lessor and shall immediately pay to the Lessor the amount of the deficiency as additional rental payments. The additional amount is typically limited to the TRAC value less a percentage of the original fair value of the leased assets. The Company considers these potential incremental lease payments as residual value guarantees and only includes the probable portion as lease payments upon lease commencement.

     The majority of our leases include fixed rental payments. Certain of our lease agreements contain options or renewals that extend the lease term. Upon lease commencement, we only reflect the payments related to options or renewals within the right of use asset and lease liability balances when the option or renewals are reasonably certain to be exercised. The Company expects that it will renew lease agreements or enter new leases as the existing leases expire.

     Upon adoption of ASC 842, we elected the package of practical expedients whereby the Company will not assess whether any expired or existing contracts are leases or contain leases under ASC 842, classification of any expired or existing leases under ASC 842 and whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under ASC 842. In addition, we have elected the practical expedient to keep short-term leases (defined as less than 12 months without a purchase option that is likely to be exercised) off of our balance sheet and the practical expedient to combine lease and non-lease components by class of underlying asset.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     When capitalizing right of use assets and lease liabilities, the Company uses the rate implicit in the lease, if it is readily available, otherwise, we use or our incremental borrowing rate.

     During 2019, we recognized rent expense associated with our leases as follows (in thousands):

December 28, 2019
Operating lease cost:
Fixed rent expense	$25,494
Variable rent expense	14
Finance lease cost:
Amortization of ROU assets	1,752
Interest expense	437
Short-term lease cost	6,448
Net lease cost	$34,145

Lease cost – Cost of sales	29,388
Lease cost – SG&A	2,568
Lease cost – Depreciation & Amortization	1,752
Lease cost – Interest expense	437
Net lease cost	$34,145

     Rent expense associated with operating leases was $24.5 million and $20.6 million for fiscal years 2018 and 2017, respectively.

     Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 28, 2019, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

December 28, 2019
Finance lease ROU assets	$11,388
Finance lease liabilities:
Current installments of long-term debt	1,832
Long-term debt	9,895

     During the year ended, December 28, 2019, we had the following cash and non-cash activities associated with our leases (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$24,928
Operating cash flows from finance leases	401
Financing cash flows from finance leases	1,429

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	112,218
New finance lease liabilities	12,849

     The future payments due under operating and finance leases as of December 28, 2019 is as follows (in thousands):

	Operating	Finance
Due in:
2020	$28,052	$2,287
2021	26,051	2,237
2022	20,860	2,309
2023	11,758	1,963
2024	6,401	2,133
Thereafter	7,070	2,346
Total	100,192	13,275

Future interest	(7,867)	(1,548)
Lease liabilities recognized	$92,325	$11,727

     As of December 28, 2019, the weighted-average remaining lease term for all operating leases is 3.71 years, while the weighted-average remaining lease term for all finance leases is 5.96 years.

     As of December 28, 2019, the weighted-average discount rate associated with operating leases is 3.7%, while the weighted-average discount rate associated with finance leases is 4.2%

NOTE 5.    ACQUISITIONS

     On February 28, 2019, we acquired 100% of the ownership interests in Ohio Beef USA, LLC (Ohio Beef) from NBM US Holdings, Inc., a subsidiary of Marfrig, for $60.0 million in cash. Ohio Beef is a fresh and frozen beef patty processor in North Baltimore, Ohio. The Company determined this acquisition to be a common control transaction under ASC 805, “Business Combinations.” Therefore, we accounted for this transaction at the carrying amount of the net assets acquired.

     As a result of the Ohio Beef transaction, the prior period consolidated financial statements for the periods in which both entities were under common control have been adjusted. Accordingly, the Company’s prior period consolidated financial statements from the date of common control under Marfrig, or June 5, 2018, have been adjusted  to include the financial information of Ohio Beef for that same period. The $60.0 million cash payment in fiscal 2019 was treated as an equity distribution in the current period.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 10, 2019, the members of the Company acquired 100% of the ownership interests in Iowa Premium, LLC (“Iowa Premium”) from Sysco Holdings, LLC for $153.2 million in cash after customary working capital adjustments. The cash utilized by the members for the acquisition was distributed from the Company and immediately upon closing of the acquisition, each of the members of the Company contributed all its Iowa Premium ownership interests to the Company. The distribution, acquisition and contribution transactions were governed by several related agreements that resulted in the Company, in substance, acquiring 100% of the Iowa Premium ownership interests. The following table summarizes the purchase price allocation for Iowa Premium and the fair value of the assets acquired, and liabilities assumed at the acquisition date (in thousands):

Tangible assets and liabilities
Cash and cash equivalents	$7,975
Accounts receivable	18,873
Inventory	18,477
Other current assets	69
Property, plant and equipment	48,815
Other assets	146
Accounts payable	(3,748)
Cattle purchases payable	(7,208)
Other accrued expenses and liabilities	(5,092)
Other intangible assets	59,220
Goodwill	15,643
Net assets acquired	$153,170

     The Company allocated approximately $59.2 million of the purchase price to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective weighted average amortization periods (amounts in thousands):

	Weighted- Average Amortization Period	Amount

Identifiable Intangible Assets:
Trade names	20	$30,040
Non-compete	4	2,410
Noncontractual customer relationships	15	26,770
Total identifiable intangible assets		$59,220

     The fair value of identifiable intangible assets consists of trade names, customer relationships, and non-compete agreements. As a result of the acquisition, we recognized $15.6 million of goodwill. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition, and the excess was allocated to goodwill. Goodwill represents the value we expect to achieve through the implementation of operation synergies and growth opportunities.

     The fair value of assets acquired, and liabilities assumed are based on estimates of fair values as of the acquisition date. Several valuation techniques were used to determine fair value, with the primary techniques being discounted cashflow, relief-from-royalty and excess earnings methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. We are currently evaluating the impact of the new guidance on our financial statements; however, given our historical experience with bad debt write-offs, we do not expect a material impact.

     In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The provisions of the new guidance will be effective as of the beginning of our 2020 fiscal year. Upon adoption, we do not expect this guidance will have a material impact on our consolidated financial statements.

NOTE 7.    LONG-TERM DEBT AND LOAN AGREEMENTS

     The Company has entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 28, 2019, and December 29, 2018, debt consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Short-term debt:
Reducing revolver credit facility (a)	18,750	18,750
Current portion of loan costs (c)	(904)	(723)
Current portion of capital lease obligations (c)	1,832	171
	19,678	18,198

Long-term debt:
Reducing revolver credit facility (a)	387,250	116,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	12,696	45,000
Long-term portion of loan costs (c)	(1,281)	(1,746)
Long-term capital lease obligations (c)	9,895	135
	410,560	161,639
Total debt	$430,238	$179,837

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)  Senior Credit Facilities - In June 2017, the Company entered into a Third Amended and Restated Credit Agreement (the "Debt Agreement"). The Debt Agreement matures in June 2022. In March 2018, the Company amended the Debt Agreement to include a $375.0 million reducing revolver loan and a $275.0 million revolving credit facility. In November 2019, the Company exercised an Accordion Option (the “Accordion Option”) associated with the reducing revolver credit facility. Through the exercise of the Accordion Option, the reducing revolver commitment was increased to $456.3 million. The reducing revolver loan commitment decreases by approximately $18.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a single financial covenant that requires the Company to maintain a minimum tangible net worth; at December 28, 2019, the Company was in compliance with the single financial covenant.

     At December 28, 2019, the Company’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $406.0 million and $12.7 million drawn on the revolving credit facility. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 3.0% depending upon certain financial ratios and the rate selected. At December 28, 2019, the interest rates on the outstanding reducing revolving loan and revolving credit facility were 3.4% and 5.5%, respectively.

     Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit. Letters of credit aggregating $14.1 million were outstanding at December 28, 2019. Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. At December 28, 2019, after deducting outstanding amounts and issued letters of credit, $248.2 million of the unused revolving credit facility and $50.3 million of the reducing revolver commitment was available to the Company.

(b)  Industrial Development Revenue Bonds - Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings. Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the facility and leased the facility to the Company for an identical term under a capital lease. The Company purchased the City's bonds with proceeds of its term loan under the Debt Agreement. Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility remains a component of property, plant and equipment in the Company’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million. During 2019 the Company extended the basic term of the bonds based on the original agreement and exercised its right to purchase the project. The purchase closed in 2020.

     The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.9 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million. Of the four series of bonds, only the $1.0 million and $1.0 million due on demand or on February 1, 2029 and March 1, 2027, respectively remain outstanding. The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because each series of bonds is backed by a letter of credit under our Debt Agreement, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.

      On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings. Under the transaction, the city of St. Joseph issued $10.2 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease. The Company purchased the City's bonds with proceeds of our term loan under the Debt Agreement. Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves. As a result of the capital lease treatment, the equipment remains a component of property, plant and equipment in NBP’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.

(c)  Debt issuance costs - Amortization of $0.7 million, $0.7 million and $0.8 million was charged to interest expense during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

     The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 28, 2019, are as follows (in thousands):

Minimum
Principal
Maturities
Fiscal year ending December:
2020	$19,678
2021	19,708
2022	382,806
2023	1,765
2024	1,997
Thereafter	4,284
Total minimum principal maturities	$430,238

Other Commitments

     Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2019, 2018 and 2017, respectively. Payments under the commitment will be $0.8 million in each of the fiscal years 2020 through 2023.

NOTE 8.    RETIREMENT PLANS

     The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $1.9 million, $1.5 million and $1.3 million for the fiscal years 2019, 2018 and 2017, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which is included in Cost of sales in the Consolidated Statements of Operations for the 52-week period ending December 30, 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the Consolidated Balance Sheets. The long-term portion of the withdrawal liability is approximately $17.2 million and $18.0 million for the periods ending December 28, 2019 and December 29, 2018 and is included in Other liabilities on the Consolidated Balance Sheets.

NOTE 9.    INCOME TAXES

     Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current provision:	$
Federal	1,442	$1,233	$764
State	1,338	1,081	594
Foreign	92	45	57
Total current tax expense	2,872	2,359	1,415
Deferred provision:
Federal	136	200	707
State	30	48	116
Foreign	—	—	—
Total deferred tax expense	166	248	823
Total income tax expense	$3,038	$2,607	$2,238

       Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to earnings before income taxes) as follows (in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018	December 30, 2017
Computed “expected” income tax expense	$169,865	$125,395	$142,559
Passthrough “expected” income tax expense	(168,442)	(124,152)	(141,632)
State taxes, net of federal	1,368	1,129	710
Permanent differences	249	229	313
Rate Change	—	—	312
Other	(2)	6	(24)
Total income tax expense	$3,038	$2,607	$2,238

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2019 and December 29, 2018 are presented below (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2019	December 29, 2018
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$17	$18
Intangible assets	22	41
Self-insurance and workers’ compensation accruals	712	822
Employee benefit accruals	174	174
Total gross deferred tax assets	925	1,055
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	1,112	1,076
Other	64	65
Total gross deferred tax liabilities	1,176	1,141
Net deferred tax liabilities	$(251)	$(86

     Net deferred tax liabilities at December 28, 2019 and December 29, 2018 are included in the consolidated balance sheet as other liabilities.

     Deferred tax liabilities relate to the operations of National Carriers.

     There were no valuation allowances provided for at December 28, 2019 and December 29, 2018. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. There are no unrecognized tax benefits recorded in the Company’s Consolidated Financial Statements as of December 28, 2019 or December 29, 2018.

NOTE 10.    RELATED PARTY TRANSACTIONS

     The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. In addition, the Company has certain purchase and sale transactions with Marfrig in the ordinary course of business.

     During fiscal years 2019, 2018 and 2017, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	December 28, 2019	December 29, 2018	December 30, 2017

Sales to:
Beef Products, Inc. (1)	$34,773	$28,360	$31,672
MF Foods USA, LLC (2)	57	-	-
Total sales to affiliate	$34,830	$28,360	$31,672
Purchases from:
Beef Products, Inc. (1)	$12,565	$12,750	$13,410
Weston Importers, LTD (3)	656	-	-
Total purchases from affiliate	$13,221	$12,750	$13,410

________________

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

(2) MF Foods USA, LLC is a wholly owned subsidiary of Marfrig

(3) Weston Importers, LTD is a wholly owned subsidiary of Marfrig

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 28, 2019 and December 29, 2018, the amounts due from BPI for the sale of beef trimmings were approximately $0.9 million and $0.8 million, respectively. At December 28, 2019 and December 29, 2018, the amounts due to BPI for the purchase of processed lean beef were approximately $0.6 million and $0.2 million, respectively.

     In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. We paid approximately $1.6 million during 2019 and $1.7 million during fiscal years 2018 and 2017 to BPI in technology and support fees.

     We are party to a long-term cattle supply agreement with US Premium Beef, a minority owner of the Company. Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 23% and 25% of our cattle requirements under this agreement during 2019 and 2018, respectively.

NOTE 11.    FAIR VALUE MEASUREMENTS

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

     The following table details the assets and liabilities measured at fair value on a recurring basis as of December 28, 2019, and December 29, 2018 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 28, 2019	(Level 1)	Inputs (Level 2)	(Level 3)
Other current assets — derivatives	$722	$25	$697	$—
Other accrued expenses and liabilities
— derivatives	$644	$637	$7	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 29, 2018	(Level 1)	Inputs (Level 2)	(Level 3)
Other current assets — derivatives	$571	$—	$571	$—
Other accrued expenses and liabilities
— derivatives	$575	$566	$9	$—

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

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

     The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 28, 2019 and December 29, 2018. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

     The following table presents the fair values as discussed in Note 11 and other information regarding derivative instruments not designated as hedging instruments as of December 28, 2019 and December 29, 2018 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of December 28, 2019		As of December 28, 2019
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts	Other current assets	$722	Other accrued expenses and liabilities	$644
Totals		$722		$644

	Derivative Asset		Derivative Liability
	As of December 29, 2018		As of December 29, 2018
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts	Other current assets	$571	Other accrued expenses and liabilities	$575
Totals		$571		$575

     The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the Consolidated Statement of Operations for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss)
		Recognized in
		Income on Derivatives

	Location of Gain or (Loss)	Fiscal Year	Fiscal Year	Fiscal Year
Derivatives Not Designated as	Recognized in Income	Ended	Ended	Ended
Hedging Instruments	on Derivatives	December 28, 2019	December 29, 2018	December 30, 2017
Commodity contracts	Net sales	$(11)	$5,876	$6,046
Commodity contracts	Cost of sales	2,443	4,936	(9,242)
Totals		$2,432	$10,812	$(3,196)

NOTE 13.    LEGAL PROCEEDINGS AND CONTINGENCIES

     The Company is a defendant in two class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, and Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. The Company is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the Company’s consolidated financial position, results of operations and cash flows.

     The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 14.    SUBSEQUENT EVENTS

     The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 25, 2020, the date the financial statements were available for issuance.