Form 10-Q
period 2020-03-28
U. S. Premium Beef, LLC
filed 2020-05-07
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020
or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☑   Small Reporting Company  ☐

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☑

The registrant’s units are not traded on an exchange or in any public market. As of April 25, 2020, there were 735,385 Class A units and 755,385 Class B units outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchanges on which registered
N/A	N/A	N/A

     Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

ii

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	March 28, 2020	December 28, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$74,782	$77,909
Due from affiliates	157	41
Other current assets	19	29
Total current assets	74,958	77,979
Property, plant, and equipment, at cost	243	238
Less accumulated depreciation	198	195
Net property, plant, and equipment	45	43
Right of use assets, net	220	232
Investment in National Beef Packing Company, LLC	144,886	131,786
Other assets	12	43
Total assets	$220,121	$210,083
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$25	$28
Due to affiliates	166	29
Accrued compensation and benefits	1,185	2,260
Lease obligations	46	49
Other accrued expenses and liabilities	289	1,307
Distributions payable	6	50
Total current liabilities	1,717	3,723
Long-term liabilities:
Lease obligations	174	183
Other liabilities	3,217	3,340
Total long-term liabilities	3,391	3,523
Total liabilities	5,108	7,246

Commitments and contingencies	-	-

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	215,013	202,837
Total members' capital	215,013	202,837
Total liabilities and members' capital	$220,121	$210,083

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	13 weeks ended
	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Net sales	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	1,126	1,804
Depreciation and amortization	4	5
Total costs and expenses	1,130	1,809
Operating loss	(1,130)	(1,809)
Other income:
Interest income	150	384
Interest expense	(2)	(11)
Equity in income of National Beef Packing Company, LLC	13,099	11,762
Other, net	59	212
Total other income	13,306	12,347
Net income	$12,176	$10,538

Income per unit:
Basic and diluted
Class A units	$1.66	$1.43
Class B units	$14.51	$12.56

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	13 weeks ended
	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$12,176	$10,538
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4	5
Equity in net income of National Beef Packing Company, LLC	(13,099)	(11,762)
Changes in assets and liabilities:
Due from affiliates	(116)	(122)
Other assets	(180)	24
Accounts payable	(3)	114
Due to affiliates	137	(23)
Accrued compensation and benefits	(1,198)	(584)
Other accrued expenses and liabilities	(798)	191
Net cash used in operating activities	(3,077)	(1,619)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(6)	(43)
Net cash used in investing activities	(6)	(43)
Cash flows from financing activities:
Member distributions	(44)	(39,441)
Net cash used in financing activities	(44)	(39,441)
Net decrease in cash	(3,127)	(41,103)
Cash and cash equivalents at beginning of period	77,909	88,411
Cash and cash equivalents at end of period	$74,782	$47,308

Supplemental noncash disclosures of operating activities:
Right of use assets	$-	$256
Supplemental noncash disclosures of financing activities:
Member distributions	$-	$3,003

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 28, 2019. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2) Accounting Policies

     Accounting for Investment in NBP. On December 30, 2011, USPB sold the majority of its ownership interest in NBP to Leucadia. On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting. USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence but does not have financial or operational control.

     Operating losses, diminished cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential decreases in value, if deemed other than temporary, will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. However, NBP’s plants are all operational at the present time; it has been designated as an essential business during the COVID-19 pandemic; and its results of operations are highly profitable, as reflected in Note 6. As a result, we believe the fair value of our investment in NBP exceeds the carrying value.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 28, 2020, the Company’s balance sheet reflected Cash and cash equivalents of $74.8 million.

(3) Noncompetition Agreements

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

     As of March 28, 2020 and December 28, 2019, the Company had accrued $1.7 million and $1.9 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amount is included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

	March 28, 2020	December 28, 2019
	(thousands of dollars)
Current non-compete	$848	$848
Long-term non-compete	893	1,089
	$1,741	$1,937

(4) Employee Compensation Plans

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of March 28, 2020 and December 28, 2019, the Company had accrued $2.3 million and $2.3 million, respectively, for the management phantom awards. The accrued amounts are included in Other liabilities on the balance sheet.

     USPB provides its employees the opportunity to earn cash incentives and bonuses. As of March 28, 2020 and December 28, 2019, the Company had accrued $0.3 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen-week periods ended March 28, 2020 and March 30, 2019, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$1,218	$1,054
Class B	$10,958	$9,484

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$1.66	$1.43
Class B	$14.51	$12.56

(6) Investment in National Beef Packing Company, LLC

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP (thousands of dollars):

Beginning Investment at December 28, 2019	$131,786
Equity in net income for 13-week period	13,099
Ending Investment at March 28, 2020	$144,886

     Below is a summary of the results of operations for NBP for the thirteen-week periods ended March 28, 2020 and March 30, 2019 (thousands of dollars):

	13 weeks ended
	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Net sales	$2,185,349	$1,827,072
Costs and expenses:
Cost of sales	2,048,619	1,701,400
Selling, general, and administrative expenses	18,374	16,970
Depreciation and amortization	26,529	27,896
Total costs and expenses	2,093,522	1,746,266
Operating income	91,827	80,806
Other income (expense):
Interest income	82	119
Interest expense	(4,248)	(2,555)
Income before taxes	87,661	78,370
Income tax expense	(754)	(334)
Net income	$86,907	$78,036

NBP's net income attributable to USPB	$13,099	$11,762

(7) Income Taxes

     Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

     Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of March 28, 2020, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.1 million.

(8) Long-term Debt and Loan Agreements

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and reduces the commitment fee to 0.0%. The commitment matures on June 30, 2020.

(9) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen-week periods ended March 28, 2020 and March 30, 2019 (unaudited) (thousands of dollars).

Balance at December 28, 2019	$202,837
Allocation of net income for the thirteen-week period ended March 28, 2020	12,176
Balance at March 28, 2020	$215,013

Balance at December 29, 2018	$219,756
Allocation of net income for the thirteen-week period ended March 30, 2019	10,538
Member distributions
Class A ($5.00 per Class A unit)	(3,675)
Class B ($43.78 per Class B unit)	(33,071)
Balance at March 30, 2019	$193,548

(10) Legal Proceedings

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

(11) Subsequent Events

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

     NBP has two beef processing facilities located in southwest Kansas and a third plant in central Iowa. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, a fresh and frozen hamburger manufacturing facility, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers.

     NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle. Its profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.

     Revenues in the thirteen-week period ended March 28, 2020 increased approximately 19.6% in comparison to the same period in 2019, primarily due to increased volume in NBP’s beef processing and consumer-ready facilities. Cost of sales increased by approximately 20.4% for the thirteen-week period ended March 28, 2020, as compared to the same period in 2019, primarily due to increased volume in NBP’s beef processing and consumer-ready facilities. Higher per unit beef processing margins, along with higher volumes, led to an increase in overall profitability in the 2020 period, as compared to the 2019 period.

     Operating losses, material decreases in cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential decreases in value, if deemed other than temporary, will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. However, NBP’s plants are all operational at the present time; it has been designated as an essential business during the COVID-19 pandemic; and its results of operations are highly profitable, as reflected in Note 6. As a result, we believe the fair value of our investment in NBP exceeds the carrying value.

     On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 24% and 25% of its cattle requirements under this agreement during the thirteen-weeks ended March 28, 2020 and March 30, 2019, respectively.

USPB Results of Operations

Thirteen-weeks ended March 28, 2020 compared to thirteen-weeks ended March 30, 2019

     Net Sales. There were no Net Sales in the thirteen-week periods ended March 28, 2020 and March 30, 2019.

     Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended March 28, 2020 and March 30, 2019.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the thirteen-weeks ended March 28, 2020 compared to approximately $1.8 million for the thirteen-weeks ended March 30, 2019, a decrease of approximately $0.7 million. The decrease was the result of lower phantom plan compensation, legal and accounting expenses.

     Operating Loss. Operating loss was approximately $1.1 million for the thirteen-weeks ended March 28, 2020 compared to approximately $1.8 million for the thirteen-weeks ended March 30, 2019.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $13.1 million for the thirteen-weeks ended March 28, 2020 compared to $11.8 million for the thirteen-weeks ended March 30, 2019. The increase in fiscal year 2020 is primarily due to higher gross margins at NBP and the acquisitions of Ohio Beef patty manufacturing facility in the first quarter of 2019 and Iowa Premium in the second quarter of 2019. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.2 million for the thirteen-weeks ended March 28, 2020 compared to $0.4 million for the thirteen-weeks ended March 30, 2019.

     Other, net. Other income was $0.1 million and $0.2 million for the thirteen-week periods ended March 28, 2020 and March 30, 2019, respectively.

     Net income. Net income was $12.2 million and $10.5 million for the thirteen-week periods ended March 28, 2020 and March 30, 2019, respectively.

Liquidity and Capital Resources

     As of March 28, 2020, we had net working capital (the excess of current assets over current liabilities) of approximately $73.2 million, which included cash and cash equivalents of $74.8 million. As of December 28, 2019, we had net working capital of approximately $74.3 million, which included cash and cash equivalents of $77.9 million. Our primary sources of liquidity for the first quarters of fiscal year 2020 and fiscal year 2019 were cash and available borrowings under the Master Loan Agreement with CoBank.

     As of March 28, 2020, USPB had no long-term debt outstanding. We had a $1.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of March 28, 2020.

     We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2019.

Operating Activities

     Net cash used in operating activities in the thirteen-weeks ended March 28, 2020 was approximately $3.1 million compared to approximately $1.6 million in the thirteen-weeks ended March 30, 2019. The $1.5 million change was primarily due to the payment of state taxes withheld from the distributions and payment of accrued bonuses.

Investing Activities

     Net cash used in investing activities in the thirteen-week periods ended March 28, 2020 and March 30, 2019 were less than $0.1 million.

Financing Activities

     Net cash used in financing activities was less than $0.1 million in the thirteen-weeks ended March 28, 2020 compared to $39.4 million in the thirteen-weeks ended March 30, 2019 due to discretionary distribution that was made in the first quarter of 2019.

Master Loan Agreement

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and reduces the commitment fee to 0.0%. The commitment matures on June 30, 2020.

     All of the $1 million revolving credit commitment was available as of March 28, 2020. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at March 28, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 28, 2020, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen-weeks ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Item 1A. Risk Factors.

     Except for the risk factors discussed below, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 28, 2019 to consider those risk factors.

USPB’s investment in NBP could become impaired.

     USPB’s investment in NBP is carried under the equity method of accounting. Although NBP’s results from operations are currently highly profitable, pandemic events such as COVID-19, industry trends, and other economic factors could have a negative impact on NBP’s operations and cash flows. As a result, the fair market value of USPB’s investment in NBP could decrease to a level that is less than the carrying value. If such situation is deemed to not be temporary, USPB would record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

If the COVID-19 pandemic adversely affects NBP’s ability to keep the cattle slaughter at normal levels, the ability of USPB members to deliver cattle for processing based on their ownership of Class A units may be impacted.

     COVID-19 has caused NBP to reduce fed cattle slaughter at several of its beef processing plants. If NBP is unable to increase the slaughter to normal levels for an extended period, USPB members may be delayed in delivering their cattle or may be required to deliver to a different NBP processing plant. As the right and obligation to deliver cattle is associated with ownership of USPB’s Class A units, such a result may impact the value or liquidity of Class A units.

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

Date: May 7, 2020