Form 10-Q
period 2020-06-27
U. S. Premium Beef, LLC
filed 2020-08-10
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020 or

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

The registrant’s units are not traded on an exchange or in any public market. As of July 25, 2020, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	June 27, 2020	December 28, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$31,843	$77,909
Accounts receivable	275	3
Due from affiliates	15	41
Other current assets	13	26
Total current assets	32,146	77,979
Property, plant, and equipment, at cost	243	238
Less accumulated depreciation	203	195
Net property, plant, and equipment	40	43
Right of use assets, net	208	232
Investment in National Beef Packing Company, LLC	239,417	131,786
Other assets	12	43
Total assets	$271,823	$210,083
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$75	$28
Due to affiliates	-	29
Accrued compensation and benefits	1,612	2,260
Lease obligations	44	49
Other accrued expenses and liabilities	577	1,307
Distributions payable	-	50
Total current liabilities	2,308	3,723
Long-term liabilities:
Lease obligations	164	183
Other liabilities	3,213	3,340
Total long-term liabilities	3,377	3,523
Total liabilities	5,685	7,246

Commitments and contingencies	-	-

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	266,138	202,837
Total members' capital	266,138	202,837
Total liabilities and members' capital	$271,823	$210,083

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	13 weeks ended		26 weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	1,221	887	2,347	2,691
Depreciation and amortization	4	4	9	9
Total costs and expenses	1,225	891	2,356	2,700
Operating loss	(1,225)	(891)	(2,356)	(2,700)
Other income:
Interest income	7	263	158	647
Interest expense	-	(3)	(2)	(15)
Equity in income of National Beef Packing Company, LLC	102,385	25,194	115,484	36,957
Other, net	37	185	96	396
Total other income	102,429	25,639	115,736	37,985
Net income	$101,204	$24,748	$113,380	$35,285

Income per unit:
Basic and diluted
Class A units	$13.76	$3.37	$15.42	$4.80
Class B units	$120.58	$29.49	$135.09	$42.04

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	26 weeks ended
	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$113,380	$35,285
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9	9
Equity in net income of National Beef Packing Company, LLC	(115,484)	(36,957)
Distributions from National Beef Packing Company, LLC	7,853	22,810
Changes in assets and liabilities:
Accounts receivable	(272)	-
Due from affiliates	26	17
Other assets	(164)	34
Accounts payable	47	23
Due to affiliates	(29)	(41)
Accrued compensation and benefits	(775)	(441)
Other accrued expenses and liabilities	(522)	(438)
Net cash provided by operating activities	4,069	20,301
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(6)	(43)
Net cash used in investing activities	(6)	(43)
Cash flows from financing activities:
Member distributions	(50,129)	(48,984)
Net cash used in financing activities	(50,129)	(48,984)
Net decrease in cash	(46,066)	(28,726)
Cash and cash equivalents at beginning of period	77,909	88,411
Cash and cash equivalents at end of period	$31,843	$59,685

Supplemental noncash disclosures of operating activities:
Right of use assets	$-	$251
Supplemental noncash disclosures of financing activities:
Investment in National Beef Packing Company, LLC	$-	$23,691

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

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 27, 2020, the Company’s balance sheet reflected Cash and cash equivalents of $31.8 million.

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

     As of June 27, 2020 and December 28, 2019, the Company had accrued $1.6 million and $1.9 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts (thousands of dollars):

	June 27, 2020	December 28, 2019
Current non-compete	$848	$848
Long-term non-compete	718	1,089
	$1,566	$1,937

(4)   Employee Compensation Plans

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 27, 2020 and December 28, 2019, the Company had accrued $2.6 million and $2.3 million, respectively, for the management phantom awards. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

     USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 27, 2020 and December 28, 2019, the Company had accrued $0.7 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5)   Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen and twenty-six week periods ended June 27, 2020 and June 29, 2019, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	13 weeks ended		26 weeks ended
(thousands of dollars, except unit and per unit data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$10,120	$2,475	$11,338	$3,529
Class B	$91,084	$22,273	$102,042	$31,757

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$13.76	$3.37	$15.42	$4.80
Class B	$120.58	$29.49	$135.09	$42.04

(6)   Investment in National Beef Packing Company, LLC

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP (thousands of dollars):

Beginning Investment at December 28, 2019	$131,786
Equity in net income for twenty-six week period	115,484
Distributions from National Beef Packing Company, LLC	(7,853)
Ending Investment at June 27, 2020	$239,417

     Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 27, 2020 and June 29, 2019 (thousands of dollars):

	13 weeks ended		26 weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,677,697	$2,113,648	$4,863,046	$3,940,720
Costs and expenses:
Cost of sales	1,947,262	1,890,238	3,995,881	3,591,638
Selling, general, and administrative expenses	20,859	22,425	39,233	39,395
Depreciation and amortization	26,795	29,722	53,323	57,617
Total costs and expenses	1,994,916	1,942,385	4,088,437	3,688,650
Operating income	682,781	171,263	774,609	252,070
Other income (expense):
Interest income	56	120	137	238
Interest expense	(2,323)	(3,587)	(6,571)	(6,142)
Income before taxes	680,514	167,796	768,175	246,166
Income tax expense	(1,250)	(646)	(2,004)	(980)
Net income	$679,264	$167,150	$766,171	$245,186

NBP's net income attributable to USPB	$102,385	$25,194	$115,484	$36,957

(7)   Income Taxes

     Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

     Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of June 27, 2020, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.4 million.

(8)   Long-term Debt and Loan Agreements

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and reduces the commitment fee to 0.0%. The commitments original maturity date was June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020. USPB and CoBank entered into a new Credit Agreement on July 13, 2020 (see Note 11 – Subsequent Events).

(9)   Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen and twenty-six-week periods ended June 27, 2020 and June 29, 2019 (unaudited) (thousands of dollars).

Balance at December 28, 2019	$202,837
Allocation of net income for the thirteen-week period ended March 28, 2020	12,176
Balance at March 28, 2020	$215,013
Allocation of net income for the thirteen-week period ended June 27, 2020	101,204
Member distributions
Class A ($6.81 per Class A unit)	(5,008)
Class B ($59.67 per Class B unit)	(45,071)
Balance at June 27, 2020	$266,138

Balance at December 29, 2018	$219,756
Allocation of net income for the thirteen-week period ended March 30, 2019	10,538
Member distributions
Class A ($5.00 per Class A unit)	(3,675)
Class B ($43.78 per Class B unit)	(33,071)
Balance at March 30, 2019	$193,548
Allocation of net income for the thirteen-week period ended June 29, 2019	24,748
Member distributions
Class A ($0.90 per Class A unit)	(660)
Class B ($7.86 per Class B unit)	(5,940)
Balance at June 29, 2019	$211,696

(10)   Legal Proceedings

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; Samuels v. Cargill, Inc., et al, which was filed originally o April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

     On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement. The Credit Agreement, Amended and Restated Revolving Term Promissory Note, and Affirmation of Pledge Agreement replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended (the “Prior Agreements.”). The Prior Agreements carried a “Term Expiration Date” of June 30, 2020, but on June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020.

     The Credit Agreement and the Amended and Restated Revolving Term Promissory Note provide for a $1 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Master Loan Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety issues, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy, product contamination and recall concerns, competitive practices and consolidation in the cattle production and processing industries and among our customers, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, trade barriers and exchange controls, consumer demand and preferences, the costs and risks associated with operations during public health crises, such as the COVID-19 pandemic, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues through value-added production of its consumer-ready products.

     NBP has two beef processing facilities located in southwest Kansas and a third facility in central Iowa. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales through its subsidiary, Kansas City Steak Company, LLC, which sells portioned beef and other products directly to consumers through internet, direct mail and direct response television, a fresh and frozen hamburger manufacturing facility, and service revenues generated by National Carriers, Inc., a wholly owned transportation and logistics company that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers.

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

     Sales in the twenty-six-week period ended June 27, 2020 increased 23.4% in comparison to the same period in 2019, primarily due to much higher average selling prices for beef products and the additional volume resulting from the June 2019 acquisition of the Iowa Premium beef processing plant. Cost of sales increased 11.3% for the twenty-six-week period ended June 27, 2020, as compared to the same period in 2019, primarily due to increased volume resulting from the June 2019 acquisition of Iowa Premium beef processing plant and higher labor costs. Higher volumes and higher per unit beef processing margins led to an increase in overall profitability in the 2020 period, as compared to the 2019 period.

     Operating losses, material decreases in cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of USPB’s investment in NBP, which is other than temporary. Such potential decreases in value, if deemed other than temporary, will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. However, NBP’s plants are all operational at the present time; it has been designated as an essential business during the COVID-19 pandemic; and its results of operations are highly profitable, as reflected in Note 6. As a result, we believe the fair value of our investment in NBP exceeds the carrying value.

     On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 24% and 25% of its cattle requirements under this agreement during the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively.

USPB Results of Operations

Thirteen-weeks ended June 27, 2020 compared to thirteen-weeks ended June 29, 2019

     Net Sales. There were no net sales in the thirteen-week periods ended June 27, 2020 and June 29, 2019.

     Cost of Sales. There were no cost of sales in the thirteen-week periods ended June 27, 2020 and June 29, 2019.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million and $0.9 million for the thirteen-week periods ended June 27, 2020 and June 29, 2019, respectively, an increase of approximately $0.3 million. The increase was the result of higher phantom plan expenses, due to higher unit transfer prices, and accounting expenses.

     Operating Loss. Operating loss was $1.2 million and $0.9 million for the thirteen-week periods ended June 27, 2020 and June 29, 2019, respectively.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $102.4 million and $25.2 million for the thirteen-week periods ended June 27, 2020 and June 29, 2019, respectively. The increase in fiscal year 2020 is primarily due to significantly higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was less than $0.1 million and $0.3 million for the thirteen-week periods ended June 27, 2020 and June 29, 2019, respectively. The decrease is due to lower cash balances and lower interest rates.

     Other, net. Other income was less than $0.1 million and $0.2 million for the thirteen-week periods ended June 27, 2020 and June 29, 2019, respectively. The decrease is primarily due to lower delivery right lease income.

     Net income. Net income was $101.2 million and $24.7 million for the thirteen-week periods ended June 27, 2020 and June 29, 2019, respectively.

Twenty-six-weeks ended June 27, 2020 compared to twenty-six-weeks ended June 29, 2019

     Net Sales. There were no net sales in the twenty-six-week periods ended June 27, 2020 and June 29, 2019.

     Cost of Sales. There were no cost of sales in the twenty-six-week periods ended June 27, 2020 and June 29, 2019.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million and $2.7 million for the twenty-six-week periods ended June 27, 2020 and June 29, 2019, respectively, a decrease of approximately $0.4 million. The decrease was the result of lower phantom plan and legal expenses, which were partially offset by higher accounting expenses.

     Operating Loss. Operating loss was $2.4 million and $2.7 million for the twenty-six-week periods ended June 27, 2020 and June 29, 2019, respectively.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $115.5 million and $37.0 million for the twenty-six-week periods ended June 27, 2020 and June 29, 2019, respectively. The increase in fiscal year 2020 is primarily due to significantly higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was less than $0.2 million and $0.6 million for the twenty-six-week periods ended June 27, 2020 and June 29, 2019, respectively. The decrease is due to lower cash balances and lower interest rates.

     Other, net. Other income was less than $0.1 million and $0.4 million for the twenty-six-week periods ended June 27, 2020 and June 29, 2019, respectively. The decrease is primarily due to lower delivery right lease income.

     Net income. Net income was $113.4 million and $35.3 million for the twenty-six-week periods ended June 27, 2020 and June 29, 2019, respectively.

Liquidity and Capital Resources

     As of June 27, 2020, we had net working capital (the excess of current assets over current liabilities) of approximately $29.8 million, which included cash and cash equivalents of $31.8 million. As of December 28, 2019, we had net working capital of approximately $74.3 million, which included cash and cash equivalents of $77.9 million. The decrease in working capital is primarily due to timing of the receipt of tax distributions from NBP. During the second quarter, USPB continued to make distributions to its members, but NBP delayed the majority of the tax distributions to its members, including USPB, until July 2020. Our primary sources of liquidity for the first two quarters of fiscal year 2020 and fiscal year 2019 were cash and available borrowings under the Master Loan Agreement with CoBank.

     As of June 27, 2020, USPB had no long-term debt outstanding. We had a $1.0 million revolving term loan with CoBank all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of June 27, 2020.

     On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement. The Credit Agreement, Amended and Restated Revolving Term Promissory Note, and Affirmation of Pledge Agreement replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended (the “Prior Agreements.”). The Prior Agreements carried a “Term Expiration Date” of June 30, 2020, but on June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020.

     The Credit Agreement and the Amended and Restated Revolving Term Promissory Note provide for a $1 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Master Loan Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

     We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2019.

Operating Activities

     Net cash provided by operating activities in the twenty-six-weeks ended June 27, 2020 was approximately $4.1 million compared to approximately $20.3 million in the twenty-six-weeks ended June 29, 2019. The $16.2 million change was primarily due to smaller distributions from National Beef.

Investing Activities

     Net cash used in investing activities in the twenty-six-week periods ended June 27, 2020 and June 29, 2019 were less than $0.1 million.

Financing Activities

     Net cash used in financing activities was $50.1 million in the twenty-six-weeks ended June 27, 2020 compared to $49.0 million in the twenty-six-weeks ended June 29, 2019. The change was due to slightly higher distributions in fiscal year 2020.

Master Loan Agreement

     On August 16, 2019, USPB and CoBank entered into an Amended and Restated Revolving Term Supplement to the Master Loan Agreement dated July 26, 2011. The Amended and Restated Revolving Term Supplement provides for a $1 million revolving credit commitment and reduces the commitment fee to 0.0%. The commitments original maturity date was June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020.

     All of the $1 million revolving credit commitment was available as of June 27, 2020. Borrowings under the revolving credit commitment bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at June 27, 2020.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 27, 2020, the Company did not have any outstanding debt.

Item 4.   Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; Samuels v. Cargill, Inc., et al, which was filed originally o April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief  and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

     NBP is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NPB’s financial condition, results of operations or liquidity

     USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

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

     COVID-19 temporarily caused NBP to reduce fed cattle slaughter at several of its beef processing plants. If NBP is unable to maintain the slaughter at normal levels for an extended period, USPB members may be delayed in delivering their cattle or may be required to deliver to a different NBP processing plant. As the right and obligation to deliver cattle is associated with ownership of USPB’s Class A units, such a result may impact the value or liquidity of Class A units.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Mine Safety Disclosures.

     Not applicable.

Item 5.   Other Information.

     None.

Item 6.   Exhibits.

10.5	(a)	Credit Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 13, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5	(b)	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5	(c)	Affirmation of Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	.INS	XBRL Instance Document **

101	.SCH	XBRL Taxonomy Extension Schema Document **

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: August 7, 2020