Form 10-Q
period 2020-09-26
U. S. Premium Beef, LLC
filed 2020-11-06
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of October 31, 2020, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	September 26, 2020	December 28, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$86,395	$77,909
Accounts receivable	336	3
Due from affiliates	162	41
Other current assets	7	26
Total current assets	86,900	77,979
Property, plant, and equipment, at cost	243	238
Less accumulated depreciation	207	195
Net property, plant, and equipment	36	43
Right of use assets, net	195	232
Investment in National Beef Packing Company, LLC	163,999	131,786
Other assets	13	43
Total assets	$251,143	$210,083
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$14	$28
Due to affiliates	32	29
Accrued compensation and benefits	2,416	2,260
Lease obligations	42	49
Other accrued expenses and liabilities	354	1,307
Distributions payable	164	50
Total current liabilities	3,022	3,723
Long-term liabilities:
Lease obligations	153	183
Other liabilities	5,717	3,340
Total long-term liabilities	5,870	3,523
Total liabilities	8,892	7,246

Commitments and contingencies	-	-

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	242,251	202,837
Total members' capital	242,251	202,837
Total liabilities and members' capital	$251,143	$210,083
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	13 weeks ended		39 weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-
Selling, general, and administrative expenses	4,011	818	6,358	3,509
Depreciation and amortization	4	4	13	13
Total costs and expenses	4,015	822	6,371	3,522
Operating loss	(4,015)	(822)	(6,371)	(3,522)
Other income:
Interest income	5	258	163	905
Interest expense	-	-	(2)	(15)
Equity in income of National Beef Packing Company, LLC	43,014	41,866	158,498	78,823
Other, net	343	48	439	445
Total other income	43,362	42,172	159,098	80,158
Net income	$39,347	$41,350	$152,727	$76,636

Income per unit:
Basic and diluted
Class A units	$5.35	$5.62	$20.77	$10.42
Class B units	$46.88	$49.27	$181.97	$91.31

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	39 weeks ended
	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$152,727	$76,636
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13	13
Equity in net income of National Beef Packing Company, LLC	(158,498)	(78,823)
Distributions from National Beef Packing Company, LLC	126,285	46,296
Changes in assets and liabilities:
Accounts receivable	(333)	-
Due from affiliates	(121)	(11)
Other assets	49	41
Accounts payable	(14)	(3)
Due to affiliates	3	(25)
Accrued compensation and benefits	2,533	(281)
Other accrued expenses and liabilities	(953)	(375)
Net cash provided by operating activities	121,691	43,468
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(6)	(43)
Net cash used in investing activities	(6)	(43)
Cash flows from financing activities:
Member distributions	(113,199)	(56,458)
Net cash used in financing activities	(113,199)	(56,458)
Net increase (decrease) in cash	8,486	(13,033)
Cash and cash equivalents at beginning of period	77,909	88,411
Cash and cash equivalents at end of period	$86,395	$75,378

Supplemental noncash disclosures of operating activities:
Right of use assets	$-	$243
Supplemental noncash disclosures of financing activities:
Investment in National Beef Packing Company, LLC	$-	$23,691
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

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 26, 2020, the Company’s balance sheet reflected Cash and cash equivalents of $86.4 million.

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

     As of September 26, 2020 and December 28, 2019, the Company had accrued $1.4 million and $1.9 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts (thousands of dollars):

	September 26, 2020	December 28, 2019
Current non-compete	$848	$848
Long-term non-compete	515	1,089
	$1,363	$1,937

(4)   Employee Compensation Plans

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of September 26, 2020 and December 28, 2019, the Company had accrued $5.7 million and $2.3 million, respectively, for the management phantom awards. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

     USPB provides its employees the opportunity to earn cash incentives and bonuses. As of September 26, 2020 and December 28, 2019, the Company had accrued $1.0 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5)   Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen and thirty-nine week periods ended September 26, 2020 and September 28, 2019, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Income Per Unit Calculation	13 weeks ended		39 weeks ended
(thousands of dollars, except unit and per unit data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,935	$4,135	$15,273	$7,664
Class B	$35,412	$37,215	$137,454	$68,972

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.35	$5.62	$20.77	$10.42
Class B	$46.88	$49.27	$181.97	$91.31

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

(6)   Investment in National Beef Packing Company, LLC

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP (unaudited) (thousands of dollars):

Beginning investment at December 28, 2019	$131,786
Equity in net income for thirty-nine week period	158,498
Distributions	(126,285)
Ending investment at September 26, 2020	$163,999

     Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 26, 2020 and September 28, 2019 (thousands of dollars):

	13 weeks ended		39 weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,236,299	$2,249,133	$7,099,345	$6,189,854
Costs and expenses:
Cost of sales	1,901,384	1,915,866	5,897,265	5,507,504
Selling, general, and administrative expenses	20,728	20,545	59,961	59,941
Depreciation and amortization	27,142	31,432	80,465	89,049
Total costs and expenses	1,949,254	1,967,843	6,037,691	5,656,494
Operating income	287,045	281,290	1,061,654	533,360
Other income (expense):
Interest income	201	109	337	347
Interest expense	(1,012)	(2,985)	(7,582)	(9,127)
Income before taxes	286,234	278,414	1,054,409	524,580
Income tax expense	(868)	(657)	(2,872)	(1,637)
Net income	$285,366	$277,757	$1,051,537	$522,943

NBP's net income attributable to USPB	$43,014	$41,866	$158,498	$78,823

(7)   Income Taxes

     Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

     Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of September 26, 2020, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $286 thousand.

(8)   Long-term Debt and Loan Agreements

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

     The Credit Agreement and Promissory Note provide for a $1 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1 million revolving credit commitment was available as of September 26, 2020. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Master Loan Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

(9)   Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen and thirty-nine week periods ended September 26, 2020 and September 28, 2019 (unaudited) (thousands of dollars).

Balance at December 28, 2019	$202,837
Allocation of net income for the thirteen-week period ended March 28, 2020	12,176
Balance at March 28, 2020	$215,013
Allocation of net income for the thirteen-week period ended June 27, 2020	101,204
Member distributions
Class A ($6.81 per Class A unit)	(5,008)
Class B ($59.67 per Class B unit)	(45,071)
Balance at June 27, 2020	$266,138
Allocation of net income for the thirteen-week period ended September 26, 2020	39,347
Member distributions
Class A ($8.60 per Class A unit)	(6,323)
Class B ($75.34 Class B unit)	(56,911)
Balance at September 26, 2020	$242,251

Balance at December 29, 2018	$219,756
Allocation of net income for the thirteen-week period ended March 30, 2019	10,538
Member distributions
Class A ($5.00 per Class A unit)	(3,675)
Class B ($43.78 per Class B unit)	(33,071)
Balance at March 30, 2019	$193,548
Allocation of net income for the thirteen-week period ended June 29, 2019	24,748
Member distributions
Class A ($0.90 per Class A unit)	(660)
Class B ($7.86 per Class B unit)	(5,940)
Balance at June 29, 2019	$211,696
Allocation of net income for the thirteen-week period ended September 28, 2019	41,350
Member distributions
Class A ($1.01 per Class A unit)	(742)
Class B ($8.85 per Class B unit)	(6,683)
Balance at September 28, 2019	$245,621

(10)   Legal Proceedings

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; Samuels v. Cargill, Inc., et al, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Investment in National Beef Packing Company, LLC

     NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready beef and pork products, wet blue leather and transportation and logistics services.

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

     Sales in the thirteen-week period ended September 26, 2020 decreased 0.6%, compared to the same period in 2019, primarily due to lower average selling prices for beef products. Cost of sales decreased 0.8% for the thirteen-week period ended September 26, 2020, as compared to the same period in 2019, primarily due to lower prices for fed cattle, which was partially offset by higher labor costs related to the coronavirus pandemic. The decrease in cost of sales was greater than the decrease in sales, resulting in a 2.7% increase in profitability in the third quarter period, as compared to the same period a year ago.

     Sales in the thirty-nine week period ended September 26, 2020 increased 14.7% in comparison to the same period in 2019, primarily due to higher average selling prices for beef products and the additional volume resulting from the June 2019 acquisition of the Iowa Premium beef processing plant. Cost of sales increased 7.1% for the thirty-nine week period ended September 26, 2020, as compared to the same period in 2019, primarily due to increased volume resulting from the June 2019 acquisition of Iowa Premium beef processing plant, higher incentive costs associated with higher profitability and significantly higher labor costs related to the coronavirus pandemic. Partially offsetting those increases in cost of sales were lower prices for fed cattle. Higher per unit beef processing margins, offset in part lower total volume and higher costs, led to an increase in overall profitability in the 2020 period, as compared to the 2019 period.

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

     On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 24% and 24% of its cattle requirements under this agreement during the thirty-nine weeks ended September 26, 2020 and September 28, 2019, respectively.

USPB Results of Operations

Thirteen weeks ended September 26, 2020 compared to thirteen weeks ended September 28, 2019

     Net Sales. There were no net sales in the thirteen-week periods ended September 26, 2020 and September 28, 2019.

     Cost of Sales. There were no cost of sales in the thirteen-week periods ended September 26, 2020 and September 28, 2019.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.0 million and $0.8 million for the thirteen-week periods ended September 26, 2020 and September 28, 2019, respectively, an increase of $3.2 million. The increase was primarily the result of higher phantom plan expenses, which increased due to higher unit transfer prices.

     Operating Loss. Operating loss was $4.0 million and $0.8 million for the thirteen-week periods ended September 26, 2020 and September 28, 2019, respectively.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $43.0 million and $41.9 million for the thirteen-week periods ended September 26, 2020 and September 28, 2019, respectively. The increase in fiscal year 2020 is due to lower depreciation expense, lower interest expense and higher margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was less than $0.1 million and $0.3 million for the thirteen-week periods ended September 26, 2020 and September 28, 2019, respectively. The decrease is due to lower interest rates.

     Other, net. Other income was $0.3 million and less than $0.1 million for the thirteen-week periods ended September 26, 2020 and September 28, 2019, respectively. The increase is primarily due to higher delivery right lease income.

     Net income. Net income was $39.3 million and $41.4 million for the thirteen-week periods ended September 26, 2020 and September 28, 2019, respectively.

Thirty-nine weeks ended September 26, 2020 compared to thirty-nine weeks ended September 28, 2019

     Net Sales. There were no net sales in the thirty-nine week periods ended September 26, 2020 and September 28, 2019.

     Cost of Sales. There were no cost of sales in the thirty-nine week periods ended September 26, 2020 and September 28, 2019.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million and $3.5 million for the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively, an increase of approximately $2.9 million. The increase was primarily the result of higher phantom plan expenses, which increased due to higher unit transfer prices.

     Operating Loss. Operating loss was $6.4 million and $3.5 million for the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $158.5 million and $78.8 million for the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively. The increase in fiscal year 2020 is primarily due to significantly higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.2 million and $0.9 million for the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively. The decrease is due to lower interest rates.

     Other, net. Other income was less than $0.4 million and $0.4 million for the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively.

     Net income. Net income was $152.7 million and $76.6 million for the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively.

Liquidity and Capital Resources

     As of September 26, 2020, we had net working capital (the excess of current assets over current liabilities) of approximately $83.9 million, which included cash and cash equivalents of $86.4 million. As of December 28, 2019, we had net working capital of approximately $74.3 million, which included cash and cash equivalents of $77.9 million. Our primary sources of liquidity for the first three quarters of fiscal years 2020 and 2019 were cash and available borrowings under the Credit Agreement and Master Loan Agreement with CoBank.

     USPB’s Amended and Restated Revolving Term Supplement’s maturity date was June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020. On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement (“New Loan Agreements”). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

     The New Loan Agreements provide for a $1 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Master Loan Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

     All of the $1 million revolving credit commitment was available as of September 26, 2020. Borrowings under the revolving credit commitment currently bear interest at the base rate or LIBOR rate plus applicable margin. The applicable margin over LIBOR was 200 bps at September 26, 2020. USPB was in compliance with the financial covenant under its Credit Agreement as of September 26, 2020.

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

Operating Activities

     Net cash provided by operating activities in the thirty-nine weeks ended September 26, 2020 was approximately $121.7 million compared to approximately $43.5 million in the thirty-nine weeks ended September 28, 2019. The $78.2 million change was primarily due to higher distributions from National Beef.

Investing Activities

     Net cash used in investing activities in the thirty-nine week periods ended September 26, 2020 and September 28, 2019 were less than $0.1 million.

Financing Activities

     Net cash used in financing activities was $113.2 million in the thirty-nine weeks ended September 26, 2020 compared to $56.5 million in the thirty-nine weeks ended September 28, 2019. The change was due to higher member distributions in fiscal year 2020.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of September 26, 2020, the Company did not have any outstanding debt.

Item 4.   Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; Samuels v. Cargill, Inc., et al, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Date: November 6, 2020