Form 10-K
period 2020-12-26
U. S. Premium Beef, LLC
filed 2021-03-05
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

            (Mark one)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020
or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________ .

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

Large Accelerated Filer ☐ Accelerated Filer ☐   Non-Accelerated Filer ☑     Smaller Reporting Company ☐  Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 27, 2021, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements

     USPB facilitates the delivery of cattle from its Class A unitholders and associates to NBP. Each Class A unitholder is required to enter into a Uniform Cattle Delivery and Marketing Agreement (Delivery Agreement) with the Company whereby the unitholder is committed to deliver a designated number of cattle on an annual basis. Each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB. The Delivery Agreements are for a term of 5 years with an “evergreen” renewal provision that automatically renews annually in the beginning of USPB’s delivery year for a subsequent five-year period. These arrangements are described in greater detail in Cattle Delivery Arrangements.

Company Background

     USPB was originally organized as a tax-exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC. In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 16.6 million head of cattle to NBP for processing since it commenced deliveries.

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

Employees

     USPB has seven employees as of December 26, 2020. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

CATTLE DELIVERY ARRANGEMENTS

Cattle Producers’ Uniform Cattle Delivery and Marketing Agreements and Payments to Unitholders and Associates for Cattle

     USPB facilitates the delivery of cattle from its Class A unitholders and associates to NBP. Each Class A unitholder is required to enter into a Uniform Cattle Delivery and Marketing Agreement (Delivery Agreement) with the Company whereby the unitholder is committed to deliver a designated number of cattle on an annual basis. Each Class A unit held by a unitholder entitles and obligates that unitholder to deliver one head of cattle per delivery year to USPB. The Delivery Agreements are for a term of 5 years with an “evergreen” renewal provision that automatically renews annually in the beginning of USPB’s delivery year for a subsequent five-year period.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

     NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 9,800 employees on December 26, 2020 and generated total revenues of $9.4 billion in 2020.

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

Beef Processing

     NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally and cyclically with relatively higher margins in the spring and summer months and during times of ample cattle availability.

     Revenues in 2020 increased approximately 11% in comparison to 2019, primarily due to an increase in the average selling price of beef products, cattle weights and number of cattle processed. Increased volume of consumer ready product sales and a full year of operations of NBP’s beef patty processing facility also contributed to the increase in revenue. Cost of sales increased by approximately 5% in 2020 as compared to 2019. The increase is due primarily to higher volumes, increased cattle weights and costs associated with NBP’s response to the coronavirus pandemic, offset, in part, by a decrease in the average price of fed cattle. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2020 as compared to 2019.

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

Sales and Marketing

     NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exported products to more than 30 countries; in 2020, export sales represented approximately 11.3% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

     NBP emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef and pork, portion-control beef and wet blue hides. NBP believes its value-added products can command higher prices than commodity products because of its ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers. In addition to the value-added brands that NBP owns, it licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

Raw Materials and Procurement

     The primary raw material for the beef processing plants is live cattle. Live cattle prices change daily based on supply and demand for beef and other proteins, cattle inventory levels relative to packer demand for cattle, weather and other factors. NBP has two beef processing facilities located in southwest Kansas and a third beef processing plant in central Iowa. The primary market area for the purchase of cattle for those facilities includes Kansas, Texas, Nebraska, Iowa and Oklahoma. A significant portion of USPB’s unitholders and associates are located in this area. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduce its reliance on any one cattle supplier and lower in-bound transportation costs.

     On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement). Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2020, 2019, and 2018, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2020, 2019, and 2018, USPB’s Class A unitholders and associates provided approximately 23%, 23%, and 25%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

  On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended be five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2025.

     NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

Processing Facilities

     NBP owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day and a third beef processing facility in Tama, Iowa which can process approximately 1,150 head per day. NBP’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. Its ground beef patty facility is in North Baltimore, Ohio, and its tannery is in St. Joseph, Missouri.

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

     NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, as of December 26, 2020, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.

     The Dodge City and Liberal facilities are subject to Title V permitting pursuant to the Federal Clean Air Act and the Kansas Air Quality Act. The St. Joseph and Tama facilities are subject to, and operating under, secondary permits. The Dodge City, Liberal, Tama, Hummels Wharf and Moultrie facilities are subject to Clean Air Act Risk Management Plan requirements relating to the use of ammonia as a refrigerant.

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

Employees

     Of NBP’s 9,800 employees, approximately 5,560 are represented by collective bargaining agreements. Approximately 2,700 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2026, approximately 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2026. approximately 200 employees at the North Baltimore plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2025 and another approximately 160 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2024.

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

     Approximately 11.3% of NBP’s 2020 sales were export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

ITEM 4.          NOT USED

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
                       STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for any class of common equity of U.S. Premium Beef, LLC. As of February 27, 2021, there were 480 record holders of Class A units and 490 record holders of Class B units. The per unit transfer prices for the fiscal years 2020 and 2019 by quarter were as follows:

		Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2020

Quarter ending:
March 28, 2020	$10.00	$160.00	$90.00	$355.00	$-	$-	$640.00	$640.00
June 27, 2020	$155.00	$175.00	$260.00	$300.00	$175.00	$263.00	$575.00	$750.00
September 26, 2020	$125.00	$131.00	$209.00	$701.00	$291.00	$291.00	$700.00	$775.00
December 26, 2020	$-	$-	$700.00	$725.00	$-	$-	$650.00	$725.00
Subsequent to December 26, 2020	$91.44	$302.00	$91.44	$300.00	$270.00	$302.00	$700.00	$700.00

Fiscal Year 2019

Quarter ending:
March 30, 2019	$-	$-	$180.00	$180.00	$155.00	$158.00	$260.00	$262.00
June 29, 2019	$147.50	$147.50	$187.00	$187.00	$180.00	$180.00	$-	$-
September 28, 2019	$130.00	$170.00	$161.00	$204.00	$-	$-	$-	$-
December 28, 2019	$125.00	$167.50	$125.00	$261.00	$170.00	$170.00	$-	$-
Subsequent to December 28, 2019	$10.00	$160.00	$90.00	$240.00	$-	$-	$-	$-

     The affiliated sales represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

     During fiscal years 2020 and 2019, USPB’s Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2020
April 6, 2020	$2.05	$17.99
April 14, 2020	$0.38	$3.30
May 26, 2020	$1.02	$8.98
June 5, 2020	$3.36	$29.40
August 17, 2020	$7.48	$65.53
September 8, 2020	$1.12	$9.81
December 10, 2020	$2.96	$25.90
December 24, 2020	$8.19	$71.75

Fiscal Year 2019
March 19, 2019	$0.51	$4.46
March 29, 2019	$4.08	$35.74
April 10, 2019	$0.41	$3.58
June 14, 2019	$0.90	$7.86
September 13, 2019	$1.01	$8.85
December 17, 2019	$11.44	$100.26

     The payment of cash distributions is made only from assets legally available for that purpose and depends on the Company’s financial condition, results of operations, and other factors then deemed relevant by USPB’s Board of Directors. Cash distributions are paid to the holders of Class A and Class B units at the discretion of the Board of Directors and with notice to USPB’s senior lenders.

     For a discussion of equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

ITEM 6.          SELECTED FINANCIAL DATA

     USPB’s investment in NBP is accounted for using the equity method of accounting as USPB has the ability to exercise significant influence but does not have financial or operational control.

     The following table sets forth selected statement of operations and balance sheet data for fiscal years ended December 26, 2020, December 28, 2019, December 29, 2018, December 30, 2017, and December 31, 2016. The selected financial data has been derived from our audited financial statements included elsewhere in this filing or from audited financial statements from prior years’ filings.

     The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Fiscal Year Ended (1)
	December 26,	December 28,	December 29,	December 30,	December 31,
	2020	2019	2018	2017	2016
	(millions of dollars, except unit and per unit data)
Statement of Operations Data:
Net sales	$-	$-	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-	-	-
Selling, general, and administrative	7.9	5.1	4.5	4.0	3.6
Depreciation and amortization	-	-	-	-	-
Operating loss	(7.9)	(5.1)	(4.5)	(4.0)	(3.6)
Other income:
Interest income	0.2	1.2	1.1	0.3	-
Equity in income of National Beef Packing Company, LLC	199.7	121.5	89.6	61.1	49.3
Other, net	0.7	0.4	0.4	0.1	0.7
Total other income	200.6	123.1	91.1	61.5	50.0
Net income	$192.7	$118.0	$86.6	$57.5	$46.4

Selected Balance Sheet Data:
Cash and cash equivalents	$76.8	$77.9	$88.4	$119.1	$85.2
Total assets	$208.9	$210.1	$231.9	$259.4	$228.9
Total members' capital	$200.2	$202.8	$219.8	$224.1	$221.2

Units outstanding:
Class A units	735,385	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385	755,385

Per Unit Data:
Income per unit:
Basic and diluted:
Class A Units	$26.20	$16.05	$11.77	$7.82	$6.31
Class B Units	$229.57	$140.59	$103.16	$68.49	$55.24

Outstanding weighted-average units:
Basic and diluted:
Class A Units	735,385	735,385	735,385	735,385	735,385
Class B Units	755,385	755,385	755,385	755,385	755,385

1) Fiscal years 2020, 2019, 2018 and 2017 consisted of a 52 week year and fiscal year 2016 consisted of a 53 week year.

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

     On November 29, 2019, Jefferies (formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

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

     NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef byproducts, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 9,800 employees on December 26, 2020 and generated total revenues of $9.4 billion in 2020.

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

Results of Operations

     The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(millions of dollars)
Net sales	$-	$-	$-

Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative	7.9	5.1	4.5
Operating loss	(7.9)	(5.1)	(4.5)

Other income:
Interest income	0.2	1.2	1.1
Equity in income of National Beef Packing Company, LLC	199.7	121.5	89.6
Other, net	0.7	0.4	0.4
Total other income, net	200.6	123.1	91.1
Net income	$192.7	$118.0	$86.6

Fiscal Year Ended December 26, 2020 compared to December 28, 2019

     Net Sales. There were no sales during the fifty-two week periods ended December 26, 2020 and December 28, 2019.

     Cost of Sales. There were no cost of sales during the fifty-two week periods ended December 26, 2020 and December 28, 2019.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $7.9 million for the fifty-two weeks ended December 26, 2020, compared to approximately $5.1 million for the fifty-two weeks ended December 28, 2019, an increase of approximately $2.8 million. The increase is primarily due to higher phantom unit plan expense, which increased as a result of higher unit transfer prices, and higher accounting expense.

     Operating Loss. Operating loss was approximately $7.9 million for the fifty-two weeks ended December 26, 2020 compared to approximately $5.1 million for the fifty-two weeks ended December 28, 2019, an increase of approximately $2.8 million.

     Interest Income. Interest income was $0.2 million during the fifty-two weeks ended December 26, 2020 and $1.2 million in the fifty-two weeks ended December 28, 2019, a decrease of $1.0 million due to lower interest rates.

     Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $199.7 million for the fifty-two weeks ended December 26, 2020 compared to $121.5 million for the fifty-two weeks ended December 28, 2019, an increase of approximately $78.2 million. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2020 as compared to 2019. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Other, net. Other income was $0.7 million for the fifty-two weeks ended December 26, 2020 compared to $0.4 million for the fifty-two weeks ended December 28, 2019. The increase is primarily due to higher delivery right lease income on company owned delivery rights.

     Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

     Net Income. Net income for the fifty-two weeks ended December 26, 2020 was approximately $192.7 million compared to approximately $118.0 million for the fifty-two weeks ended December 28, 2019, an improvement of approximately $74.7 million. The improvement was due to substantially higher net income at NBP.

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

Liquidity and Capital Resources

     As of December 26, 2020, we had net working capital (the excess of current assets over current liabilities) of approximately $74.3 million, which included cash and cash equivalents of $76.8 million. As of December 28, 2019, we had net working capital (the excess of current assets over current liabilities) of approximately $74.3 million, which included cash and cash equivalents of $77.9 million. Our primary sources of liquidity for fiscal years 2020 and 2019 were cash, cash flows from operating activities, and available borrowings under the Credit Agreement and Master Loan Agreement with CoBank.

CoBank Debt

     USPB’s Amended and Restated Revolving Term Supplement’s matured on June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020. On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement (“New Loan Agreements”). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

     The New Loan Agreements provide for a $1 million Revolving Term Commitment, carries a term of five years and matures on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Credit Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

     As of December 26, 2020, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 26, 2020 and Master Loan Agreement as of December 28, 2019.

Operating Activities

     Net cash provided by operating activities was $194.2 million in fiscal year 2020 as compared to $130.1 million in fiscal year 2019. The $64.1 million increase was primarily due to the higher distributions received from NBP that were classified as a distribution from Operating Activities.

     Net cash provided by operating activities was $130.1 million in fiscal year 2019 as compared to $64.7 million in fiscal year 2018. The $65.4 million increase was primarily due to the higher distributions received from NBP that were classified as a distribution from Operating Activities.

Investing Activities

     Net cash used in investing activities was less than $0.1 million in fiscal years 2020 and 2019.

     Net cash used in investing activities was less than $0.1 million in fiscal year 2019 as compared to net cash provided by investing activities of $18.2 million in fiscal year 2018. The $18.3 million decrease was due to lower distributions received from NBP that were classified as a distribution from Investing Activities.

Financing Activities

     Net cash used in financing activities was $195.3 million in fiscal year 2020 as compared to $140.6 million in fiscal year 2019. The $54.7 million increase was due to higher distributions to members in fiscal year 2020, as a result of an increase in earnings, compared to fiscal year 2019.

     Net cash used in financing activities was $140.6 million in fiscal year 2019 as compared to $113.6 million in fiscal year 2018. The $27.0 million change was due to higher distributions to members in fiscal year 2019 compared to fiscal year 2018, which increased as a result of higher earnings.

     USPB believes cash, cash flows from operating activities, and available borrowings under the Credit Agreement will be sufficient to support its working capital and cash flow requirements. For a review of the obligations that affect USPB’s liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Cash Payment Obligations

     The following table describes the cash payment obligations as of December 26, 2020 (thousands of dollars):

		Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Total	2021 (Year 1)	2022 (Year 2)	2023 (Year 3)	2024 (Year 4)	2025 (Year 5)	After Year 5

Non-competition payments(1)	$1,203	$849	$-	$-	$-	$354	$-
Operating leases	$238	$59	$60	$61	$50	$8	$-
Total	$1,441	$908	$60	$61	$50	$362	$-

(1) Reflects payments to be made to current and former Chief Executive Officer's pursuant to their employment agreements.

Off-Balance Sheet Arrangements

     As of December 26, 2020 and December 28, 2019, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

     We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2020 and 2019. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 26, 2020, the Company did not have any outstanding debt.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

     Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 26, 2020, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
			Term Expires in
Name	Age	Positions and Offices with Registrant	March of FY
Mark R. Gardiner	60	Chairman of the Board	2023
Joe M. Morgan	69	Vice Chairman of the Board	2023
Jerry L. Bohn	71	Secretary	2022
Wayne L. Carpenter	59	Director	2022
John M. Freund	53	Director	2023
Rex W. McCloy	66	Director	2021
Jeff H. Sternberger	60	Director	2021
Stanley D. Linville	62	Chief Executive Officer	—
Scott J. Miller	56	Chief Financial Officer	—
Danielle D. Imel	45	Treasurer	—

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

     Joe M. Morgan. Mr. Morgan has been managing commercial feed yards since 1983. He is now CEO of Poky Feeders and part owner since 1987. Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 17,000 head to today of over 90,000 head), plus ranches in seven states. Mr. Morgan has had responsibility for all banking of Poky Feeders for over 30 years and has responsibility for risk management of all feeding entities. He also has farming interests in Iowa and is a member of the National

Cattlemen’s Beef Association and the Kansas Livestock Association. Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University. Mr. Morgan has served as a member of the Company’s board since 2007 and as a Nominating Committee member prior to 2007. As a member of USPB’s board of directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

     Jerry L. Bohn. Mr. Bohn is a board member and owner of Pratt Feeders. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn is NCBA’s President Elect in 2020, served as NCBA’s Vice President in 2019, served on the NCBA’s Executive Committee, chairman of NCBA’s Live Cattle Marketing, and NCBA’s Policy Committee, serving as Chair in 2018 and Vice-Chair in 2017. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s board of directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

     Jeff H. Sternberger. Mr. Sternberger is the General Manager and part owner of Midwest Feeders, Inc. Mr. Sternberger has served Midwest Feeders, Inc. in this capacity since 1992 and has overseen large growth in his company and directed the acquisition of other businesses to add to their holdings. Mr. Sternberger has been the direct contact during that time frame for all banking and accounting relationships. He also owns and operates a farming and cattle operation in Oklahoma and Kansas as well as a personal cattle feeding operation. He serves as a director of Midwest Feeders, Inc., CRI Feeders of Guymon LLC, Brookover Cattle Co. of Scott City LLC, Lloyd Waller Feedyard LLC and Plains State Bank. Mr. Sternberger holds a Bachelor of Science Degree in Agricultural Economics from Oklahoma State University. As a member of USPB’s board of directors, Mr. Sternberger and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Fiscal Year 2020 Executive Compensation Elements

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

     For fiscal year 2020, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2020 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

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

Equity Compensation

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class B phantom units remained outstanding, all of which were fully vested.

     In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units were fully vested and remain outstanding at December 26, 2020.

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

Unit Ownership Guidelines

     USPB does not allow its named executive officers to own USPB’s Class A units. As of December 26, 2020, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

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

Compensation Committee
Mark Gardiner – Chairman Joe Morgan Jerry Bohn

Summary Compensation Table

     The table below sets forth information regarding compensation for our named executive officers for fiscal years 2020, 2019, and 2018. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

					Non-Equity
					Incentive Plan	All Other
Name and Principal				Option	Compensation	Compensation
Position	Period	Salary ($)	Bonus ($)	Awards ($)	($)	($)	Total ($)

Stanley D. Linville	FY 2020	339,995	-	-	495,000 (3)	388,853 (1)	1,223,848
Chief Executive Officer	FY 2019	340,154	-	-	495,000 (3)	351,766 (1)	1,186,920
	FY 2018	308,477	-	-	452,372 (3)	225,011 (1)	985,860

Scott J. Miller	FY 2020	188,273	-	-	271,950 (2)	290,387 (1)	750,610
Chief Financial Officer	FY 2019	188,273	-	-	271,950 (2)	262,922 (1)	723,145
	FY 2018	188,246	-	-	271,950 (2)	166,532 (1)	626,728

Danielle D. Imel	FY 2020	134,515	-	-	195,750 (2)	175,510 (1)	505,775
Treasurer	FY 2019	132,006	-	-	195,750 (2)	159,272 (1)	487,028
	FY 2018	133,125	-	-	195,750 (2)	99,230 (1)	428,105

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,400 and $377,453, respectively in fiscal year 2020; $11,200 and $340,566, respectively in fiscal year 2019; and $11,000 and $214,011, respectively in fiscal year 2018.
Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,400 and $278,987, respectively in fiscal year 2020; $11,200 and $251,722, respectively in fiscal year 2019; and $11,000 and $155,532, respectively in fiscal year 2018.
Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,400 and $164,110, respectively in fiscal year 2020; $11,200 and $148,072, respectively in fiscal year 2019; and $11,000 and $88,230, respectively in fiscal year 2018.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $495,000, $495,000, and $450,000 for fiscal years 2020, 2019, and 2018, respectively, and $0, $0, and $2,372 of long-term cash bonus for fiscal years 2020, 2019, and 2018, respectively. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts. The cumulative annual cap is $495,000 for fiscal years 2020 and 2019 and $450,000 for fiscal year 2018.

Grants of Plan-Based Awards in the Fiscal Year 2020

     The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2020.

		Estimated Future Payouts under Non-Equity Incentive
		Plan Awards

Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a
Chief Executive Officer

Scott J. Miller	10/29/2020	$-	$161,873	(1)	$271,950
Chief Financial Officer

Danielle D. Imel	10/29/2020	$-	$116,517	(1)	$195,750
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2021. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2021 and will be paid out over a two-year period.

(2) There were no grants of plan-based awards in fiscal year 2020 for Mr. Linville.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2021: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2019 Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2021: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2021 USPB earnings before tax plus USPB grid premiums during fiscal year 2021, less (2) $50,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

     Discretionary cash bonuses may also be paid to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2020, 2019, and 2018. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2020

	Phantom Plan Awards
	Number of Securities
	Underlying
Name and Principal Position	Unexercised Awards		Strike Price($)		Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.04		None
	1,000 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2020, the unexercised phantom units were fully vested, and therefore exercisable.

(2) The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. At the end of fiscal year 2020, the unexercised phantom units were fully vested and therefore fully exercisable.

(3) During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisified and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 26, 2020, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
	Number of exercised	Value realized on
Name and Principal Position	awards	exercise ($)
Stanley D. Linville	-	$-
Chief Executive Officer

Scott J. Miller	-	$-
Chief Financial Officer

Danielle D. Imel	-	$-
Treasurer

Retirement Plans

     We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2020. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Stanley D. Linville

     If the 2019 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

  Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2020, his payment would be $330,000;
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

     The table below reflects compensation paid to each director during the fiscal year 2020.

Fees Earned or
Name	Paid in Cash ($)

Mark R. Gardiner	3,750
Joe M. Morgan	3,750
Jerry L. Bohn	3,750
Wayne L. Carpenter	3,500
John M. Freund	3,500
Rex W. McCloy	3,500
Jeff H. Sternberger	3,500

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

  Median employee total annual compensation for 2020                            $   373,282
  Stanley D. Linville total annual compensation for 2020                          $1,223,848
  Ratio of Stanley D. Linville to Median employee compensation                      3 : 1

     In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 26, 2020. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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

Equity Compensation Plan Information
Number of
securities
remaining available
		Number of		for future issuance
		securities to be		under equity
		issued upon	Weighted-average	compensation plans
		exercise of	exercise price of	(excluding
	Type of	outstanding options,	outstanding options,	securities reflected
Plan Category	Equity	warrants and rights	warrants and rights	in column (a))
		(a)	(b)	(c)
Equity compensation plans approved
by security holders		-	N/A	-
Equity compensation plans not
approved by security holders		-	N/A	-
Total

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of February 27, 2021 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

			Number of Units
			Beneficially
	Name and Address of Beneficial Owner	Title of Class	Owned	Percent of Class

Black Diamond Cattle Co, Inc. (1)		Class A	95,000	12.9%
	509 Country Lane	Class B	95,000	12.6%
	Council Grove, Kansas 66846
John Fairleigh (2)		Class A	54,288	7.4%
	Box 560	Class B	54,288	7.2%
	Scott City, KS 67871
Stacy and Kelly Hoeme (3)		Class A	41,125	5.6%
	PO Box 186	Class B	41,125	5.4%
	Scott City, KS 67871
Jerald Bohn (4)		Class A	40,901	5.6%
	PO Box 945	Class B	33,351	4.4%
	Pratt, KS 67124
Jeff Sternberger (5)		Class A	40,770	5.5%
	05013 13 Rd	Class B	40,770	5.4%
	Ingalls, KS 67853

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc.
(2)	Includes i) 54,288 Class A and 30,000 Class B unit s held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and ii) 24,288 Class B units held by Fairleigh Corporation dba Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC of which Mr. Bohn is a part owner and 250 Class B units held by the Jerald L. Bohn Revocable T rust.
(5)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

     The following table furnishes information, as of February 27, 2021, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 27, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number(1)	Percentage(1)	Number(1)	Percentage(1)
Jerry L. Bohn (2)	40,901	5.6%	33,351	4.4%
Jeff H. Sternberger(3)	40,770	5.5%	40,770	5.4%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	13,085	1.8%	12,635	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Stanley D. Linville	-	0.0%	-	0.0%
Scott J. Miller	-	0.0%	-	0.0%
Danielle D. Imel	-	0.0%	-	0.0%
Directors and Executive Officers as a group (10 persons)(9)	139,209	18.9%	115,946	15.4%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC of which Mr. Bohn is a part owner and 250 Class B units held by the Jerald L. Bohn Revocable T rust.
(3)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 13,085 Class A units and 12,635 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(7)	Includes i) 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, and ii) 100 Class A and Class B units held by Gardiner Angus Ranch, Inc., all of which Mr. Gardiner has sole voting power.
(8)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting power.
(9)	Reflects unit ownership by all seven directors and the named executive officers of USPB.

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

Transactions with NBP

     On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP. Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2020, 2019, and 2018, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2020, 2019, and 2018, USPB’s Class A unitholders and associates provided approximately 23%, 23%, and 25%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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
  On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended be five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2025.

     NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Grant Thornton LLP an independent registered public accounting firm, was engaged in June 2018 and served as our auditors for the review of the quarterly report on Form 10-Q for the periods ended June 30, 2018 and September 29, 2018, and as our auditor for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 (thousands of dollars).

	December 26, 2020	December 28, 2019	December 29, 2018

Audit Fees	$127	$121	$115
Audit Related Fees	-	-	28
Tax Fees	-	-	-
Total	$127	$121	$143

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

10.2(a)

First Amended and Restated Cattle Purchase and Sale Agreement Between the Company and National Beef Packing Company, LLC dated June 10, 2019 (incorporated herein by reference to Exhibit 10-2a to Form 10-K (File No. 333-115164) filed with the SEC on March 6, 2020).

10.3(a)	Form of Uniform Cattle Delivery and Marketing Agreement – Even Slots (incorporated by reference to Exhibit 10.2(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).

10.4(a)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.01 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.4(b)*

Amended and Restated USPB Phantom Unit Bonus Compensation Policy dated January 14, 2020 (incorporated herein by reference to Exhibit 10-4b to Form 10-K (File No. 333-115164) filed with the SEC on March 6, 2020).

35
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

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

10.5(g)	Amended and Restated Revolving Term Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

10.5(h)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 20, 2019).

10.5(i)	Credit Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 13, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(j)	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(k)	Affirmation of Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.6(a)*	CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC dated July 10, 2009 (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 333-115164) filed with the SEC on July 10, 2009).

10.6(b)*	First Amendment to CEO Employment Agreement by and between Steven D. Hunt and U.S. Premium Beef, LLC adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.02 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).

10.6(c)*	Second Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 6, 2011).

10.6(d)*	Third Amendment to CEO Employment Agreement between U.S. Premium Beef, LLC and Steven D. Hunt (incorporated by reference to Exhibit 10.6(d) to Form 10-KT (File No. 333-115164) filed with the SEC on May 24, 2012).

10.6(e)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(f)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.6(g)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).

10.7	Escrow Agreement dated December 30, 2011 between and among the Company, Leucadia National Corporation, NBPCo Holdings, LLC, and Marshall & Ilsley Trust Company, N.A. (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

36

10.8	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 5, 2021

* * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville
Chief Executive Officer
Stanley D. Linville	(Principal Executive Officer)	March 5, 2021
/s/ Scott J. Miller
Chief Financial Officer
Scott J. Miller	(Principal Financial and Accounting Officer)	March 5, 2021
/s/ Mark R. Gardiner
Chairman of the Board
Mark R. Gardiner		March 5, 2021
/s/ Joe M. Morgan
Vice Chairman of the Board
Joe M. Morgan		March 5, 2021
/s/ Jerry L. Bohn
Secretary
Jerry L. Bohn		March 5, 2021
/s/ Wayne L. Carpenter
Director
Wayne L. Carpenter		March 5, 2021
/s/ John M. Freund
Director
John M. Freund		March 5, 2021
/s/ Rex W. McCloy
Director
Rex W. McCloy		March 5, 2021
/s/ Jeff H. Sternberger
Director
Jeff H. Sternberger		March 5, 2021

U.S. PREMIUM BEEF, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

U.S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware limited liability company) (the “Company”) as of December 26, 2020 and December 28, 2019, and the related statements of operations, members’ capital, and cash flows for each of the three fiscal years in the period ended December 26, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

March 5, 2021

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	December 26, 2020	December 28, 2019
Current assets:
Cash and cash equivalents	$76,769	$77,909
Accounts receivable	317	-
Due from affiliates	55	41
Other current assets	29	29
Total current assets	77,170	77,979
Property, plant, and equipment, at cost	243	238
Less accumulated depreciation	210	195
Net property, plant, and equipment	33	43
Right of use assets, net	219	232
Investment in National Beef Packing Company, LLC	131,494	131,786
Other assets	12	43
Total assets	$208,928	$210,083
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$17	$28
Due to affiliates	5	29
Accrued compensation and benefits	2,243	2,260
Lease obligations	51	49
Other accrued expenses and liabilities	579	1,307
Distributions payable	2	50
Total current liabilities	2,897	3,723
Long-term liabilities:
Lease obligations	168	183
Other liabilities	5,621	3,340
Total long-term liabilities	5,789	3,523
Total liabilities	8,686	7,246

Commitments and contingencies	-	-

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	200,242	202,837
Total members' capital	200,242	202,837
Total liabilities and members' capital	$208,928	$210,083

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net sales	$-	$-	$-
Costs and expenses:
Cost of sales	-	-	-
Selling, general, and administrative expenses	7,866	5,079	4,476
Depreciation and amortization	16	17	12
Total costs and expenses	7,882	5,096	4,488
Operating loss	(7,882)	(5,096)	(4,488)
Other income:
Interest income	165	1,167	1,073
Interest expense	(2)	(15)	(15)
Equity in income of National Beef Packing Company, LLC	199,703	121,464	89,610
Other, net	697	481	408
Total other income	200,563	123,097	91,076
Net income	$192,681	$118,001	$86,588

Income per unit:
Basic and diluted
Class A units	$26.20	$16.05	$11.77
Class B units	$229.57	$140.59	$103.16

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Members' Capital
(thousands of dollars)

Members'
capital
Balance at December 30, 2017	$224,147
Net income for the year ended December 29, 2018	86,588
Member distributions	(90,979)
Balance at December 29, 2018	$219,756
Net income for the year ended December 28, 2019	118,001
Member distributions	(134,920)
Balance at December 28, 2019	$202,837
Net income for the year ended December 26, 2020	192,681
Member distributions	(195,276)
Balance at December 26, 2020	$200,242

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

52 weeks ended		52 weeks ended	52 weeks ended
December 26, 2020		December 28, 2019	December 29, 2018

Cash flows from operating activities:
Net income	$192,681	$118,001	$86,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	17	12
Equity in net income of National Beef Packing Company, LLC	(199,703)	(121,464)	(89,610)
Distributions from National Beef Packing Company, LLC	199,995	133,039	68,023
Changes in assets and liabilities:
Accounts Receivable	(317)	-	-
Due from affiliates	(14)	(20)	116
Other assets	31	24	42
Accounts payable	(11)	16	(46)
Due to affiliates	(24)	(15)	(344)
Accrued compensation and benefits	2,264	(292)	(304)
Other accrued expenses and liabilities	(728)	792	231
Net cash provided by operating activities	194,190	130,098	64,708
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(6)	(43)	(7)
Distributions from National Beef Packing Company, LLC	-	-	18,256
Net cash (used in) provided by investing activities	(6)	(43)	18,249
Cash flows from financing activities:
Member distributions	(195,324)	(140,557)	(113,620)
Net cash used in financing activities	(195,324)	(140,557)	(113,620)
Net decrease in cash	(1,140)	(10,502)	(30,663)
Cash and cash equivalents at beginning of period	77,909	88,411	119,074
Cash and cash equivalents at end of period	$76,769	$77,909	$88,411
Supplemental cash disclosures:
Cash paid during the period for interest	$-	$18	$13
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$36	$232	$-
Supplemental noncash disclosures of investing activities:
Required contribution of purchased ownership interest to
National Beef Packing Company, LLC	$-	$23,692	$-
Supplemental noncash disclosures of financing activities:
Distributions payable	$-	$-	$5,867

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

     On November 29, 2019, Jefferies Financial Group, Inc. (formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

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

U.S. Premium Beef, LLC
Notes to Financial Statements

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 26, 2020 and December 28, 2019, the Company’s balance sheet reflected Cash and cash equivalents of $76.8 million and $77.9 million, respectively. The cash is invested in CoBank’s overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Investment in National Beef Packing Company, LLC

     USPB’s 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

     The table below summarizes the changes to USPB’s investment in NBP.

	December 26, 2020	December 28, 2019
	(thousands of dollars)
Beginning Investment Balance	$131,786	$143,361
Purchase of ownership interest	-	23,692
Equity in net income	199,703	121,464
Distributions	(199,995)	(156,731)
Ending Investment Balance	$131,494	$131,786

     For fiscal years 2020 and 2019, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a market based approach and resulted in a fair value that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 26, 2020 and December 28, 2019.

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

U.S. Premium Beef, LLC
Notes to Financial Statements

     A summary of cost and accumulated depreciation for property, plant, and equipment as of December 26, 2020 and December 28, 2019 follows (thousands of dollars):

	December 26, 2020	December 28, 2019
Machinery and equipment	$24	$19
Furniture and fixtures	147	147
Trailers and automotive equipment	72	72
Total property, plant, and equipment, at cost	243	238
Accumulated depreciation	210	195
Property, plant, and equipment, net	$33	$43

     Depreciation expense was less than $0.1 million for fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018.

Distributions Payable

     USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable were less than $0.1 million as of December 26, 2020 and December 28, 2019.

Income Taxes

     Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

     Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 26, 2020 and December 28, 2019, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.5 million and $1.2 million, respectively.

Selling, General, and Administrative

     Selling expenses consist primarily of salaries, bonuses, phantom unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Noncompetition Payments

     The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2020 and 2019, the former CEO was paid $0.8 million and $0.8 million, respectively, in noncompetition payments. He will continue to receive noncompetition payments of approximately $0.8 million per year during calendar year 2021.

     The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

     As of December 26, 2020 and December 28, 2019, the Company had accrued $1.2 million and $1.9 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

	December 26, 2020	December 28, 2019
	(thousands of dollars)
Current non-compete	$849	$848
Long-term non-compete	308	1,089
	$1,157	$1,937

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

Income Per Unit Calculation	52 weeks ended	52 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 26, 2020	December 28, 2019	December 29, 2018

Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$19,268	$11,800	$8,659
Class B	$173,413	$106,201	$77,929

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$26.20	$16.05	$11.77
Class B	$229.57	$140.59	$103.16

NOTE 3.    Long-Term Debt and Loan Agreements

     (a)      Credit Agreement

     USPB’s Amended and Restated Revolving Term Supplement’s matured on June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020. On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement (“New Loan Agreements”). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

     The New Loan Agreements provide for a $1 million Revolving Term Commitment, carries a term of five years and matures on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Credit Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

U.S. Premium Beef, LLC
Notes to Financial Statements

     As of December 26, 2020, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 26, 2020 and Master Loan Agreement as of December 28, 2019.

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

     Upon review of its lease arrangements, USPB determined that its two office leases were subject to the new leasing standard. The Kansas City, MO office lease has a remaining term of approximately 4.2 years (assuming the final 3-year renewal is exercised). The Dodge City, KS office renewed its office lease in 2020 and has a remaining term of approximately 3.0 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $3,884, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,025, which is not subject to adjustment. Both offices are used for general office use only. As of December 26, 2020, the present value of the remaining operating lease payments for the offices equaled $0.2 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate adjusted for lease term.

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

NOTE 4.    Employee Options and Benefit Plans

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and was reduced to $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2020, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $3.2 million, $1.0 million, and $0.6 million was recognized in fiscal years 2020, 2019, and 2018, respectively.

     On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. The phantom units became fully vested in January 2018. Compensation expense of $0.9 million, $0.3 million, and $0.2 million was recognized in fiscal years 2020, 2019, and 2018, respectively.

U.S. Premium Beef, LLC
Notes to Financial Statements

     As of December 26, 2020 and December 28, 2019, the Company had accrued $5.3 million and $2.3 million, respectively, for the management phantom plans. The accrued amounts are included in Other liabilities on the balance sheet.

     USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 26, 2020 and December 28, 2019, the Company had accrued $1.4 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

     The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.1 million for fiscal years 2020, 2019, and 2018, respectively.

NOTE 5.    Other Income

     Other non-operating income, net was $0.7 million, $0.5 million, and $0.4 million, for fiscal years 2020, 2019, and 2018, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6.    Income Taxes

      USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes were less than $0.1 million in tax years 2020, 2019, and 2018.

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

     On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement). Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2020, 2019, and 2018, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2020, 2019, and 2018, USPB’s Class A unitholders and associates provided approximately 23%, 23%, and 25%, respectively, of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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
  On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended be five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2025.

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

     At December 26, 2020 and December 28, 2019, the Company had receivables of less than $0.1 million due from unitholders and associates.

     At December 26, 2020 and December 28, 2019, the Company had payables of less than $0.1 million due to unitholders and associates.

NOTE 8.    Legal Proceedings

     As of December 26, 2020, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously.

U.S. Premium Beef, LLC
Notes to Financial Statements

     In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice and approximately 30 state attorneys general regarding industry cattle procurement practices. NBP is cooperating with these investigations and is working with the Department of Justice and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

     NBP is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NPB’s financial condition, results of operations or liquidity.

     USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

NOTE 9.    Quarterly Results (Unaudited)

     Selected quarterly financial data for fiscal years 2020 and 2019 are set forth below (dollars in thousands, except per unit data):

		Operating	Net	Basic and Diluted Earnings Per
	Net Sales	Loss	Income	Class A Unit	Class B Unit
2020 quarterly results:
March 28, 2020	$-	$(1,130)	$12,176	$1.66	$14.51
June 27, 2020	-	(1,225)	101,204	$13.76	$120.58
September 26, 2020	-	(4,015)	39,347	$5.35	$46.88
December 26, 2020	-	(1,512)	39,954	$5.43	$47.60
	$-	$(7,882)	$192,681

2019 quarterly results:
March 30, 2019	$-	$(1,809)	$10,538	$1.43	$12.56
June 29, 2019	-	(891)	24,748	$3.37	$29.49
September 28, 2019	-	(822)	41,350	$5.62	$49.27
December 28, 2019	-	(1,574)	41,365	$5.63	$49.27
	$-	$(5,096)	$118,001

NOTE 10.    Subsequent Events

     USPB has evaluated subsequent events through the date the financial statements were issued and determined there were no such events to report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers

National Beef Packing Company, LLC

We have audited the accompanying consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, which comprise the consolidated balance sheets as of December 26, 2020 and December 28, 2019, and the related consolidated statements of operations, comprehensive income, members' capital, and cash flows for each of the three fiscal years in the period ended December 26, 2020, and the related notes to the financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of December 26, 2020 and December 28, 2019, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2020 in accordance with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Kansas City, Missouri

March 5, 2021

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	December 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$10,669	$12,507
Accounts receivable, less allowance for returns and expected credit losses of $2,627 and
$2,540, respectively	286,061	290,391
Due from affiliates	1,259	961
Other receivables	6,102	5,887
Inventories	289,941	287,795
Other current assets	45,279	28,819
Total current assets	639,311	626,360
Property, plant and equipment, at cost:
Land and improvements	58,398	35,453
Buildings and improvements	278,291	261,280
Machinery and equipment	559,912	536,763
Trailers and automotive equipment	3,460	3,410
Furniture and fixtures	16,926	15,540
Construction in progress	140,810	88,372
	1,057,797	940,818
Less accumulated depreciation	458,577	412,921
Net property, plant and equipment	599,220	527,897
Goodwill	30,634	30,634
Other intangibles, net of accumulated amortization of $413,330 and $364,196, respectively	456,958	506,092
Right of use assets, net of accumulated amortization of $43,307 and $21,306, respectively	73,422	90,907
Other assets	39,594	29,316
Total Assets	$1,839,139	$1,811,206
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$19,888	$19,678
Current portion of right of use liabilities	25,403	25,248
Cattle purchases payable	127,536	116,280
Accounts payable — trade	114,209	109,232
Due to affiliates	4,439	2,762
Accrued compensation and benefits	239,641	151,920
Accrued insurance	22,221	21,819
Other accrued expenses and liabilities	54,547	44,794
Total current liabilities	607,884	491,733
Long-term debt, excluding current installments	342,649	410,560
Long-term portion of right of use liabilities	49,473	67,077
Other liabilities	20,758	21,603
Total liabilities	1,020,764	990,973
Commitments and contingencies
Members’ capital:
Members’ capital	818,393	820,332
Accumulated other comprehensive loss	(18)	(99)
Total members’ capital	818,375	820,233
Total Liabilities and Members' capital	$1,839,139	$1,811,206

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018(a)
Net sales	$9,442,036	$8,579,568	$7,680,763
Costs and expenses:
Cost of sales	7,911,900	7,554,273	6,890,424
Selling, general and administrative	84,781	83,005	74,720
Depreciation and amortization	108,348	121,598	105,512
Total costs and expenses	8,105,029	7,758,876	7,070,656
Operating income	1,337,007	820,692	610,107
Other income (expense):
Interest income	414	465	314
Interest expense	(8,751)	(11,515)	(10,483)
Income before taxes	1,328,670	809,642	599,938
Income tax expense	3,759	3,038	2,607
Net income	$1,324,911	$806,604	$597,331

(a) Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018(a)
Net income	$1,324,911	$806,604	$597,331
Other comprehensive income:
Foreign currency translation adjustments	81	(20)	(22)
Comprehensive income	$1,324,992	$806,584	$597,309

(a) Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

52 weeks ended		52 weeks ended	52 weeks ended
December 26, 2020		December 28, 2019	December 29, 2018(a)

Cash flows from operating activities:
Net income	$1,324,911	$806,604	$597,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,348	121,598	105,512
Provision for returns and doubtful accounts	10,144	11,294	9,575
Deferred income tax provision	858	166	248
Loss (Gain) on disposal of property, plant and equipment	1,082	(93)	(960)
Amortization of debt issuance costs	1,034	735	722
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(5,814)	(57,561)	(41,361)
Due from affiliates	(298)	(158)	(17)
Other receivables	(215)	(1,169)	4,584
Inventories	(2,146)	(12,980)	14,615
Other assets	(27,596)	(17,480)	(9,829)
Right of use assets and lease liabilities, net	36	1,418	-
Cattle purchases payable	11,256	(11)	(7,649)
Accounts payable	15,867	8,674	(1,851)
Due to affiliates	1,677	2,612	(612)
Accrued compensation and benefits	87,721	40,874	28,406
Accrued insurance	401	(2,696)	9,854
Other accrued expenses and liabilities	8,911	4,633	6,611
Net cash provided by operating activities	1,536,177	906,460	715,179
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(142,724)	(91,553)	(96,530)
Acquisition of Iowa Premium, LLC, net of cash acquired	-	(145,195)	-
Proceeds from sale of property, plant and equipment	1,372	1,916	2,122
Net cash used in investing activities	(141,352)	(234,832)	(94,408)
Cash flows from financing activities:
Receipts under revolving credit lines	537,434	167,696	255,288
Payments under revolving credit lines	(523,696)	(200,000)	(290,288)
Receipts under reducing revolving credit lines	545,000	741,250	300,000
Payments under reducing revolving credit lines	(626,000)	(470,250)	(285,000)
Net repayments of other indebtedness/capital leases	(2,619)	(1,429)	(105)
Cash paid for financing costs	-	(450)	-
Cash paid for common control acquisition	-	(60,000)	-
Member distributions	(1,326,850)	(882,637)	(572,409)
Net cash used in financing activities	(1,396,731)	(705,820)	(592,514)
Effect of exchange rate changes on cash	68	(47)	(27)
Net (decrease) increase in cash	(1,838)	(34,239)	28,230
Cash and cash equivalents at beginning of period	12,507	46,746	18,516
Cash and cash equivalents at end of period	$10,669	$12,507	$46,746
Supplemental disclosures:
Cash paid during the period for interest	$10,769	$11,409	$11,333
Cash paid during the period for taxes	$1,153	$1,458	$1,906
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$661	$11,551	$3,677
Assets acquired through capital lease	$1,145	$12,849	$147
(a) Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ Capital
(in thousands)

		Accumulated Other
		Comprehensive
	Members’ Capital	(Loss) Income	TOTAL
Balance at December 30, 2017	$929,265	$(57)	$929,208
Net income	597,331	—	597,331
Equity acquired in common control transaction	2,178	—	2,178
Distributions	(572,409)	—	(572,409)
Foreign currency translation adjustments	—	(22)	(22)
Balance at December 29, 2018 (a)	$956,365	$(79)	$956,286
Net income	806,604	—	806,604
Contributions	157,181	—	157,181
Common control transaction distribution	(60,000)	—	(60,000)
Distributions	(1,039,818)	—	(1,039,818)
Foreign currency translation adjustments	—	(20)	(20)
Balance at December 28, 2019	$820,332	$(99)	$820,233
Net income	1,324,911	—	1,324,911
Distributions	(1,326,850)	—	(1,326,850)
Foreign currency translation adjustments	—	81	81
Balance at December 26, 2020	$818,393	(18)	$818,375

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

     The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas. As of December 26, 2020, and December 28, 2019, approximately 57% and 58% respectively, of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 7).

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

     Effective December 30, 2018, the beginning of our 2019 fiscal year, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, “Leases” (ASC 842). We adopted this standard utilizing the FASB’s transition option which allows the Company to continue to apply the legacy guidance in ASC 840, “Leases” (ASC 840), including its disclosure requirements, in the comparative periods presented in the year of adoption. Accordingly, the relevant lease information in the accompanying financial statements and disclosures is accounted for under ASC 842 for fiscal years 2020 and 2019, and ASC 840 for fiscal years 2018. Adoption of the standard in fiscal 2019 resulted in an operating lease right of use asset of approximately $75.4 million and an operating lease right of use liability of approximately $76.4 million. Additional information regarding leases is included in “Note 4. Leases.” Effective December 31, 2017, the beginning of our 2018 fiscal year, the Company adopted FASB’s ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606). We adopted this standard using the cumulative effect adjustment, often referred to as modified retrospective approach. Under this method, we did not restate the prior financial statements presented. There was no cumulative effect to be recorded as an adjustment to the opening balance of retained earnings. Additional information regarding revenue recognition is included in “Note 3. Revenue Recognition.”

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance were effective as of the beginning of our 2020 fiscal year. The adoption of this guidance did not have a material impact on our financial statements.

     In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The provisions of the new guidance were effective as of the beginning of our 2020 fiscal year. The adoption of this guidance did not have a material impact on our financial statements.

Fiscal Year

     The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2020, 2019 and 2018 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Allowance for Returns and Expected Credit Losses

      The allowance for returns and expected credit losses is the Company’s best estimate of the amount of probable returns and credit losses in the Company’s existing accounts receivable. The Company closely monitors accounts receivable balances and estimates the allowance for expected credit losses. The estimates are based primarily on historical collection experience, customer conditions and other factors. Management considers factors such as changes in the economy and industry. Specific accounts are reviewed individually for collectability. Historically, the expected credit losses associated with accounts receivable have not been material. The majority of the provision and charge offs noted below were done in relation to product and pricing claims, not credit losses.

     The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 29, 2018	$(4,211)	$(9,575)	$11,202	$(2,584)
December 28, 2019	$(2,584)	$(11,294)	$11,338	$(2,540)
December 26, 2020	$(2,540)	$(10,144)	$10,057	$(2,627)

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

      Inventories consist primarily of beef, beef by-products, and parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

     Inventories at December 26, 2020 and December 28, 2019 consisted of the following (in thousands):

	December 26, 2020	December 28, 2019
Dressed and boxed beef products	$219,135	$212,231
Beef by-products	29,612	38,542
Parts, supplies and other	41,194	37,022
Total inventory	$289,941	$287,795

Property, plant and equipment

     Property, plant and equipment are recorded at cost, other than certain property, plant and equipment that are recorded at fair value as a result of being acquired in connection with various acquisitions.  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

     Depreciation expense was $59.2 million, $74.2 million and $60.3 million for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.

     Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations as incurred.

     The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.9 million, $1.4 million and $1.9 million for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2020, 2019 or 2018.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amounts of goodwill are as follows (in thousands):

	December 26, 2020	December 28, 2019
Beginning balance	$30,634	$14,991
Iowa Premium, LLC acquisition	—	15,643
Ending balance	$30,634	$30,634

     ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2020, 2019 or 2018 related to the Company’s intangible assets, thus no impairment charge was recorded.

     The amounts of other intangible assets are as follows (amounts in thousands):

	Weighted Average Amortization Period	December 26, 2020
		Gross
		Carrying	Accumulated
		Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$206,045
Trade names	20	290,148	119,439
Cattle supply relationships	15	143,600	86,160
Other	6	3,240	1,686
Total intangible assets	18	$870,288	$413,330

	Weighted Average Amortization Period	December 28, 2019
		Gross
		Carrying	Accumulated
		Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$181,675
Trade names	20	290,148	104,934
Cattle supply relationships	15	143,600	76,587
Other	6	3,240	1,000
Total intangible assets	18	$870,288	$364,196

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 the Company recognized $49.1 million, $47.4 million and $45.3 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 26, 2020, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2021	$49,134
2022	49,051
2023	48,713
2024	48,445
2025	48,445
Thereafter	213,170
Total	$456,958

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 26, 2020 and December 28, 2019, as substantially all debt carries variable interest rates.

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

Advertising

     Advertising expenses are charged to operations in the period incurred and were $23.6 million, $17.5 million and $16.2 million for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018.

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

Disaggregated Revenue

     The following table further disaggregates our sales by major revenue stream for the fiscal years ended (in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018
Beef, pork, & beef by-products	$9,664,604	$8,735,243	$7,680,763
Other	272,336	229,174	229,931
Intercompany	(494,904)	(384,849)	(360,549)
Net Sales	$9,442,036	$8,579,568	$7,680,763

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

     Changes in the contract liability balances during 2020 are as follows (in thousands):

	December 26, 2020	December 28, 2019	Change
Contract liabilities	$24,070	$21,079	$2,991

Changes in the contract liability balances during 2019 are as follows (in thousands):

	December 28, 2019	December 29, 2018	Change
Contract liabilities	$21,079	$15,096	$5,983

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Substantially all of the contract liability as of December 28, 2019 was recognized in revenue during 2020. The Company expects to recognize substantially all of the current year liability in 2021.

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

     During our fiscal years ended December 26, 2020, and December 28, 2019, we recognized rent expense associated with our leases as follows (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2020	December 28, 2019
Operating lease cost:
Fixed rent expense	$28,560	$25,494
Variable rent expense	26	14
Finance lease cost:
Amortization of ROU assets	2,137	1,752
Interest expense	479	437
Short-term lease cost	4,514	6,448
Net lease cost	$35,716	$34,145

Lease cost – Cost of sales	30,593	29,388
Lease cost – SG&A	2,507	2,568
Lease cost – Depreciation & Amortization	2,137	1,752
Lease cost – Interest expense	479	437
Net lease cost	$35,716	$34,145

     Rent expense associated with operating leases was $24.5 million for fiscal year 2018.

     Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 26, 2020, and December 28, 2019, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

	December 26, 2020	December 28, 2019
Finance lease ROU assets	$10,385	$11,388
Finance lease liabilities:
Current installments of long-term debt	2,239	1,832
Long-term debt	8,427	9,895

     During the fiscal years ended December 26, 2020 and December 28, 2019, we had the following cash and non-cash activities associated with our leases (in thousands):

	December 26, 2020	December 28, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,621	$24,928
Operating cash flows from finance leases	485	401
Financing cash flows from finance leases	2,200	1,429

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	7,676	112,218
New finance lease liabilities	1,145	12,849

     The future payments due under operating and finance leases as of December 26, 2020 is as follows (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating	Finance
Due in:
2021	$27,484	$2,633
2022	22,406	2,707
2023	13,169	1,969
2024	7,752	2,133
2025	4,278	2,175
Thereafter	5,017	172
Total	80,106	11,789

Future interest	(5,230)	(1,123)

Lease liabilities recognized	$74,876	$10,666

     As of December 26, 2020, the weighted-average remaining lease term for all operating leases is 3.44 years, while the weighted-average remaining lease term for all finance leases is 4.84 years. As of December 28, 2019, the weighted-average remaining lease term for all operating leases is 3.71 years, while the weighted-average remaining lease term for all finance leases is 5.96 years.

     As of December 26, 2020, the weighted-average discount rate associated with operating leases is 3.6%, while the weighted-average discount rate associated with finance leases is 4.2%. As of December 28, 2019, the weighted-average discount rate associated with operating leases is 3.7%, while the weighted-average discount rate associated with finance leases is 4.2%.

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

NOTE 6.    LONG-TERM DEBT AND LOAN AGREEMENTS

     The Company has entered into various debt agreements to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 26, 2020, and December 28, 2019, debt consisted of the following (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2020	December 28, 2019
Short-term debt:
Reducing revolver credit facility (a)	18,750	18,750
Current portion of loan costs (c)	(1,101)	(904)
Current portion of capital lease obligations (c)	2,239	1,832
	19,888	19,678

Long-term debt:
Reducing revolver credit facility (a)	306,250	387,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	26,434	12,696
Long-term portion of loan costs (c)	(462)	(1,281)
Long-term capital lease obligations (c)	8,427	9,895
	342,649	410,560
Total debt	$362,537	$430,238

_____________________________________

(a) Senior Credit Facilities - In June 2017, the Company entered into a Third Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in June 2022. In March 2018, the Company amended the Debt Agreement to include a $375.0 million reducing revolver loan and a $275.0 million revolving credit facility. In November 2019, the Company exercised an Accordion Option (Accordion Option) associated with the reducing revolver credit facility. Through the exercise of the Accordion Option, the reducing revolver commitment was increased to $456.3 million. In April of 2020, we exercised an additional Accordion Option which increased our availability under our reducing revolver by $75 million. The reducing revolver loan commitment decreases by approximately $18.8 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a single financial covenant that requires the Company to maintain a minimum tangible net worth; at December 26, 2020, the Company was in compliance with the single financial covenant..

     At December 26, 2020, the Company’s outstanding debt under the Debt Agreement consisted of a reducing revolver loan with an outstanding balance of $325.0 million and $26.4 million drawn on the revolving credit facility. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the credit facility), plus a margin ranging from 0.75% to 3.0% depending upon certain financial ratios and the rate selected. At December 26, 2020, the interest rates on the outstanding reducing revolving loan and revolving credit facility were 1.9% and 4.0%, respectively.

     Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit. Letters of credit aggregating $14.4 million were outstanding at December 26, 2020. Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. At December 26, 2020, after deducting outstanding amounts and issued letters of credit, $198.5 million of the unused revolving credit facility and $187.5 million of the reducing revolver commitment was available to the Company.

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

     Effective April 3, 2020, the Company entered a transaction with the City of Liberal, Kansas, designed to provide property tax savings. Under the transaction, the City intends to purchase certain assets of the Company’s Liberal, Kansas facility (the facility) by issuing federally taxable industrial revenue bonds in an amount not to exceed $65.0 million with a stated maturity of December 31, 2032. The City then leased the assets to the Company under a capital lease with a basic term expiring when any and all principal, redemption premium, and interest on said bonds are redeemed and paid in full. The Company purchased the City’s bonds with proceeds of its loans under the Debt Agreement. Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility remains a component of property, plant and equipment in the Company’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement. The total amount of revenue bonds authorized for issuance is $65.0 million.

(c) Debt issuance costs - Amortization of $1.0 million, $0.7 million and $0.7 million was charged to interest expense during the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 26, 2020, are as follows (in thousands):

Minimum
Principal
Maturities
Fiscal year ending December:
2021	$19,888
2022	334,592
2023	1,771
2024	1,997
2025	1,994
Thereafter	2,295
Total minimum principal maturities	$362,537

Other Commitments

     Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2020, 2019 and 2018, respectively. Payments under the commitment will be $0.8 million in each of the fiscal years 2021 through 2023.

NOTE 7.    RETIREMENT PLANS

     The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $2.4 million, $1.9 million and $1.5 million for the fiscal years 2020, 2019 and 2018, respectively.

     During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which was included in Cost of sales during 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the consolidated balance sheets. The long-term portion of the withdrawal liability is approximately $16.4 million and $17.2 million for the periods ending December 26, 2020 and December 28, 2019 and is included in Other liabilities on the consolidated balance sheets.

NOTE 8.    INCOME TAXES

     Income tax expense includes the following current and deferred provisions (in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018
Current provision:
Federal	$1,827	$1,442	$1,233
State	1,838	1,338	1,081
Foreign	94	92	45
Total current tax expense	3,759	2,872	2,359
Deferred provision:
Federal	—	136	200
State	—	30	48
Foreign	—	—	—
Total deferred tax expense	—	166	248
Total income tax expense	$3,759	$3,038	$2,607

     Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 21% in 2020, 2019 and 2018 to earnings before income taxes) as follows (in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018
Computed “expected” income tax expense	$279,020	$169,865	$125,395
Passthrough “expected” income tax expense	(277,293)	(168,442)	(124,152)
State taxes, net of federal	1,838	1,368	1,129
Permanent differences	254	249	229
Rate Change	—	—	—
Other	(60)	(2)	6
Total income tax expense	$3,759	$3,038	$2,607

NOTE 9.    RELATED PARTY TRANSACTIONS

      The Company entered into various transactions with a company affiliated with NBPCo Holdings, which holds an ownership interest in the Company, in the ordinary course of business. In addition, the Company has certain purchase and sale transactions with various Marfrig affiliates in the ordinary course of business.

     During fiscal years 2019, 2018 and 2017, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	December 26, 2020	December 28, 2019	December 29, 2018
Sales to:
Beef Products, Inc. (1)	$46,735	$34,773	$28,360
MF Foods USA, LLC (2)	820	57	—
Total sales to affiliate	$47,555	$34,830	$28,360
Purchases from:
Beef Products, Inc. (1)	$8,653	$12,565	$12,750
Marfrig affiliates (3)	32,455	656	—
Total purchases from affiliate	$41,108	$13,221	$12,750

__________________________________

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings
(2) MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3) Marfrig affiliates include Weston Importers, LTD, Establecimientos Colonia, Frigorifico Tacuarem, Inaler SA, and Frigorifico LaCaballada

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. We paid approximately $1.7 million during 2020, $1.6 million during 2019 and $1.7 million during fiscal years 2018 to BPI in technology and support fees.

     We are party to a long-term cattle supply agreement with US Premium Beef, a minority owner of the Company. Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 23% of our cattle requirements under this agreement during each of the years 2020 and 2019 and approximately 28% of our cattle requirements under this agreement during 2018.

NOTE 10.    FAIR VALUE MEASUREMENTS

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

     The following table details the assets and liabilities measured at fair value on a recurring basis as of December 26, 2020, and December 28, 2019 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 26, 2020	(Level 1)	Inputs (Level 2)	(Level 3)
Other current assets — derivatives	$86	$—	$86	$—
Other accrued expenses and
liabilities — derivatives	$77	$52	$25	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 28, 2019	(Level 1)	Inputs (Level 2)	(Level 3)
Other current assets — derivatives	$722	$25	$697	$—
Other accrued expenses and
liabilities — derivatives	$644	$637	$7	$—

NOTE 11.    DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

     As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices. To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 26, 2020 and December 28, 2019. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

     The following table presents the fair values as discussed in Note 11 and other information regarding derivative instruments not designated as hedging instruments as of December 26, 2020 and December 28, 2019 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of December 26, 2020		As of December 26, 2020
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts	Other current assets	$86	Other accrued expenses and liabilities	$77
Totals		$86		$77

	Derivative Asset		Derivative Liability
	As of December 28, 2019		As of December 28, 2019
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Commodity contracts	Other current assets	$722	Other accrued expenses and liabilities	$644
Totals		$722		$644

     The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the consolidated statement of operations for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 (in thousands):

		Amount of Gain or (Loss)
		Recognized in
		Income on Derivatives
	Location of Gain or (Loss)	Fiscal Year	Fiscal Year	Fiscal Year
Derivatives Not Designated as	Recognized in Income	Ended	Ended	Ended
Hedging Instruments	on Derivatives	December 26, 2020	December 28, 2019	December 29, 2018
Commodity contracts	Net sales	$(12,569)	$(11)	$5,876
Commodity contracts	Cost of sales	3,376	2,443	4,936
Totals		$(9,193)	$2,432	$10,812

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    LEGAL PROCEEDINGS AND CONTINGENCIES

      The Company is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. The Company is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. The Company believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the Company’s consolidated financial position, results of operations and cash flows.

     In addition to the antitrust litigation, the Company is subject to an investigation by the United States Department of Justice and approximately 30 state attorneys general regarding industry cattle procurement practices. The Company is cooperating with these investigations and is working with the Department of Justice and the relevant states to provide information requested in connection with the investigations. The Company believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on the Company’s consolidated financial position, results of operations and cash flows.

     The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 13.    SUBSEQUENT EVENTS

     The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through March 5, 2021, the date the consolidated financial statements were available for issuance.