Form 10-Q
period 2021-03-27
U. S. Premium Beef, LLC
filed 2021-05-06
CIK 1289237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021
or

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

     The registrant’s units are not traded on an exchange or in any public market. As of April 24, 2021, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC
Balance Sheets
(thousands of dollars, except unit information)

Assets	March 27, 2021	December 26, 2020
	(unaudited)
Current assets:
Cash and cash equivalents	$51,218	$76,769
Accounts receivable	331	317
Due from affiliates	112	55
Other current assets	21	29
Total current assets	51,682	77,170
Property, plant, and equipment, at cost	243	243
Less accumulated depreciation	213	210
Net property, plant, and equipment	30	33
Right of use assets, net	206	219
Investment in National Beef Packing Company, LLC	146,651	131,494
Other assets	2	12
Total assets	$198,571	$208,928
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$9	$17
Due to affiliates	150	5
Accrued compensation and benefits	1,068	2,243
Lease obligations	52	51
Other accrued expenses and liabilities	2,242	581
Total current liabilities	3,521	2,897
Long-term liabilities:
Lease obligations	154	168
Other liabilities	5,988	5,621
Total long-term liabilities	6,142	5,789
Total liabilities	9,663	8,686

Commitments and contingencies	-	-

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units
authorized, issued and outstanding	188,908	200,242
Total members' capital	188,908	200,242
Total liabilities and members' capital	$198,571	$208,928
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Operations
(thousands of dollars, except unit and per unit data)

	13 weeks ended
	March 27, 2021	March 28, 2020
	(unaudited)	(unaudited)
Net sales	$-	$-
Costs and expenses:
Cost of sales	-	-
Selling, general, and administrative expenses	1,485	1,126
Depreciation and amortization	3	4
Total costs and expenses	1,488	1,130
Operating loss	(1,488)	(1,130)
Other income:
Interest income	2	150
Interest expense	-	(2)
Equity in income of National Beef Packing Company, LLC	36,559	13,099
Other, net	56	59
Total other income	36,617	13,306
Net income	$35,129	$12,176

Income per unit:
Basic and diluted
Class A units	$4.78	$1.66
Class B units	$41.85	$14.51

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
Statements of Cash Flows
(thousands of dollars)

	13 weeks ended
	March 27, 2021	March 28, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$35,129	$12,176
Adjustments to reconcile net income to net cash provided by/
(used in) operating activities:
Depreciation and amortization	3	4
Equity in net income of National Beef Packing Company, LLC	(36,559)	(13,099)
Distributions from National Beef Packing Company, LLC	21,402	-
Changes in assets and liabilities:
Accounts receivable	(14)	-
Due from affiliates	(57)	(116)
Other assets	18	(180)
Accounts payable	(8)	(3)
Due to affiliates	145	137
Accrued compensation and benefits	(808)	(1,198)
Other accrued expenses and liabilities	1,661	(798)
Net cash provided by/(used in) operating activities	20,912	(3,077)
Cash flows from investing activities:
Capital expenditures, including interest capitalized	-	(6)
Net cash used in investing activities	-	(6)
Cash flows from financing activities:
Member distributions	(46,463)	(44)
Net cash used in financing activities	(46,463)	(44)
Net decrease in cash	(25,551)	(3,127)
Cash and cash equivalents at beginning of period	76,769	77,909
Cash and cash equivalents at end of period	$51,218	$74,782
See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

     The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 26, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 27, 2021, the Company’s balance sheet reflected Cash and cash equivalents of $51.2 million. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

     Accrued Expenses. The Company accrues for expenses that are related to the current period but have not been invoiced. As of March 27, 2021, the Company’s balance sheet reflected accruals totaling $0.2 million related to the preparation of USPB’s tax year 2020 tax returns and other professional fees.

(3) Noncompetition Agreements

     The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. He will receive noncompetition payments of approximately $637,000 during the balance of fiscal year 2021.

     The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

     As of March 27, 2021 and December 26, 2020, the Company had accrued $1.0 million and $1.2 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amount is included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

	March 27, 2021	December 26, 2020
	(thousands of dollars)
Current non-compete	$637	$849
Long-term non-compete	314	308
	$951	$1,157

(4) Employee Compensation Plans

     In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of March 27, 2021 and December 26, 2020, the Company had accrued $5.8 million and $5.3 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

     USPB provides its employees the opportunity to earn cash incentives and bonuses. As of March 27, 2021 and December 26, 2020, the Company had accrued $0.3 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

     Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

     Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen-week periods ended March 27, 2021 and March 28, 2020, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

     Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 27, 2021	March 28, 2020
	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$3,513	$1,218
Class B	$31,616	$10,958

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$4.78	$1.66
Class B	$41.85	$14.51

(6) Investment in National Beef Packing Company, LLC

     USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen-week periods ended March 27, 2021 and March 28, 2020 (thousands of dollars):

Beginning Investment at December 26, 2020	$131,494
Equity in net income for 13-week period	36,559
Distributions	(21,402)
Ending Investment at March 27, 2021	$146,651

Beginning Investment at December 28, 2019	$131,786
Equity in net income for 13-week period	13,099
Ending Investment at March 28, 2020	$144,886

     Below is a summary of the results of operations for NBP for the thirteen-week periods ended March 27, 2021 and March 28, 2020 (thousands of dollars):

	13 weeks ended
	March 27, 2021	March 28, 2020
	(unaudited)	(unaudited)
Net sales	$2,315,615	$2,185,349
Costs and expenses:
Cost of sales	2,023,555	2,048,619
Selling, general, and administrative expenses	18,865	18,374
Depreciation and amortization	27,669	26,529
Total costs and expenses	2,070,089	2,093,522
Operating income	245,526	91,827
Other income (expense):
Interest income	87	82
Interest expense	(2,400)	(4,248)
Income before taxes	243,213	87,661
Income tax expense	(665)	(754)
Net income	$242,548	$86,907

NBP's net income attributable to USPB	$36,559	$13,099

(7) Income Taxes

     Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

     Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of March 27, 2021, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $2.0 million.

(8) Long-term Debt and Loan Agreements

     On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

     The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 27, 2021. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

(9) Members’ Capital

     The following table represents a reconciliation of Members’ Capital for the thirteen-week periods ended March 27, 2021 and March 28, 2020 (unaudited) (thousands of dollars).

Balance at December 26, 2020	$200,242
Allocation of net income for the thirteen-week period ended March 27, 2021	35,129
Member distributions
Class A ($6.32 per Class A unit)	4,646
Class B ($55.36 per Class B unit)	41,817
Balance at March 27, 2021	$188,908

Balance at December 28, 2019	$202,837
Allocation of net income for the thirteen-week period ended March 28, 2020	12,176
Balance at March 28, 2020	$215,013

(10) Legal Proceedings

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously, although there can be no assurance as to the outcome of these cases or the impact on NBP’s consolidated financial position, results of operations and cash flows.

     In addition to the antitrust litigation, NBP is subject to investigations by the United States Department of Justice and approximately 30 state attorneys general regarding industry cattle procurement practices. NBP is cooperating with these investigations and is working with the Department of Justice and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

     In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Please review Part II. Item 1A. Risk Factors, included in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Investment in National Beef Packing Company, LLC

     NBP processes and markets a comprehensive line of fresh beef, case-ready products, and beef byproducts for domestic and international markets. The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products.

     NBP has two beef slaughter and processing facilities located in southwest Kansas and a third located in central Iowa. In addition, NBP operates a leather tannery, three case-ready manufacturing facilities, a fresh and frozen hamburger manufacturing facility and a transportation and logistics company that provides refrigerated and livestock transportation across the U.S.

     NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and the demand for beef and beef by-products. Its profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and fast-moving commodity market and does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.

     Revenues in the thirteen-week period ended March 27, 2021 increased approximately 6.0% in comparison to the same period in 2020, primarily due to increased values for beef and beef by-products. Cost of Sales decreased by approximately 1.2% for the thirteen-week period ended March 27, 2021, as compared to the same period in 2020, primarily due to lower cattle prices, offset, in part, by higher people and utility costs. Higher per unit beef processing margins, along with a modest increase in volume, led to an increase in overall profitability in the 2021 period, as compared to the 2020 period.

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

     On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 25% and 24% of its cattle requirements under this agreement during the thirteen-weeks ended March 27, 2021 and March 28, 2020, respectively.

USPB Results of Operations

Thirteen-weeks ended March 27, 2021 compared to thirteen-weeks ended March 28, 2020

     Net Sales. There were no Net Sales in the thirteen-week periods ended March 27, 2021 and March 28, 2020.

     Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended March 27, 2021 and March 28, 2020.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.5 million for the thirteen-weeks ended March 27, 2021 compared to approximately $1.1 million for the thirteen-weeks ended March 28, 2020, an increase of approximately $0.4 million. The increase was the result of higher phantom plan compensation and accounting expenses, which were partially offset by lower bonus accruals.

     Operating Loss. Operating loss was approximately $1.5 million for the thirteen-weeks ended March 27, 2021 compared to approximately $1.1 million for the thirteen-weeks ended March 28, 2020.

     Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $36.6 million for the thirteen-weeks ended March 27, 2021 compared to $13.1 million for the thirteen-weeks ended March 28, 2020. The increase in fiscal year 2020 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

     Interest Income. Interest income was $0.0 million for the thirteen-weeks ended March 27, 2021 compared to $0.2 million for the thirteen-weeks ended March 28, 2020.

     Other, net. Other income was $0.1 million and $0.1 million for the thirteen-week periods ended March 27, 2021 and March 28, 2020, respectively.

     Net income. Net income was $35.1 million and $12.2 million for the thirteen-week periods ended March 27, 2021 and March 28, 2020, respectively.

Liquidity and Capital Resources

     As of March 27, 2021, we had net working capital (the excess of current assets over current liabilities) of approximately $48.2 million, which included cash and cash equivalents of $51.2 million. As of December 26, 2020, we had net working capital of approximately $74.3 million, which included cash and cash equivalents of $76.8 million. Our primary sources of liquidity for the first quarter of fiscal year 2021 and fiscal year 2020 were cash and available borrowings under the Master Loan Agreement with CoBank.

     As of March 27, 2021, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of March 27, 2021.

     We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2020.

Operating Activities

     Net cash provided by operating activities in the thirteen-weeks ended March 27, 2021 was approximately $20.9 million compared to net cash used of approximately $3.1 million in the thirteen-weeks ended March 28, 2020. The $24.0 million change was primarily due to $21.4 million of distributions received from National Beef and a $1.7 million increase in taxes payable due to state taxes withheld from member distributions.

Investing Activities

     Net cash used in investing activities in the thirteen-week periods ended March 27, 2021 and March 28, 2020 were less than $0.1 million.

Financing Activities

     Net cash used in financing activities was $46.5 million in the thirteen-weeks ended March 27, 2021 compared to less than $0.1 million in the thirteen-weeks ended March 28, 2020 due to member distributions made in the first quarter of 2021.

Master Loan Agreement

     On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

     The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 27, 2021. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 27, 2021, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen-weeks ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

     NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously, although there can be no assurance as to the outcome of these cases or the impact on NBP’s consolidated financial position, results of operations and cash flows.

     In addition to the antitrust litigation, NBP is subject to investigations by the United States Department of Justice and approximately 30 state attorneys general regarding industry cattle procurement practices. NBP is cooperating with these investigations and is working with the Department of Justice and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

     NBP is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NPB’s financial condition, results of operations or liquidity.

     USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

Item 1A. Risk Factors.

     The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 26, 2020 to consider those risk factors.

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

Date: May 6, 2021