Form 10-Q
period 2021-06-26
U. S. Premium Beef, LLC
filed 2021-08-05
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 333-115164

U.S. PREMIUM BEEF, LLC

(Name of registrant as specified in its charter)

delaware	20-1576986
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

12200 North Ambassador Drive Kansas City, MO	64163
(Address of principal executive offices	(Zip Code)

(866) 877-2525

(Registrant’s telephone number, including area code)

______________

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant’s units are not traded on an exchange or in any public market. As of July 31, 2021, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	June 26, 2021	December 26, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,484	$76,769
Accounts receivable	1,194	317
Due from affiliates	40	55
Other current assets	18	29
Total current assets	63,736	77,170
Property, plant, and equipment, at cost	243	243
Less accumulated depreciation	216	210
Net property, plant, and equipment	27	33
Right of use assets, net	193	219
Investment in National Beef Packing Company, LLC	188,692	131,494
Other assets	2	12
Total assets	$252,650	$208,928
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$15	$17
Due to affiliates	5	5
Accrued compensation and benefits	1,338	2,243
Lease obligations	52	51
Other accrued expenses and liabilities	382	579
Distributions Payable	1,220	2
Total current liabilities	3,012	2,897
Long-term liabilities:
Lease obligations	141	168
Other liabilities	6,024	5,621
Total long-term liabilities	6,165	5,789
Total liabilities	9,177	8,686

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	243,473	200,242
Total members' capital	243,473	200,242
Total liabilities and members' capital	$252,650	$208,928

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13 weeks ended		26 weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	1,065	1,221	2,549	2,347
Depreciation and amortization	3	4	6	9
Total costs and expenses	1,068	1,225	2,555	2,356
Operating loss	(1,068)	(1,225)	(2,555)	(2,356)
Other income:
Interest income	2	7	4	158
Interest expense	–	–	–	(2)
Equity in income of National Beef Packing Company, LLC	103,198	102,385	139,757	115,484
Other, net	202	37	257	96
Total other income	103,402	102,429	140,018	115,736
Net income	$102,334	$101,204	$137,463	$113,380

Income per unit:
Basic and diluted
Class A units	$13.92	$13.76	$18.69	$15.42
Class B units	$121.93	$120.58	$163.78	$135.09

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	26 weeks ended
	June 26, 2021	June 27, 2020
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$137,463	$113,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6	9
Equity in net income of National Beef Packing Company, LLC	(139,757)	(115,484)
Distributions from National Beef Packing Company, LLC	82,559	7,853
Changes in assets and liabilities:
Accounts receivable	(877)	(272)
Due from affiliates	15	26
Other assets	21	(164)
Accounts payable	(2)	47
Due to affiliates	–	(29)
Accrued compensation and benefits	(502)	(775)
Other accrued expenses and liabilities	(197)	(522)
Net cash provided by operating activities	78,729	4,069
Cash flows from investing activities:
Capital expenditures, including interest capitalized	–	(6)
Net cash used in investing activities	–	(6)
Cash flows from financing activities:
Member distributions	(93,014)	(50,129)
Net cash used in financing activities	(93,014)	(50,129)
Net decrease in cash	(14,285)	(46,066)
Cash and cash equivalents at beginning of period	76,769	77,909
Cash and cash equivalents at end of period	$62,484	$31,843

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

Operating losses, diminished cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential decreases in value, if deemed other than temporary, will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. However, NBP’s plants are all operational at the present time and its results of operations are highly profitable, as reflected in Note 6. As a result, we believe the fair value of our investment in NBP exceeds the carrying value.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 26, 2021, the Company’s balance sheet reflected Cash and cash equivalents of $62.5 million. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Distributions Payable. USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. As of June 26, 2021 and December 26, 2020, the Company had distributions payable of $1.2 million and $0.0 million, respectively.

(3) Noncompetition Agreements

The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. He will receive noncompetition payments of approximately $0.4 million during the balance of fiscal year 2021. The amount is included in Accrued compensation and benefits on the balance sheet.

The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of June 26, 2021 and December 26, 2020, the Company had accrued $0.7 million and $1.2 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amount is included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

	June 26, 2021	December 26, 2020
	(thousands of dollars)
Current non-compete	$424	$849
Long-term non-compete	315	308
Total non-compete	$739	$1,157

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 26, 2021 and December 26, 2020, the Company had accrued $5.9 million and $5.3 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 26, 2021 and December 26, 2020, the Company had accrued $0.7 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen and twenty-six week periods ended June 26, 2021 and June 27, 2020, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	13 weeks ended		26 weeks ended
(thousands of dollars, except unit and per unit data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$10,233	$10,120	$13,746	$11,338
Class B	$92,101	$91,084	$123,717	$102,042

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$13.92	$13.76	$18.69	$15.42
Class B	$121.93	$120.58	$163.78	$135.09

(6) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the twenty-six week periods ended June 26, 2021 and June 27, 2020 (thousands of dollars):

Beginning Investment at December 26, 2020	$131,494
Equity in net income for twenty-six week period	139,757
Distributions	(82,559)
Ending Investment at June 26, 2021	$188,692

Beginning Investment at December 28, 2019	$131,786
Equity in net income for twenty-six week period	115,484
Distributions	(7,853)
Ending Investment at June 27, 2020	$239,417

Below is a summary of the results of operations for NBP for the thirteen-week and twenty-six week periods ended June 26, 2021 and June 27, 2020 (thousands of dollars):

	13 weeks ended		26 weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,948,388	$2,677,697	$5,264,003	$4,863,046
Costs and expenses:
Cost of sales	2,210,339	1,947,262	4,233,893	3,995,881
Selling, general, and administrative expenses	22,052	20,859	40,917	39,233
Depreciation and amortization	28,004	26,795	55,673	53,323
Total costs and expenses	2,260,395	1,994,916	4,330,483	4,088,437
Operating income	687,993	682,781	933,520	774,609
Other income (expense):
Interest income	12	56	98	137
Interest expense	(2,396)	(2,323)	(4,796)	(6,571)
Income before taxes	685,609	680,514	928,822	768,175
Income tax expense	(952)	(1,250)	(1,616)	(2,004)
Net income	$684,657	$679,264	$927,206	$766,171

NBP's net income attributable to USPB	$103,198	$102,385	$139,757	$115,484

(7) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of June 26, 2021, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.3 million.

(8) Long-term Debt and Loan Agreements

On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 26, 2021. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

(9) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twenty-six week periods ended June 26, 2021 and June 27, 2020 (unaudited) (thousands of dollars).

Balance at December 26, 2020	$200,242
Allocation of net income for the thirteen-week period ended March 27, 2021	35,129
Member distributions
Class A ($6.32 per Class A unit)	(4,646)
Class B ($55.36 per Class B unit)	(41,817)
Balance at March 27, 2021	188,908
Allocation of net income for the thirteen-week period ended June 26, 2021	102,334
Member distributions
Class A ($6.49 per Class A unit)	(4,777)
Class B ($56.92 per Class B unit)	(42,992)
Balance at June 26, 2021	$243,473

Balance at December 28, 2019	$202,837
Allocation of net income for the thirteen-week period ended March 28, 2020	12,176
Balance at March 28, 2020	215,013
Allocation of net income for the thirteen-week period ended June 27, 2020	101,204
Member distributions
Class A ($6.81 per Class A unit)	(5,008)
Class B ($59.67 per Class B unit)	(45,071)
Balance at June 27, 2020	$266,138

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

Investment in National Beef Packing Company, LLC

NBP processes and markets a comprehensive line of fresh beef, case-ready products, and beef by-products for domestic and international markets.  The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products.

NBP has two beef slaughter and processing facilities located in southwest Kansas and a third located in central Iowa.  In addition, NBP operates a leather tannery, three case-ready manufacturing facilities, a fresh and frozen hamburger manufacturing facility and a transportation and logistics company that provides refrigerated and livestock trucking across the U.S.

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

Revenues in the thirteen-week period ended June 26, 2021 increased 10.1% in comparison to the same period in 2020, primarily due to an increased volume of cattle processed. Cost of sales increased 13.5% for the thirteen-week period ended June 26, 2021, as compared to the same period in 2020, primarily due to higher expenditures for cattle resulting from the additional volume and from increased per unit costs.  Despite higher costs, the increased volume led to an increase in overall profitability in the 2021 period, as compared to the 2020 period.

Revenues in the twenty-six week period ended June 26, 2021 increased 8.2% in comparison to the twenty-six week period in 2020, primarily due increased volume. Cost of sales increased 6.0% for the twenty-six week period ended June 26, 2021, as compared to the first half of fiscal year 2020, primarily due to higher expenditures for cattle resulting from the additional volume and from increased per unit costs.  Despite higher costs, the increased volume led to an increase in overall profitability in the 2021 period, as compared to the 2020 period.

Operating losses, diminished cash flows, economic and industry events, pandemics, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential decreases in value, if deemed other than temporary, will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. However, NBP’s plants are all operational at the present time and its results of operations are highly profitable, as reflected in Note 6. As a result, we believe the fair value of our investment in NBP exceeds the carrying value.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 25% and 24% of its cattle requirements under this agreement during the twenty-six week periods ended June 26, 2021 and June 27, 2020, respectively.

USPB Results of Operations

Thirteen-weeks ended June 26, 2021 compared to thirteen-weeks ended June 27, 2020

Net Sales. There were no Net Sales in the thirteen-week periods ended June 26, 2021 and June 27, 2020.

Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended June 26, 2021 and June 27, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the thirteen-weeks ended June 26, 2021 compared to approximately $1.2 million for the thirteen-weeks ended June 27, 2020, a decrease of approximately $0.1 million. The decrease was the result of lower phantom plan, non-compete and accounting expenses.

Operating Loss. Operating loss was approximately $1.1 million for the thirteen-weeks ended June 26, 2021 compared to approximately $1.2 million for the thirteen-weeks ended June 27, 2020.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $103.2 million for the thirteen-weeks ended June 26, 2021 compared to $102.4 million for the thirteen-weeks ended June 27, 2020. The increase in fiscal year 2021 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.2 million and approximately $0.0 million for the thirteen-week periods ended June 26, 2021 and June 27, 2020, respectively.

Net income. Net income was $102.3 million and $101.2 million for the thirteen-week periods ended June 26, 2021 and June 27, 2020, respectively.

Twenty-six weeks ended June 26, 2021 compared to twenty-six weeks ended June 27, 2020

Net Sales. There were no Net Sales in the twenty-six week periods ended June 26, 2021 and June 27, 2020.

Cost of Sales. There were no Cost of Sales in the twenty-six week periods ended June 26, 2021 and June 27, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.5 million for the twenty-six weeks ended June 26, 2021 compared to approximately $2.3 million for the twenty-six weeks ended June 27, 2020, an increase of approximately $0.2 million. The increase was the result of higher phantom plan compensation expense, which was partially offset by lower non-compete expenses.

Operating Loss. Operating loss was approximately $2.6 million for the twenty-six weeks ended June 26, 2021 compared to approximately $2.4 million for the twenty-six weeks ended June 27, 2020.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $139.8 million for the twenty-six weeks ended June 26, 2021 compared to $115.5 million for the twenty-six weeks ended June 27, 2020. The increase in fiscal year 2021 is primarily due to higher gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was approximately $0.0 million for the twenty-six weeks ended June 26, 2021 compared to $0.2 million for the twenty-six weeks ended June 27, 2020.

Other, net. Other income was $0.3 million and $0.1 million for the twenty-six week periods ended June 26, 2021 and June 27, 2020, respectively.

Net income. Net income was $137.5 million and $113.4 million for the twenty-six week periods ended June 26, 2021 and June 27, 2020, respectively.

Liquidity and Capital Resources

As of June 26, 2021, we had net working capital (the excess of current assets over current liabilities) of approximately $60.7 million, which included cash and cash equivalents of $62.5 million. As of December 26, 2020, we had net working capital of approximately $74.3 million, which included cash and cash equivalents of $76.8 million. Our primary sources of liquidity for the first two quarters of fiscal year 2021 and fiscal year 2020 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of June 26, 2021, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of June 26, 2021.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2020.

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended June 26, 2021 was approximately $78.7 million compared to approximately $4.1 million in the twenty-six weeks ended June 27, 2020. The $74.6 million change was primarily due to a $74.7 million increase in distributions received from NBP.

Investing Activities

Net cash used in investing activities in the twenty-six week periods ended June 26, 2021 was $0.0 million compared to less than $0.0 million in the twenty-six week period ended June 27, 2020.

Financing Activities

Net cash used in financing activities was $93.0 million in the twenty-six weeks ended June 26, 2021 compared to $50.1 million in the twenty-six weeks ended June 27, 2020 due to an increase in member distributions made in the 2021 period.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 26, 2021. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 26, 2021, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in four class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”). The Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020.  The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”).  The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Twenty-sixth Judicial District Court, Sandoval County. The Labelling Cases were subsequently removed to the United States District Court, New Mexico District.  The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously, although there can be no assurance as to the outcome of these cases or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

Date: August 5, 2021

