Form 10-K
period 2021-12-25
U. S. Premium Beef, LLC
filed 2022-03-04
CIK 1289237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                 .

Commission file number 333-115164

U. S. PREMIUM BEEF, LLC

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 26, 2022, there were 735,385 Class A units and 755,385 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I.

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

Unless the context indicates or otherwise requires, the terms “the Company”, “we”, “USPB”, “our” and “us” refer to U.S. Premium Beef, LLC. As used in this report, the term “NBP” refers to National Beef Packing Company, LLC, a Delaware limited liability company. As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year which ends on the last Saturday in December.

PART I

ITEM 1.	BUSINESS

BUSINESS OF U.S. PREMIUM BEEF, LLC

Overview

USPB’s mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with NBP through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

On November 29, 2019, Jefferies Financial Group, Inc. (Jefferies or Leucadia) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

Employees

USPB has seven employees as of December 25, 2021. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

Sales, Marketing, and Customers

NBP is the only beef processor with which USPB has a cattle delivery agreement. The ultimate customers of and the market for the products resulting from the processing of cattle supplied by USPB’s unitholders and associates are described in Business of National Beef Packing Company, LLC.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of fed cattle slaughter in the U.S.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 9,900 employees on December 25, 2021 and generated total revenues of $11.7 billion in 2021.

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

Beef Processing

NBP’s profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and beef by-products coupled with its overall volume. NBP operates in a large and liquid commodity market and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally and cyclically with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Revenues in 2021 increased approximately 24% in comparison to 2020, primarily due to an increase in the average selling price of beef products, cattle weights and number of cattle processed. Cost of sales increased by approximately 14% in 2021 as compared to 2020. The increase is due primarily to higher volumes, increased cattle weights and an increase in the average price of fed cattle. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2021 as compared to 2020.

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

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, food service providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exported products to 36 countries; in 2021, export sales represented approximately 11.6% of revenues. The demand for beef is generally strongest in the spring and summer months and generally decreases during the winter months.

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

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2021, 2020, and 2019, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2021, 2020, and 2019, USPB’s Class A unitholders and associates provided approximately 23% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

•	Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.

•	The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.

•	On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended be five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2026.

NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

Processing Facilities

NBP owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day and a third beef processing facility in Tama, Iowa which can process approximately 1,200 head per day. NBP’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. Its ground beef patty facility is in North Baltimore, Ohio, and its tannery is in St. Joseph, Missouri.

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

NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, as of December 25, 2021, NBP has obtained from an insurance company a surety bond in the amount of $50.4 million as a measure of protection for livestock sellers.

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

Employees

Of NBP’s 9,900 employees, approximately 5,670 are represented by collective bargaining agreements. Approximately 2,800 employees at the Liberal plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2026, approximately 2,500 employees at the Dodge City plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2026. Approximately 200 employees at the North Baltimore plant are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire in December 2025 and another approximately 170 employees at the St. Joseph plant are represented by the United Cereal Workers (R.W.D.S.U./U.F.C.W.) under a collective bargaining agreement scheduled to expire in June 2024.

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

Approximately 11.6% of NBP’s 2021 sales were export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

NBP’s performance depends on an adequate labor supply and favorable labor relations with its employees, in particular employees represented by collective bargaining agreements.

A substantial number of NBP’s employees are covered by collective bargaining agreements. In addition, many industries in the United States have recently experienced a shortage of trained labor, often for reasons beyond their control. A failure to procure and retain an adequate labor supply or a labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs. Any significant decrease in adequately-trained labor, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover, pandemic or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

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

There is no established public trading market for any class of common equity of USPB. As of February 26, 2022, there were 484 record holders of Class A units and 500 record holders of Class B units. The per unit transfer prices for the fiscal years 2021 and 2020 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2021
Quarter ending:
March 27, 2021	$91.44	$302.00	$91.44	$720.00	$270.00	$302.00	$700.00	$720.00
June 26, 2021	$270.00	$346.00	$655.00	$726.00	$346.00	$346.00	$726.00	$726.00
September 25, 2021	$350.00	$350.00	$900.00	$900.00	$381.00	$381.00	$926.00	$930.00
December 25, 2021	$50.00	$363.00	$100.00	$941.40	$–	$–	$940.00	$961.00
Subsequent to December 25, 2021	$140.00	$315.00	$310.00	$941.40	$–	$–	$926.00	$926.00

Fiscal Year 2020
Quarter ending:
March 28, 2020	$10.00	$160.00	$90.00	$355.00	$–	$–	$640.00	$640.00
June 27, 2020	$155.00	$175.00	$260.00	$300.00	$175.00	$263.00	$575.00	$750.00
September 26, 2020	$125.00	$131.00	$209.00	$701.00	$291.00	$291.00	$700.00	$775.00
December 26, 2020	$–	$–	$700.00	$725.00	$–	$–	$650.00	$725.00
Subsequent to December 26, 2020	$91.44	$302.00	$91.44	$300.00	$270.00	$302.00	$700.00	$700.00

The affiliated sales represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2021 and 2020, USPB’s Board of Directors (Board of Directors) approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2021
March 10, 2021	$3.27	$28.66
March 18, 2021	$1.48	$12.93
March 26, 2021	$1.57	$13.76
May 14, 2021	$2.42	$21.22
June 7, 2021	$4.07	$35.70
August 11, 2021	$7.69	$67.34
September 8, 2021	$5.61	$49.14
December 14, 2021	$4.82	$42.26
Fiscal Year 2020
April 6, 2020	$2.05	$17.99
April 14, 2020	$0.38	$3.30
May 26, 2020	$1.02	$8.98
June 5, 2020	$3.36	$29.40
August 17, 2020	$7.48	$65.53
September 8, 2020	$1.12	$9.81
December 10, 2020	$2.96	$25.90
December 24, 2020	$8.19	$71.75

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

Not applicable.

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

Overview

USPB was formed as a closed marketing cooperative on July 1, 1996. Its mission is to increase the quality of beef and long-term profitability of cattle producers by creating a fully integrated producer-owned beef processing system that is a global supplier of high quality, value-added beef products responsive to consumer desires. USPB operates an integrated cattle processing and beef marketing enterprise where consumer and processor demands and requirements are implemented through changes in genetics, feeding, and management. USPB’s unitholders benefit from its supplier alliance with NBP through (i) premiums received in excess of cash market prices for higher quality cattle, (ii) allocations of profits and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14.5% of fed cattle slaughter in the U.S.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 9,900 employees on December 25, 2021 and generated total revenues of $11.7 billion in 2021.

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

Accounting for Investment in NBP. On December 30, 2011, USPB sold the majority of its ownership interest in NBP to Leucadia. On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting. Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential other than temporary decreases in value will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

Results of Operations

The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	52 weeks ended	52 weeks ended
	December 25, 2021	December 26, 2020	December 28, 2019
	(millions of dollars)
Net sales	$–	$–	$–

Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative	6.2	7.9	5.1
Operating loss	(6.2)	(7.9)	(5.1)

Other income:
Interest income	–	0.2	1.2
Equity in income of National Beef Packing Company, LLC	365.0	199.7	121.5
Other, net	0.7	0.7	0.4
Total other income, net	365.7	200.6	123.1
Net income	$359.5	$192.7	$118.0

Fiscal Year Ended December 25, 2021 compared to December 26, 2020

Net Sales. There were no sales during the fifty-two week periods ended December 25, 2021 and December 26, 2020.

Cost of Sales. There were no cost of sales during the fifty-two week periods ended December 25, 2021 and December 26, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $6.2 million for the fifty-two weeks ended December 25, 2021, compared to approximately $7.9 million for the fifty-two weeks ended December 26, 2020, a decrease of approximately $1.7 million. The decrease is primarily due to lower phantom unit plan expense, which decreased as a result of a smaller year over year increase in unit transfer prices and lower distribution dilution accruals.

Operating Loss. Operating loss was approximately $6.2 million for the fifty-two weeks ended December 25, 2021 compared to approximately $7.9 million for the fifty-two weeks ended December 26, 2020, a decrease of approximately $1.7 million.

Interest Income. Interest income was $0.0 million during the fifty-two weeks ended December 25, 2021 and $0.2 million in the fifty-two weeks ended December 26, 2020, a decrease of $0.2 million due to lower interest rates.

Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $365.0 million for the fifty-two weeks ended December 25, 2021 compared to $199.7 million for the fifty-two weeks ended December 26, 2020, an increase of approximately $165.3 million. The combined effects of increased margin per head and an increase in volume led to higher profitability in 2021 as compared to 2020. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.7 million for the fifty-two weeks ended December 25, 2021 compared to $0.7 million for the fifty-two weeks ended December 26, 2020. Other, net is primarily delivery right lease income on company-owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

Net Income. Net income for the fifty-two weeks ended December 25, 2021 was approximately $359.5 million compared to approximately $192.7 million for the fifty-two weeks ended December 26, 2020, an improvement of approximately $166.8 million. The improvement was due to substantially higher net income at NBP.

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

Liquidity and Capital Resources

As of December 25, 2021, we had net working capital (the excess of current assets over current liabilities) of approximately $126.4 million, which included cash and cash equivalents of $130.4 million. As of December 26, 2020, we had net working capital (the excess of current assets over current liabilities) of approximately $74.3 million, which included cash and cash equivalents of $76.8 million. Our primary sources of liquidity for fiscal years 2021 and 2020 were cash, cash flows from operating activities, which includes distributions received from NBP, and available borrowings under the Credit Agreement and Master Loan Agreement with CoBank. Our principal uses of cash are distributions to our members and working capital.

USPB’s material contractual obligations include non-compete payments to be made to its Chief Executive Officer when he retires and payments for leased office space, the present value of which are approximately $0.3 million and $0.1 million, respectively.

CoBank Debt

USPB’s Amended and Restated Revolving Term Supplement’s matured on June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020. On July 13, 2020, USPB, and CoBank, ACB (CoBank), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (Promissory Note), and an Affirmation of Pledge Agreement (New Loan Agreements). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

The New Loan Agreements provide for a $1.0 million Revolving Term Commitment, carries a term of five years and matures on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Credit Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

As of December 25, 2021, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 25, 2021 and December 26, 2020.

Cash Flows

	52 weeks ended	52 weeks ended	52 weeks ended
	December 25, 2021	December 26, 2020	December 28, 2019
	(thousands of dollars)
Net cash provided by (used in):
Operating activities	$280,267	$194,190	$130,098
Investing activities	–	(6)	(43)
Financing activities	(226,636)	(195,324)	(140,557)
Net increase (decrease) in cash and cash equivalents	$53,631	$(1,140)	$(10,502)

Operating Activities

Net cash provided by operating activities was $280.3 million in fiscal year 2021 as compared to $194.2 million in fiscal year 2020. The $86.1 million increase was primarily due to increased distributions received from NBP that were classified as a distribution from Operating Activities.

Net cash provided by operating activities was $194.2 million in fiscal year 2020 as compared to $130.1 million in fiscal year 2019. The $64.1 million increase was primarily due to the higher distributions received from NBP that were classified as a distribution from Operating Activities.

Investing Activities

Net cash used in investing activities was $0.0 million and less than $0.1 million in fiscal years 2021 and 2020.

Net cash used in investing activities was less than $0.1 million in fiscal years 2020 and 2019.

Financing Activities

Net cash used in financing activities was $226.6 million in fiscal year 2021 as compared to $195.3 million in fiscal year 2020. The $31.3 million increase was due to an increase in distributions to members in fiscal year 2021, as a result of an increase in earnings, compared to fiscal year 2020.

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

Off-Balance Sheet Arrangements

As of December 25, 2021 and December 26, 2020, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2021 and 2020. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 25, 2021, the Company did not have any outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 25, 2021, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers

Name	Age	Positions and Offices with Registrant	Term Expires in March of FY
Mark R. Gardiner	61	Chairman of the Board	2023
Joe M. Morgan	70	Vice Chairman of the Board	2023
Jerry L. Bohn	72	Secretary	2022
Wayne L. Carpenter	60	Director	2022
John M. Freund	54	Director	2023
Rex W. McCloy	67	Director	2024
Jeff H. Sternberger	61	Director	2024
Stanley D. Linville	63	Chief Executive Officer	–
Scott J. Miller	57	Chief Financial Officer	–
Danielle D. Imel	46	Treasurer	–

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

Joe M. Morgan. Mr. Morgan has been managing commercial feed yards since 1983. He is now CEO of Poky Feeders and part owner since 1987. Mr. Morgan has been involved with employee issues and the growth of Poky Feeders (starting with a capacity of 17,000 head to today of over 100,000 head), plus ranches in six states. Mr. Morgan has had responsibility for all banking of Poky Feeders for over 35 years and has responsibility for risk management of all feeding entities. He also has farming interests in Iowa and is a member of the National Cattlemen’s Beef Association and the Kansas Livestock Association. Mr. Morgan holds a Bachelor’s degree in Animal Science from Iowa State University. Mr. Morgan has served as a member of the Company’s Board of Directors since 2007 and as a Nominating Committee member prior to 2007. As a member of USPB’s Board of Directors, Mr. Morgan and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Jerry L. Bohn. Mr. Bohn is a board member and owner of Pratt Feeders. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn is NCBA’s President in 2021, President Elect in 2020 and as NCBA’s Vice President in 2019, served on the NCBA’s Executive Committee, chairman of NCBA’s Live Cattle Marketing, and NCBA’s Policy Committee, serving as Chair in 2018 and Vice-Chair in 2017. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s Board of Directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Wayne L. Carpenter. Mr. Carpenter is the President and owner of Carpenter Cattle Company Inc. which was established in 1980. His operation today consists of a 15,000 head feed yard which markets 10,000-11,000 head through USPB annually. Mr. Carpenter runs 1,100 mother cows and also yearlings on ranches in Kansas and Montana. His farming operation consists of dryland and irrigated acres, which markets most of its crop production through the feed yard. Mr. Carpenter is a member of Kansas Livestock Association and National Cattlemen’s Beef Association. Carpenter Cattle Company Inc. has been a member of USPB since USPB’s inception. Mr. Carpenter has served as a member of the Company’s Board of Directors since 2016. As a member of USPB’s Board of Directors, Mr. Carpenter and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Audit Committee

The Board of Directors has an Audit Committee consisting of Messrs. Gardiner, Bohn, and McCloy. Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ. Mr. Gardiner is Chairman of the Audit Committee. The Board of Directors has identified Mr. Bohn as an “audit committee financial expert”. The Audit Committee selects and retains independent auditors and assists the Board of Directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements. The Audit Committee meets with management and the independent auditors, as may be required. The independent auditors have full and free access to the Audit Committee without the presence of management. The Audit Committee has a charter.

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

Fiscal Year 2021 Executive Compensation Elements

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

On December 22, 2021, USPB entered into an amended employment agreement with Mr. Linville (2022 Employment Agreement), which became effective on December 26, 2021. The 2022 Employment Agreement provides for Mr. Linville to serve as USPB’s CEO for a term that started on December 26, 2021 and expires on December 26, 2026. The 2022 Employment Agreement provides for Mr. Linville to receive an annual base salary of $363,000.

Annual Cash Incentive/Bonuses

Cash incentive and bonus plans were designed to provide the financial incentive to the CEO and other named executive officers to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved.

Under the terms of the 2022 Employment Agreement, if Mr. Linville is employed by USPB on the last day of any fiscal year, he shall be paid an annual incentive compensation equal to seventy-five one-hundredths of a percent (0.75%) of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000 (Annual Incentive). The USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the 2022 Employment Agreement.

For fiscal year 2021, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2021 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Long-term Incentive

Mr. Linville is eligible for a long-term incentive compensation under the 2022 Employment Agreement. If he is employed by USPB on December 26, 2026, he is to be paid long-term incentive compensation equal to fifty one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from December 26, 2021 to December 26, 2026 exceed $75,000,000 (Long-Term Incentive). The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive cash bonuses.

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

In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units were fully vested and remain outstanding at December 25, 2021.

Employment Agreements

With the exception of the CEO, all of our executive officers are employed at-will, without employment agreements, severance payment agreements or payment arrangements that would be triggered by a “change in control” of USPB.

CEO Employment Agreement

On December 22, 2021, USPB entered into the 2022 Employment Agreement with Mr. Linville, which became effective on December 26, 2021 and expires on December 26, 2026, subject to earlier termination as provided in the agreement. The 2022 Employment Agreement provides for a $363,000 salary and annual and long-term cash bonuses. The 2022 Employment Agreement provides for a cumulative average annual cap of $544,500 for payments to Mr. Linville for annual and long-term cash bonuses.

The 2022 Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason other than cause, death or disability, or if Mr. Linville terminates the 2022 Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2026; payment of certain fringe benefits through employment year 2026; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2026; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2026; and the payment of the noncompetition compensation.

Impact of Tax and Accounting Treatments

We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 25, 2021, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman

Joe Morgan

Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal years 2021, 2020, and 2019. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stanley D. Linville	FY 2021	337,933	–	–	495,000	(3)	15,960	(1)	848,893
Chief Executive Officer	FY 2020	339,995	–	–	495,000	(3)	388,853	(1)	1,223,848
	FY 2019	340,154	–	–	495,000	(3)	351,766	(1)	1,186,920

Scott J. Miller	FY 2021	188,273			271,950	(2)	14,823	(1)	475,046
Chief Financial Officer	FY 2020	188,273	–	–	271,950	(2)	290,387	(1)	750,610
	FY 2019	188,273	–	–	271,950	(2)	262,922	(1)	723,145

Danielle D. Imel	FY 2021	131,755			195,750	(2)	11,157	(1)	338,662
Treasurer	FY 2020	134,515	–	–	195,750	(2)	175,510	(1)	505,775
	FY 2019	132,006	–	–	195,750	(2)	159,272	(1)	487,028

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,600 and $4,360, respectively in fiscal year 2021; $11,400 and $377,453, respectively in fiscal year 2020; and $11,200 and $340,566, respectively in fiscal year 2019.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,600 and $3,223, respectively in fiscal year 2021; $11,400 and $278,987, respectively in fiscal year 2020; and $11,200 and $251,722, respectively in fiscal year 2019.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $9,261 and $1,896, respectively in fiscal year 2021; $11,400 and $164,110, respectively in fiscal year 2020; and $11,200 and $148,072, respectively in fiscal year 2019.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $495,000, $495,000, and $450,000 for fiscal years 2021, 2020, and 2019, respectively, and $0, $0, and $0 of long-term cash bonuses for fiscal years 2021, 2020, and 2019, respectively. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts. The cumulative annual cap is $495,000 for fiscal years 2021, 2020, and 2019.

Grants of Plan-Based Awards in the Fiscal Year 2021

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2021.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Stanley D. Linville	12/22/2021	$–	(3)	–	(3)	$2,722,500
Chief Executive Officer

Scott J. Miller	10/15/2021	$–		$230,809	(1)	$300,000
Chief Financial Officer

Danielle D. Imel	10/15/2021	$–		$150,603	(1)	$195,750
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2022. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2022 and will be paid out over a two-year period.

(2) On December 22, 2021, USPB entered into the 2022 Employment Agreement, effective through December 26, 2026, with Mr. Linville that provides for non-equity incentive plan awards of annual cash bonuses and long-term cash bonuses. The compensation provided to Mr. Linville in the form of annual cash and long-term cash bonuses shall be subject to a cumulative annual cap pro-rated over the term of his contract not to exceed $544,500 per year averaged over the term.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2022: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2022: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2022 USPB earnings before tax plus USPB grid premiums during fiscal year 2022, less (2) $50,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

Discretionary cash bonuses may also be paid to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2021, 2020, and 2019. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2021

	Phantom Plan Awards
Name and Principal Position	Number of Securities Underlying Unexercised Awards		Strike Price ($)		Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.04		None
	1,000 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2021, the unexercised phantom units were fully vested, and therefore exercisable.
(2)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. At the end of fiscal year 2021, the unexercised phantom units were fully vested and therefore fully exercisable.
(3)	During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 25,2021, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
Name and Principal Position	Number of exercised awards	Value realized on exercise ($)
Stanley D. Linville	–	$–
Chief Executive Officer

Scott J. Miller	–	$–
Chief Financial Officer

Danielle D. Imel	–	$–
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2021. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

Mr. Stanley D. Linville

If the 2022 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

•	Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2022, his payment would be $363,000;

•	If termination is due to permanent disability, provision of certain fringe benefits through the Deemed Termination Date, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions, (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments), through the Deemed Termination Date;

•	Annual Incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;

•	Long-term Incentive that would have accrued if Mr. Linville had remained employed under the 2022 Employment Agreement through the Deemed Termination Date; and

•	The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

If the 2022 Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

•	Salary earned to the date of the termination; and

•	Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

If the 2022 Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he shall be entitled to:

•	Salary and benefits through December 26, 2026;

•	Payment of certain fringe benefits, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments) through December 26, 2026;

•	Annual Incentive for the year in which the termination occurs and each subsequent year through employment year 2026;

•	Long-Term Incentive that would have accrued had Mr. Linville had remained employed through employment year 2026; and

•	The payment of the noncompetition compensation.

•	The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

Where the 2022 Employment Agreement provides for post-termination noncompetition compensation, Mr. Linville will receive a monthly payment equal to the annual salary that would be paid to Mr. Linville under the 2022 Employment Agreement or his annual salary at the time of termination, whichever is greater, divided by twelve (12), which will be paid at normal salary payment intervals in effect for management personnel on the date of termination. USPB will also pay Mr. Linville certain fringe benefits provided to other employees of USPB, but excluding paid vacations, personal and sick days, allowances, telecommunications equipment or services, expense reimbursement (except on prior written approval), or 401(k) contributions (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination will be paid to CEO in equal monthly payments during the noncompetition period). In return for such payment, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him, within the United States of America, from participating through management or control or consult or employment of any beef packing or processing industry business or enterprise that competes with the business of USPB and its various affiliates. USPB may terminate the USPB noncompetition payments prior to the end of the twelve (12) month period if the Board of Directors determines the CEO violated the noncompetition restriction as outlined in the 2022 Employment Agreement.

Director Compensation Table

Each director receives cash compensation for meetings attended. Directors are compensated $250 per diem for regular meetings, special meetings, compensation committee meetings and audit committee meetings. We do not award any other type of compensation to our directors.

The table below reflects compensation paid to each director during the fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	2,250
Joe M. Morgan	2,250
Jerry L. Bohn	2,250
Wayne L. Carpenter	2,000
John M. Freund	2,000
Rex W. McCloy	2,000
Jeff H. Sternberger	2,000

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

•	Median employee total annual compensation for 2021	$ 287,363
•	Stanley D. Linville total annual compensation for 2021	$ 848,893
•	Ratio of Stanley D. Linville to Median employee compensation	3 : 1

In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 25, 2021. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is, or was, an officer or employee of USPB or its subsidiaries. None of our executive officers served as a director or was a member of the compensation committee of any entity where a member of our Board of Directors or Compensation Committee was an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth information with respect to securities available for issuance under our equity compensation plan.

Equity Compensation Plan Information
Plan Category	Type of Equity	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders		–	N/A	–
Equity compensation plans not approved by security holders		–	N/A	–
Total		–		–

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 26, 2022 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

Name and Address of Beneficial Owner   Title of Class   Number of Units Beneficially Owned   Percent of Class

Name and Address of Beneficial Owner	Title of Class	Number of Units Beneficially Owned	Percent of Class
Black Diamond Cattle Co, Inc. (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846
John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871
Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871
Jerald Bohn (4)	Class A	40,901	5.6%
PO Box 945	Class B	33,351	4.4%
Pratt, KS 67124
Jeff Sternberger (5)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc.
(2)	Includes i) 54,288 Class A and 30,000 Class B units held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and ii) 24,288 Class B units held by Fairleigh Corporation dba Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC of which Mr. Bohn is a part owner and 250 Class B units held by the Jerald L. Bohn Revocable Trust.
(5)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

The following table furnishes information, as of February 26, 2022, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 25, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number	Percentage(1)	Number	Percentage(1)
Jerry L. Bohn (2)	40,901	5.6%	33,351	4.4%
Jeff H. Sternberger(3)	40,770	5.5%	40,770	5.4%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	13,085	1.8%	12,635	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Stanley D. Linville	–	0.0%	–	0.0%
Scott J. Miller	–	0.0%	–	0.0%
Danielle D. Imel	–	0.0%	–	0.0%
Directors and Executive Officers as a group (10 persons)(9)	139,209	18.9%	115,946	15.4%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC of which Mr. Bohn is a part owner and 250 Class B units held by the Jerald L. Bohn Revocable Trust.
(3)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 13,085 Class A units and 12,635 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(7)	Includes i) 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, and ii) 100 Class A and Class B units held by Gardiner Angus Ranch, Inc., all of which Mr. Gardiner has sole voting power.
(8)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting power.
(9)	Reflects unit ownership by all seven directors and the named executive officers of USPB.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with NBP

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2021, 2020, and 2019, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2021, 2020, and 2019, USPB’s Class A unitholders and associates provided approximately 23% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

•	Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.

•	The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.

•	On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended be five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2026.

NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP an independent registered public accounting firm served as our auditor for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019 (thousands of dollars).

	December 25, 2021	December 26, 2020	December 28, 2019

Audit Fees	$133	$127	$121
Audit Related Fees	–	–	–
Tax Fees	–	–	–
Total	$133	$127	$121

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

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

10.5(g)	Amended and Restated Revolving Term Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

10.5(h)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 20, 2019).

10.5(i)	Credit Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 13, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(j)	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(k)	Affirmation of Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.6(a)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(b)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.6(c)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).

10.6(d)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 22, 2021 and effective as of December 26, 2021 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 22, 2021).

10.7	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011(incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 4, 2022

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville	Chief Executive Officer	March 4, 2022
Stanley D. Linville	(Principal Executive Officer)

/s/ Scott J. Miller	Chief Financial Officer	March 4, 2022
Scott J. Miller	(Principal Executive Officer)

/s/ Mark R. Gardiner	Chairman of the Board	March 4, 2022
Mark R. Gardiner

/s/ Joe M. Morgan	Vice Chairman of the Board	March 4, 2022
Joe M. Morgan

/s/ Jerry L. Bohn	Secretary	March 4, 2022
Jerry L. Bohn

/s/ Wayne L. Carpenter	Director	March 4, 2022
Wayne L. Carpenter

/s/ John M. Freund	Director	March 4, 2022
John M. Freund

/s/ Rex W. McCloy	Director	March 4, 2022
Rex W. McCloy

/s/ Jeff H. Sternberger	Director	March 4, 2022
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP	F-2

Balance Sheets at December 25, 2021 and December 26, 2020	F-3

Statement of Operations for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	F-4

Statement of Members' Capital for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	F-5

Statement of Cash Flows for the years ended December 25, 2021, December 26, 2020, and December 28, 2019	F-6

Notes to Financial Statements	F-7

Audited Financial Statements of Significant Equity Method Investee under Rule 3-09 of Regulation S-X:

National Beef Packing Company, LLC Consolidated Balance Sheet at December 25, 2021 and December 26, 2020 and Consolidated Statement of Operations, Comprehensive Income, Cash Flows and Members’ Capital for years ended December 25, 2021, December 26, 2020, and December 28, 2019 and Notes to Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

U.S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware limited liability company) (the “Company”) as of December 25, 2021 and December 26, 2020, the related statements of operations, members’ capital and cash flows for each of the three fiscal years in the period ended December 25, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Kansas City, Missouri

March 4, 2022

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	December 25, 2021	December 26, 2020
Current assets:
Cash and cash equivalents	$130,400	$76,769
Accounts receivable	48	317
Due from affiliates	58	55
Other current assets	3	29
Total current assets	130,509	77,170
Property, plant, and equipment, at cost	243	243
Less accumulated depreciation	222	210
Net property, plant, and equipment	21	33
Right of use assets, net	168	219
Investment in National Beef Packing Company, LLC	213,290	131,494
Other assets	2	12
Total assets	$343,990	$208,928
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$14	$17
Due to affiliates	7	5
Accrued compensation and benefits	2,106	2,243
Lease obligations	54	51
Other accrued expenses and liabilities	1,110	579
Distributions payable	833	2
Total current liabilities	4,124	2,897
Long-term liabilities:
Lease obligations	114	168
Other liabilities	7,480	5,621
Total long-term liabilities	7,594	5,789
Total liabilities	11,718	8,686

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	332,272	200,242
Total members' capital	332,272	200,242
Total liabilities and members' capital	$343,990	$208,928

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative expenses	6,220	7,866	5,079
Depreciation and amortization	12	16	17
Total costs and expenses	6,232	7,882	5,096
Operating loss	(6,232)	(7,882)	(5,096)
Other income:
Interest income	11	165	1,167
Interest expense	–	(2)	(15)
Equity in income of National Beef Packing Company, LLC	365,023	199,703	121,464
Other, net	695	697	481
Total other income	365,729	200,563	123,097
Net income	$359,497	$192,681	$118,001

Income per unit:
Basic and diluted
Class A units	$48.89	$26.20	$16.05
Class B units	$428.32	$229.57	$140.59

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members'
capital
Balance at December 29, 2018	$219,756
Net income for the year ended December 28, 2019	118,001
Member distributions	(134,920)
Balance at December 28, 2019	$202,837
Net income for the year ended December 26, 2020	192,681
Member distributions	(195,276)
Balance at December 26, 2020	$200,242
Net income for the year ended December 25, 2021	359,497
Member distributions	(227,467)
Balance at December 25, 2021	$332,272

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 25, 2021	December 26, 2020	December 28, 2019
Cash flows from operating activities:
Net income	$359,497	$192,681	$118,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12	16	17
Equity in net income of National Beef Packing Company, LLC	(365,023)	(199,703)	(121,464)
Distributions from National Beef Packing Company, LLC	283,227	199,995	133,039
Changes in assets and liabilities:
Accounts Receivable	269	(317)	–
Due from affiliates	(3)	(14)	(20)
Other assets	36	31	24
Accounts payable	(3)	(11)	16
Due to affiliates	2	(24)	(15)
Accrued compensation and benefits	1,722	2,264	(292)
Other accrued expenses and liabilities	531	(728)	792
Net cash provided by operating activities	280,267	194,190	130,098
Cash flows from investing activities:
Capital expenditures, including interest capitalized	–	(6)	(43)
Net cash (used in) provided by investing activities	–	(6)	(43)
Cash flows from financing activities:
Member distributions	(226,636)	(195,324)	(140,557)
Net cash used in financing activities	(226,636)	(195,324)	(140,557)
Net decrease in cash	53,631	(1,140)	(10,502)
Cash and cash equivalents at beginning of period	76,769	77,909	88,411
Cash and cash equivalents at end of period	$130,400	$76,769	$77,909
Supplemental cash disclosures:
Cash paid during the period for interest	$–	$–	$18
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$–	$36	$232
Supplemental noncash disclosures of investing activities:
Required contribution of purchased ownership interest to National Beef Packing Company, LLC	$–	$–	$23,692

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

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 25, 2021 and December 26, 2020, the Company’s balance sheet reflected Cash and cash equivalents of $130.4 million and $76.8 million, respectively. The cash is invested in CoBank’s overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

The table below summarizes the changes to USPB’s investment in NBP.

	December 25, 2021	December 26, 2020
	(thousands of dollars)
Beginning Investment Balance	$131,494	$131,786
Equity in net income	365,023	199,703
Distributions	(283,227)	(199,995)
Ending Investment Balance	$213,290	$131,494

For fiscal years 2021 and 2020, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a market based approach and resulted in a fair value that exceeded the carrying value. There were no qualitative items that indicated that the quantitative determination was not correct. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 25, 2021 and December 26, 2020.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 25, 2021 and December 26, 2020 follows (thousands of dollars):

	December 25, 2021	December 26, 2020
Machinery and equipment	$24	$24
Furniture and fixtures	147	147
Trailers and automotive equipment	72	72
Total property, plant, and equipment, at cost	243	243
Accumulated depreciation	222	210
Property, plant, and equipment, net	$21	$33

Depreciation expense was less than $0.1 million for fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

Distributions Payable

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in Distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable were less than $0.9 million as of December 25, 2021 and $0.1 million as of December 26, 2020.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 25, 2021 and December 26, 2020, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $1.0 million and $0.5 million, respectively.

Selling, General, and Administrative

Selling expenses consist primarily of salaries, bonuses, phantom unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Noncompetition Payments

The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2021 and 2020, the former CEO was paid $0.8 million and $0.8 million, respectively, in noncompetition payments.

The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of December 25, 2021 and December 26, 2020, the Company had accrued $0.3 million and $1.2 million, respectively, for the noncompetition agreements. The current and long-term portion of the accrued amounts are included in Accrued compensation and benefits and Other liabilities, respectively, on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

	December 25, 2021	December 26, 2020
	(thousands of dollars)
Current non-compete	$–	$849
Long-term non-compete	323	308
Total non-compete	$323	$1,157

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

Income Per Unit Calculation	52 weeks ended	52 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 25, 2021	December 26, 2020	December 28, 2019

Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$35,950	$19,268	$11,800
Class B	$323,547	$173,413	$106,201

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$48.89	$26.20	$16.05
Class B	$428.32	$229.57	$140.59

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

NOTE 3. Long-Term Debt and Loan Agreements

(a)       Credit Agreement

USPB’s Amended and Restated Revolving Term Supplement’s matured on June 30, 2020. On June 24, 2020, CoBank unilaterally extended the Term Expiration Date under USPB’s Amended and Restated Revolving Term Supplement from June 30, 2020 up to and including August 31, 2020. On July 13, 2020, USPB, and CoBank, ACB (“CoBank”), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement (“2020 Loan Agreements”). The 2020 Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

The 2020 Loan Agreements provide for a $1.0 million Revolving Term Commitment, carries a term of five years and matures on June 30, 2025. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The other terms and conditions of the Credit Agreement and the Revolving Term Loan Supplement continue the terms and conditions of the Prior Agreements without material modifications. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

As of December 25, 2021, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 25, 2021 and December 26, 2020.

(b)       Operating Leases

USPB’s two office leases are accounted for under ASC 842. The Kansas City, MO office lease has a remaining term of approximately 3.2 years. The Dodge City, KS office renewed its office lease in 2020 and has a remaining term of approximately 2.0 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $3,939, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,025, which is not subject to adjustment. Both offices are used for general office use only. As of December 25, 2021, the present value of the remaining operating lease payments for the offices equaled $0.2 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate adjusted for lease term.

NOTE 4. Employee Options and Benefit Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. The payment to management was reduced by the strike price for both the Class A phantom units and Class B phantom units and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal years 2021 and 2020, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $1.8 million, $3.2 million, and $1.0 million was recognized in fiscal years 2021, 2020, and 2019, respectively.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. The phantom units became fully vested in January 2018 and remain outstanding at the end of fiscal years 2021 and 2020. Compensation expense of $0.8 million, $0.9 million, and $0.3 million was recognized in fiscal years 2021, 2020, and 2019, respectively.

As of December 25, 2021 and December 26, 2020, the Company had accrued $7.9 million and $5.3 million, respectively, for the management phantom plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 25, 2021 and December 26, 2020, the Company had accrued $1.4 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.1 million for fiscal years 2021, 2020, and 2019, respectively.

NOTE 5. Other Income

Other non-operating income, net was $0.7 million, $0.7 million, and $0.5 million, for fiscal years 2021, 2020, and 2019, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss are passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB.  Such taxes were less than $0.2 million in tax years 2021, 2020, and 2019.

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

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2021, 2020, and 2019, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2021, 2020, and 2019, USPB’s Class A unitholders and associates provided approximately 23% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

•	Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.

•	The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.

•	On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended be five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2026.

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

At December 25, 2021 and December 26, 2020, the Company had receivables of less than $0.1 million due from unitholders and associates.

At December 25, 2021 and December 26, 2020, the Company had payables of less than $0.1 million due to unitholders and associates.

U.S. PREMIUM BEEF, LLC

Notes to Financial Statements

NOTE 8. Legal Proceedings

As of December 25, 2021, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NPB is a defendant in four class action lawsuits, one single-plaintiff lawsuit in the United States District Court, Minnesota District, one single-plaintiff lawsuit in the United States District Court, Southern District of Florida and one single-plaintiff lawsuit in the United States District Court, Connecticut, all of which allege that the Company violated the Sherman Antitrust Act and some of which allege that the Company violated the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”).  The class-action Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020.  The single-plaintiff Antitrust Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021; Cheney Brothers, Inc. v. Cargill, Inc., et al,, which was filed on January 31, 2022, and Subway v. Cargil, Inc. et al., which was filed on February 22, 2022.The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and attorneys’ fees. NBP is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”).  The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County.  The Labelling Cases were subsequently removed to the United States District Court, New Mexico District. The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously, although there can be no assurance as to the outcome of these cases or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NOTE 9. Subsequent Events

On December 28, 2021, USPB received a $52.8 million distribution from NBP. On December 29, 2021, USPB’s Board of Directors approved a $52.7 million discretionary cash distribution to be made payable to members of record as of December 29, 2021.

USPB has evaluated subsequent events through the date the financial statements were issued and determined there were no such events to report.

NATIONAL BEEF PACKING COMPANY, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers

National Beef Packing Company, LLC

We have audited the consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, (the “Company”), which comprise the consolidated balance sheets as of December 25, 2021 and December 26, 2020, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital for each of the three fiscal years in the period ended December 25, 2021, and the related notes to the financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2021 in accordance with accounting principles generally accepted in the United States of America.

Basis for opinion

We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of management for the financial statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued.

Auditor’s responsibilities for the audit of the financial statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements. In performing an audit in accordance with US GAAS, we:

•	Exercise professional judgment and maintain professional skepticism throughout the audit.
•	Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ Grant Thornton LLP

Kansas City, Missouri

February 25, 2022

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$109,746	$10,669
Accounts receivable, less allowance for returns and expected credit losses of $3,223 and $2,627, respectively	336,071	286,061
Due from affiliates	7,089	1,259
Other receivables	4,655	6,102
Inventories	416,163	289,941
Other current assets	63,222	45,279
Total current assets	936,946	639,311
Property, plant and equipment, at cost:
Land and improvements	88,368	58,398
Buildings and improvements	302,253	278,291
Machinery and equipment	618,855	559,912
Trailers and automotive equipment	3,758	3,460
Furniture and fixtures	19,182	16,926
Construction in progress	164,459	140,810
	1,196,875	1,057,797
Less accumulated depreciation	500,145	458,577
Net property, plant and equipment	696,730	599,220
Goodwill	30,634	30,634
Other intangibles, net of accumulated amortization of $462,464 and $413,330, respectively	407,824	456,958
Right of use assets, net of accumulated amortization of $61,498 and $43,307, respectively	63,932	73,422
Other assets	50,668	39,594
Total Assets	$2,186,734	$1,839,139
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$1,625	$19,888
Current portion of right of use liabilities	23,680	25,403
Cattle purchases payable	135,521	127,536
Accounts payable — trade	147,831	114,209
Due to affiliates	5,037	4,439
Accrued compensation and benefits	366,183	239,641
Accrued insurance	23,545	22,221
Other accrued expenses and liabilities	55,916	54,547
Distribution payable	350,000	–
Total current liabilities	1,109,338	607,884
Long-term debt, excluding current installments	5,027	342,649
Long-term portion of right of use liabilities	41,745	49,473
Other liabilities	19,692	20,758
Total liabilities	1,175,802	1,020,764
Commitments and contingencies
Members’ capital:
Members’ capital	1,011,064	818,393
Accumulated other comprehensive loss	(132)	(18)
Total members’ capital	1,010,932	818,375
Total Liabilities and Members' capital	$2,186,734	$1,839,139

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020	52 weeks ended December 28, 2019(a)
Net sales	$11,674,676	$9,442,036	$8,579,568
Costs and expenses:
Cost of sales	9,031,603	7,911,900	7,554,273
Selling, general and administrative	94,727	84,781	83,005
Depreciation and amortization	115,471	108,348	121,598
Total costs and expenses	9,241,801	8,105,029	7,758,876
Operating income	2,432,875	1,337,007	820,692
Other income (expense):
Interest income	103	414	465
Interest expense	(7,766)	(8,751)	(11,515)
Income before taxes	2,425,212	1,328,670	809,642
Income tax expense	3,494	3,759	3,038
Net income	$2,421,718	$1,324,911	$806,604

(a)	Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020	52 weeks ended December 28, 2019(a)
Net income	$2,421,718	$1,324,911	$806,604
Other comprehensive income (loss):
Foreign currency translation adjustments	(114)	81	(20)
Comprehensive income	$2,421,604	$1,324,992	$806,584

(a)	Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020	52 weeks ended December 28, 2019(a)
Cash flows from operating activities:
Net income	$2,421,718	$1,324,911	$806,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,471	108,348	121,598
Provision for returns and doubtful accounts	14,878	10,144	11,294
Deferred income tax provision	(243)	–	166
Loss (Gain) on disposal of property, plant and equipment	90	1,082	(93)
Amortization of debt issuance costs	1,687	1,034	735
Change in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(64,888)	(5,814)	(57,561)
Due from affiliates	(5,830)	(298)	(158)
Other receivables	1,447	(215)	(1,169)
Inventories	(126,222)	(2,146)	(12,980)
Other assets	(28,774)	(26,738)	(17,480)
Right of use assets and lease liabilities, net	39	36	1,418
Cattle purchases payable	7,985	11,256	(11)
Accounts payable	33,077	15,867	8,674
Due to affiliates	598	1,677	2,612
Accrued compensation and benefits	126,542	87,721	40,874
Accrued insurance	1,324	402	(2,696)
Other accrued expenses and liabilities	301	8,910	4,633
Net cash provided by operating activities	2,499,200	1,536,177	906,460
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(165,307)	(142,724)	(91,553)
Acquisition of Iowa Premium, LLC, net of cash acquired	–	–	(145,195)
Proceeds from sale of property, plant and equipment	2,087	1,372	1,916
Net cash used in investing activities	(163,220)	(141,352)	(234,832)
Cash flows from financing activities:
Receipts under revolving credit lines	660,000	537,434	167,696
Payments under revolving credit lines	(686,434)	(523,696)	(200,000)
Receipts under reducing revolving credit lines	1,022,000	545,000	741,250
Payments under reducing revolving credit lines	(1,347,000)	(626,000)	(470,250)
Repayments of other indebtedness/capital leases	(2,256)	(2,619)	(1,429)
Cash paid for financing costs	(4,050)	–	(450)
Cash paid for common control acquisition	–	–	(60,000)
Member distributions	(1,879,047)	(1,326,850)	(882,637)
Net cash used in financing activities	(2,236,787)	(1,396,731)	(705,820)
Effect of exchange rate changes on cash	(116)	68	(47)
Net increase (decrease) in cash	99,077	(1,838)	(34,239)
Cash and cash equivalents at beginning of period	10,669	12,507	46,746
Cash and cash equivalents at end of period	$109,746	$10,669	$12,507
Supplemental disclosures:
Cash paid during the period for interest	$7,870	$10,769	$11,409
Cash paid during the period for taxes	$2,365	$1,153	$1,458
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$1,206	$661	$11,551
Distributions declared but unpaid	$350,000	$–	$–

(a)      Financial information has been recast to include results attributable to Ohio Beef

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 29, 2018	$956,365	$(79)	$956,286
Net income	806,604	–	806,604
Contributions	157,181		157,181
Common control transaction distribution	(60,000)	–	(60,000)
Distributions	(1,039,818)	–	(1,039,818)
Foreign currency translation adjustments	–	(20)	(20)
Balance at December 28, 2019 (a)	$820,332	$(99)	$820,233
Net income	1,324,911	–	1,324,911
Distributions	(1,326,850)	–	(1,326,850)
Foreign currency translation adjustments	–	81	81
Balance at December 26, 2020	$818,393	$(18)	$818,375
Net income	2,421,718	–	2,421,718
Distributions	(2,229,047)	–	(2,229,047)
Foreign currency translation adjustments	–	(114)	(114)
Balance at December 25, 2021	$1,011,064	$(132)	$1,010,932

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 25, 2021, and December 26, 2020, approximately 57% of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 7).

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which, in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of the new guidance were effective as of the beginning of our 2020 fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, new accounting guidance to improve the effectiveness of disclosures related to fair value measurements. The new guidance removes certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy along with the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additions to the disclosure requirements include more quantitative information related to significant unobservable inputs used in Level 3 fair value measurements and gains and losses included in other comprehensive income. The provisions of the new guidance were effective as of the beginning of our 2020 fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective prospectively for all entities as of March 12, 2020 through December 31, 2022. The Company’s credit facility bears a variable interest rate that can be indexed off LIBOR rates, for which publication is expected to be discontinued in 2023. The Company’s credit facility includes a provision to provide an alternative benchmark rate in place of LIBOR rates once it is discontinued. The Company has not yet adopted this guidance and is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2021, 2020 and 2019 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple financial institutions. At times, deposits held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the rollforward of the allowance for returns and expected credit losses for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 28, 2019	$(2,584)	$(11,294)	$11,338	$(2,540)
December 26, 2020	$(2,540)	$(10,144)	$10,057	$(2,627)
December 25, 2021	$(2,627)	$(14,878)	$14,282	$(3,223)

Inventories

Inventories consist primarily of beef, beef by-products, and parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

Inventories at December 25, 2021 and December 26, 2020 consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Dressed and boxed beef products	$319,091	$219,135
Beef by-products	50,453	29,612
Parts, supplies and other	46,619	41,194
Total inventory	$416,163	$289,941

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Depreciation expense was $66.4 million, $59.2 million and $74.2 million for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $1.7 million, $1.9 million and $1.4 million for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2021, 2020 or 2019.

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

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2021, 2020 or 2019 related to the Company’s intangible assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (in thousands):

	Weighted	December 25, 2021
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$230,415
Trade names	20	290,148	133,945
Cattle supply relationships	15	143,600	95,733
Other	6	3,240	2,371
Total intangible assets	18	$870,288	$462,464

	Weighted	December 26, 2020
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$206,045
Trade names	20	290,148	119,439
Cattle supply relationships	15	143,600	86,160
Other	6	3,240	1,686
Total intangible assets	18	$870,288	$413,330

For the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 the Company recognized $49.1 million, $49.1 million and $47.4 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 25, 2021, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2022	$49,051
2023	48,713
2024	48,445
2025	48,445
2026	48,445
Thereafter	164,725
Total	$407,824

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

Distribution Payable

Distribution payables represent cash distributions to our members that have been declared but not paid as of the end of the period. The distribution is a current liability as they are expected to be paid to the members in the following period.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company. To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company. Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2021, 2020, 2019 and 2018.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 25, 2021 and December 26, 2020, as substantially all debt carries variable interest rates.

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $25.3 million, $23.6 million and $17.5 million for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of derivative assets is recognized within Other current assets, while the fair value of derivative liabilities is recognized within Other accrued expenses and liabilities.

NOTE 3.  REVENUE RECOGNITION

The Company generates revenue primarily from customers in the retail, foodservice, international, and other channels. Our revenues primarily result from contracts with customers and are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue from the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. In accordance with Topic 340, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Our contracts are generally less than one year, therefore we have elected this practical expedient and have recognized costs paid to obtain contracts as expense when incurred. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenue

The following table further disaggregates our sales by major revenue stream for the fiscal years ended (in thousands):

	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020	52 weeks ended December 28, 2019
Beef, pork, & beef by-products	$12,008,507	$9,664,604	$8,735,243
Other	276,508	272,336	229,174
Intercompany	(610,339)	(494,904)	(384,849)
Net Sales	$11,674,676	$9,442,036	$8,579,568

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

Changes in the contract liability balances during 2021 are as follows (in thousands):

	December 25, 2021	December 26, 2020	Change
Contract liabilities	$31,310	$24,070	$7,240

Changes in the contract liability balances during 2020 are as follows (in thousands):

	December 26, 2020	December 28, 2019	Change
Contract liabilities	$24,070	$21,079	$2,991

Substantially all of the contract liability as of December 26, 2020 was recognized in revenue during 2021. The Company expects to recognize substantially all of the current year liability in 2022.

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

The majority of our leases include fixed rental payments. Certain of our lease agreements contain options or renewals that extend the lease term. Upon lease commencement, we only reflect the payments related to options or renewals within the right of use asset and lease liability balances when the option or renewals are reasonably certain to be exercised. The Company generally expects that it will renew lease agreements or enter new leases as the existing leases expire.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During our fiscal years ended December 25, 2021, and December 26, 2020, we recognized rent expense associated with our leases as follows (in thousands):

	December 25, 2021	December 26, 2020	December 28, 2019
Operating lease cost:
Fixed rent expense	$28,250	$28,560	$25,494
Variable rent expense	36	26	14
Finance lease cost:
Amortization of ROU assets	2,356	2,137	1,752
Interest expense	404	479	437
Short-term lease cost	5,376	4,514	6,448

Net lease cost	$36,422	$35,716	$34,145

Lease cost – Cost of sales	31,153	30,593	29,388
Lease cost – SG&A	2,509	2,507	2,568
Lease cost – Depreciation & Amortization	2,356	2,137	1,752
Lease cost – Interest expense	404	479	437
Net lease cost	$36,422	$35,716	$34,145

Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 25, 2021, and December 26, 2020, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

	December 25, 2021	December 26, 2020
Finance lease ROU assets	$8,193	$10,385
Finance lease liabilities:
Current installments of long-term debt	2,435	2,239
Long-term debt	6,142	8,427

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended December 25, 2021 and December 26, 2020, we had the following cash and non-cash activities associated with our leases (in thousands):

	December 25, 2021	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,580	$28,621	$24,928
Operating cash flows from finance leases	408	485	401
Financing cash flows from finance leases	2,247	2,200	1,429

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	12,370	7,676	112,218
New finance lease liabilities	170	1,145	12,849

The future payments due under operating and finance leases as of December 25, 2021 is as follows (in thousands):

	Operating	Finance
Due in:
2022	$25,429	$2,768
2023	16,151	2,030
2024	10,454	2,171
2025	6,246	2,175
2026	4,155	171
Thereafter	8,170	–
Total	70,605	9,315

Future interest	(5,180)	(738)

Lease liabilities recognized	$65,425	$8,577

As of December 25, 2021, the weighted-average remaining lease term for all operating leases is 3.46 years, while the weighted-average remaining lease term for all finance leases is 3.92 years. As of December 26, 2020, the weighted-average remaining lease term for all operating leases is 3.44 years, while the weighted-average remaining lease term for all finance leases is 4.84 years.

As of December 25, 2021, the weighted-average discount rate associated with operating leases is 3.4%, while the weighted-average discount rate associated with finance leases is 4.2%. As of December 26, 2020, the weighted-average discount rate associated with operating leases is 3.6%, while the weighted-average discount rate associated with finance leases is 4.2%.

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

As a result of the Ohio Beef transaction, the prior period consolidated financial statements for the periods in which both entities were under common control have been adjusted. Accordingly, the Company’s prior period consolidated financial statements from the date of common control under Marfrig, or June 5, 2018, have been adjusted to include the financial information of Ohio Beef for that same period. The $60.0 million cash payment in fiscal 2019 was treated as an equity distribution.

On June 10, 2019, the members of the Company acquired 100% of the ownership interests in Iowa Premium, LLC (“Iowa Premium”) from Sysco Holdings, LLC, which included $8 million of cash, for $153.2 million. The cash utilized by the members for the acquisition was distributed from the Company and immediately upon closing of the acquisition, each of the members of the Company contributed all its Iowa Premium ownership interests to the Company. The distribution, acquisition and contribution transactions were governed by several related agreements that resulted in the Company, in substance, acquiring 100% of the Iowa Premium ownership interests.

NOTE 6.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 25, 2021, and December 26, 2020, debt consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Short-term debt:
Reducing revolver credit facility (a)	$–	$18,750
Current portion of loan costs (c)	(810)	(1,101)
Current portion of capital lease obligations (c)	2,435	2,239
	1,625	19,888
Long-term debt:
Reducing revolver credit facility (a)	–	306,250
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	–	26,434
Long-term portion of loan costs (c)	(3,115)	(462)
Long-term capital lease obligations (c)	6,142	8,427
	5,027	342,649
Total debt	$6,652	$362,537

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Senior Credit Facilities - In November 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in November 2026. The Debt Agreement includes a $550.0 million reducing revolver loan and a $350.0 million revolving credit facility. The reducing revolver loan commitment decreases by $25.0 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a financial covenant that requires the Company to maintain a minimum tangible net worth; at December 25, 2021, the Company was in compliance with the financial covenant.

At December 25, 2021, the Company’s outstanding debt balance under the Debt Agreement was $0.0 million. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.5% to 2.75% depending upon certain financial ratios and the rate selected.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit. There were letters of credit aggregating $14.1 million outstanding at December 25, 2021.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  On December 25, 2021, after deducting outstanding amounts and issued letters of credit, $335.9 million of the unused revolving credit facility and $550.0 million of the reducing revolver commitment was available to the Company.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $12.7 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of our term loan under the Debt Agreement.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves. As a result of the capital lease treatment, the equipment remains a component of property, plant and equipment in NBP’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.

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

(c)     Debt issuance costs - In November 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in November 2026. The Debt Agreement includes a $550.0 million reducing revolver loan and a $350.0 million revolving credit facility. The related financing charges of approximately $4.1 million will be amortized over the life of the loan.

Amortization of $1.7 million, $1.0 million and $0.7 million was charged to interest expense during the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 25, 2021, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2022	$1,625
2023	1,022
2024	1,212
2025	671
2026	–
Thereafter	2,122
Total minimum principal maturities	$6,652

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2021, 2020 and 2019, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2022 through 2023.

NOTE 7.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $4.0 million, $2.4 million and $1.9 million for the fiscal years 2021, 2020 and 2019, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which was included in Cost of sales during 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the consolidated balance sheets. The long-term portion of the withdrawal liability is approximately $15.6 million and $16.4 million for the periods ending December 25, 2021 and December 26, 2020 and is included in Other liabilities on the consolidated balance sheets.

NOTE 8.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020	52 weeks ended December 28, 2019
Current provision:
Federal	$1,158	$1,827	$1,442
State	2,475	1,838	1,338
Foreign	104	94	92
Total current tax expense	3,737	3,759	2,872
Deferred provision:
Federal	(202)	–	136
State	(41)	–	30
Foreign	–	–	–
Total deferred tax expense	(243)	–	166
Total income tax expense	$3,494	$3,759	$3,038

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with various Marfrig affiliates, and a company affiliated with NBPCo Holdings, which holds an ownership interest in the Company, in the ordinary course of business.

During fiscal years 2021, 2020 and 2019, the Company had sales and purchases with the following related parties (in thousands):

	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020	52 weeks ended December 28, 2019
Sales to:
Beef Products, Inc. (1)	$89,894	$46,735	$34,773
MF Foods USA, LLC (2)	1,302	820	57
Total sales to affiliate	$91,196	$47,555	$34,830
Purchases from:
Beef Products, Inc. (1)	$8,015	$8,653	$12,565
Marfrig affiliates (3)	42,903	32,455	656
Total purchases from affiliate	$50,918	$41,108	$13,221

________________________________

(1)	Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings
(2)	MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)	Marfrig affiliates include Weston Importers, LTD, Establecimientos Colonia, Frigorifico Tacuarem, Inaler SA, and Frigorifico LaCaballada

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants. In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.5 million during 2021, $1.7 million during 2020 and $1.6 million during fiscal years 2019 to BPI in technology and support fees.

We are party to a long-term cattle supply agreement with U.S. Premium Beef, LLC (US Premium Beef), a minority owner of the Company.  Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 23% of our cattle requirements under this agreement during each of the years 2021, 2020 and 2019.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

•	Forward purchase contracts for cattle for use in our beef plants

•	Exchange traded futures contracts for cattle

•	Exchange traded futures contracts for agricultural products

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 25, 2021 and December 26, 2020. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

The following table presents the fair values regarding derivative instruments not designated as hedging instruments as of December 25, 2021 and December 26, 2020 (in thousands):

	Derivative Asset As of December 25, 2021		Derivative Liability As of December 25, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,527	Other accrued expenses and liabilities	$494
Totals		$1,527		$494

	Derivative Asset As of December 26, 2020		Derivative Liability As of December 26, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$86	Other accrued expenses and liabilities	$77
Totals		$86		$77

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the consolidated statement of operations for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 25, 2021	Fiscal Year Ended December 26, 2020	Fiscal Year Ended December 28, 2019
Commodity contracts	Net sales	$4,421	$(12,569)	$(11)
Commodity contracts	Cost of sales	(105)	3,376	2,443
Totals		$4,316	$(9,193)	$2,432

NOTE 11.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in four class action lawsuits, one single-plaintiff lawsuit in the United States District Court, Minnesota District, one single-plaintiff lawsuit in the United States District Court, Southern District of Florida and one single-plaintiff lawsuit in the United States District Court, Connecticut, all of which allege that the Company violated the Sherman Antitrust Act and some of which allege that the Company violated the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “Antitrust Cases”).  The class-action Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; and Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020. The single-plaintiff Antitrust Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021; Cheney Brothers, Inc. v. Cargill, Inc., et al,, which was filed on January 31, 2022, and Subway v. Cargil, Inc. et al., which was filed on February 22, 2022. The plaintiffs in the Antitrust Cases seek treble damages and other relief under the Sherman Antitrust Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and attorneys’ fees. The Company is also a defendant in two class action lawsuits filed on January 7, 2020, alleging that it misrepresented the origin of its products in violation of the New Mexico Unfair Practices Act (the “Labelling Cases”). The Labelling Cases are entitled Thornton v. Tyson Foods, Inc., et al., filed in the New Mexico Second Judicial District Court, Bernalillo County, and Lucero v. Tyson Foods, et al., filed in the New Mexico Thirteenth Judicial District Court, Sandoval County.  The Labelling Cases were subsequently removed to the United States District Court, New Mexico District.  The plaintiffs in the Labelling Cases seek treble damages and other relief and attorneys’ fees. The Company believes it has meritorious defenses to the claims in the Antitrust Cases and the Labelling Cases and intends to defend these cases vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the Company’s consolidated financial position, results of operations and cash flows.

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

NOTE 12.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through February 25, 2022, the date the consolidated financial statements were available for issuance.

