Form 10-Q
period 2022-06-25
U. S. Premium Beef, LLC
filed 2022-08-04
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

or

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

The registrant’s units are not traded on an exchange or in any public market. As of July 30, 2022, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	June 25, 2022	December 25, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,000	$130,400
Accounts receivable	444	48
Due from affiliates	1,110	58
Other current assets	19	3
Total current assets	77,573	130,509
Property, plant, and equipment, at cost	266	243
Less accumulated depreciation	201	222
Net property, plant, and equipment	65	21
Right of use assets, net	141	168
Investment in National Beef Packing Company, LLC	193,013	213,290
Other assets	1	2
Total assets	$270,793	$343,990

Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$23	$14
Due to affiliates	–	7
Accrued compensation and benefits	1,559	2,106
Lease obligations	56	54
Other accrued expenses and liabilities	1,736	1,110
Distributions Payable	361	833
Total current liabilities	3,735	4,124
Long-term liabilities:
Lease obligations	85	114
Other liabilities	8,212	7,480
Total long-term liabilities	8,297	7,594
Total liabilities	12,032	11,718

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	258,761	332,272
Total members' capital	258,761	332,272
Total liabilities and members' capital	$270,793	$343,990

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13 weeks ended		26 weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	1,941	1,065	3,617	2,549
Depreciation and amortization	6	3	9	6
Total costs and expenses	1,947	1,068	3,626	2,555
Operating loss	(1,947)	(1,068)	(3,626)	(2,555)
Other income:
Interest income	33	2	36	4
Equity in income of National Beef Packing Company, LLC	52,779	103,198	115,385	139,757
Other (loss) income, net	(151)	202	(34)	257
Total other income	52,661	103,402	115,387	140,018
Net income	$50,714	$102,334	$111,761	$137,463

Income per unit:
Basic and diluted
Class A units	$6.90	$13.92	$15.20	$18.69
Class B units	$60.42	$121.93	$133.16	$163.78

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	26 weeks ended
	June 25, 2022	June 26, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$111,761	$137,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9	6
Equity in net income of National Beef Packing Company, LLC	(115,385)	(139,757)
Distributions from National Beef Packing Company, LLC	135,662	82,559
Changes in assets and liabilities:
Accounts receivable	(396)	(877)
Due from affiliates	(1,052)	15
Other assets	(15)	21
Accounts payable	9	(2)
Due to affiliates	(7)	–
Accrued compensation and benefits	185	(502)
Other accrued expenses and liabilities	626	(197)
Net cash provided by operating activities	131,397	78,729
Cash flows from Investing activities:
Capital expenditures	(53)	–
Net cash used in investing activities	(53)	–
Cash flows from financing activities:
Member distributions	(185,744)	(93,014)
Net cash used in financing activities	(185,744)	(93,014)
Net decrease in cash	(54,400)	(14,285)
Cash and cash equivalents at beginning of period	130,400	76,769
Cash and cash equivalents at end of period	$76,000	$62,484

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 25, 2022, the Company’s balance sheet reflected Cash and cash equivalents of $76.0 million. The cash is invested in the CoBank, ACB (CoBank) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of June 25, 2022, the Company had accrued approximately $0.2 million for tax and audit related expenses.

(3) Noncompetition Agreements

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of June 25, 2022 and December 25, 2021, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreements. The accrued amount is included in Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued non-compete amounts:

	June 25, 2022	December 25, 2021
	(thousands of dollars)
Current non-compete	$–	$–
Long-term non-compete	301	323
Total non-compete	$301	$323

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 25, 2022 and December 25, 2021, the Company had accrued $8.8 million and $7.9 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts:

	June 25, 2022	December 25, 2021
	(thousands of dollars)
Accrued compensation and benefits	$879	$707
Other liabilities	7,911	7,157
Total phantom accrual	$8,790	$7,864

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 25, 2022 and December 25, 2021, the Company had accrued $0.7 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen and twenty-six week periods ended June 25, 2022 and June 26, 2021, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	13 weeks ended		26 weeks ended
(thousands of dollars, except unit and per unit data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$5,071	$10,233	$11,176	$13,746
Class B	$45,643	$92,101	$100,585	$123,717

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$6.90	$13.92	$15.20	$18.69
Class B	$60.42	$121.93	$133.16	$163.78

(6) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen and twenty-six week periods ended June 25, 2022 and June 26, 2021 (thousands of dollars):

Investment at December 25, 2021	$213,290
Equity in net income for thirteen-week period	62,606
Distributions	(52,755)
Investment at March 26, 2022	$223,141
Equity in net income for thirteen-week period	52,779
Distributions	(82,907)
Investment at June 25, 2022	$193,013

Investment at December 26, 2020	$131,494
Equity in net income for thirteen-week period	36,559
Distributions	(21,402)
Investment at March 27, 2021	$146,651
Equity in net income for thirteen-week period	103,198
Distributions	(61,157)
Investment at June 26, 2021	$188,692

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of National Beef Packing Company, LLC is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the thirteen and twenty-six week periods ended June 25, 2022 and June 26, 2021 (thousands of dollars):

	13 weeks ended		26 weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,949,870	$2,948,388	$5,973,624	$5,264,003
Costs and expenses:
Cost of sales	2,540,322	2,210,339	5,095,022	4,233,893
Selling, general, and administrative expenses	23,849	22,052	45,220	40,917
Depreciation and amortization	29,873	28,004	59,309	55,673
Total costs and expenses	2,594,044	2,260,395	5,199,551	4,330,483
Operating income	355,826	687,993	774,073	933,520
Other income (expense):
Interest income	40	12	67	98
Interest expense	(2,212)	(2,396)	(3,688)	(4,796)
Income before taxes	353,654	685,609	770,452	928,822
Income tax expense	(1,497)	(952)	(2,940)	(1,616)
Net income	$352,157	$684,657	$767,512	$927,206

(7) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of June 25, 2022 and December 25, 2021, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $1.5 million and $1.0 million, respectively.

(8) Long-term Debt and Loan Agreements

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 25, 2022. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

(9) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen and twenty-six week periods ended June 25, 2022 and June 26, 2021 (unaudited) (thousands of dollars).

Balance at December 25, 2021	$332,272
Net income for the thirteen-week period ended March 26, 2022	61,047
Member distributions
Class A ($16.16 per Class A unit)	(11,888)
Class B ($141.64 per Class B unit)	(106,994)
Balance at March 26, 2022	$274,437
Net income for the thirteen-week period ended June 25, 2022	50,714
Member distributions
Class A ($9.03 per Class A unit)	(6,638)
Class B ($79.10 per Class B unit)	(59,752)
Balance at June 25, 2022	$258,761

Balance at December 26, 2020	$200,242
Net income for the thirteen-week period ended March 27, 2021	35,129
Member distributions
Class A ($6.32 per Class A unit)	(4,646)
Class B ($55.36 per Class B unit)	(41,817)
Balance at March 27, 2021	$188,908
Net income for the thirteen-week period ended June 26, 2021	102,334
Member distributions
Class A ($6.49 per Class A unit)	(4,777)
Class B ($56.92 per Class B unit)	(42,992)
Balance at June 26, 2021	$243,473

(10) Legal Proceedings

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in four class action antitrust lawsuits in the United States District Court, Minnesota District, and seven single plaintiff antitrust lawsuits in United States District Court, Minnesota District, the United States District Court, Southern District of Florida, the United States District Court, Connecticut, the United States District Court, Northern District of New York, the United States District Court, Northern District of Illinois, and the United States District Court, Southern District of Texas. In addition, NBP is a defendant in class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District. These lawsuits all allege that NBP violated the Sherman Antitrust Act or the Canadian Competition Act and some of the lawsuits allege that NBP violated the Packers and Stockyards Act, the Commodity Exchange Act, and various state or provincial laws. The class-action cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. The single-plaintiff Antitrust Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022; and Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Revenues in the thirteen-week period ended June 25, 2022 increased approximately 0.1% in comparison to the same period in 2021. Cost of Sales increased by approximately 14.9% for the thirteen-week period ended June 25, 2022, as compared to the same period in 2021, primarily due to higher fed cattle prices, as well as increased costs for labor, packaging, and other inputs.  Lower per unit beef processing margins, along with a slight decrease in volume, led to a decrease in overall profitability in the 2022 period, as compared to the 2021 period.

Revenues in the twenty-six-week period ended June 25, 2022 increased approximately 13.5% in comparison to the same period in 2021. Cost of Sales increased by approximately 20.3% for the twenty-six-week period ended June 25, 2022, as compared to the same period in 2021, primarily due to higher fed cattle prices, as well as increased costs for labor, packaging, and other inputs.  Lower per unit beef processing margins, along with a slight decrease in volume, led to a decrease in overall profitability in the 2022 period, as compared to the 2021 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 25% of its cattle requirements under this agreement during the twenty-six weeks ended June 25, 2022 and June 26, 2021.

USPB Results of Operations

Thirteen-weeks ended June 25, 2022 compared to thirteen-weeks ended June 26, 2021

Net Sales. There were no Net Sales in the thirteen-week periods ended June 25, 2022 and June 26, 2021.

Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended June 25, 2022 and June 26, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.9 million for the thirteen-weeks ended June 25, 2022 compared to approximately $1.1 million for the thirteen-weeks ended June 26, 2021, an increase of approximately $0.8 million. The increase was primarily the result of higher phantom plan expenses.

Operating Loss. Operating loss was approximately $1.9 million for the thirteen-weeks ended June 25, 2022 compared to approximately $1.1 million for the thirteen-weeks ended June 26, 2021.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $52.8 million for the thirteen-weeks ended June 25, 2022 compared to $103.2 million for the thirteen-weeks ended June 26, 2021. The decrease in fiscal year 2022 is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.0 million for the thirteen-weeks ended June 25, 2022 and June 26, 2021.

Other, net. Other loss was $0.2 million for the thirteen-week period ended June 25, 2022 compared to other income of $0.2 million for the thirteen-week period ended June 26, 2021, respectively. The change from the prior period was due to higher state and local taxes and lower delivery right lease income.

Net income. Net income was $50.7 million and $102.3 million for the thirteen-week periods ended June 25, 2022 and June 26, 2021, respectively.

Twenty-six weeks ended June 25, 2022 compared to twenty-six weeks ended June 26, 2021

Net Sales. There were no Net Sales in the twenty-six weeks periods ended June 25, 2022 and June 26, 2021.

Cost of Sales. There were no Cost of Sales in the twenty-six weeks periods ended June 25, 2022 and June 26, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.6 million for the twenty-six weeks ended June 25, 2022 compared to approximately $2.5 million for the twenty-six weeks ended June 26, 2021, an increase of approximately $1.1 million. The increase was primarily the result of higher phantom plan expenses.

Operating Loss. Operating loss was approximately $3.6 million for the twenty-six weeks ended June 25, 2022 compared to approximately $2.6 million for the twenty-six weeks ended June 26, 2021.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $115.4 million for the twenty-six weeks ended June 25, 2022 compared to $139.8 million for the twenty-six weeks ended June 26, 2021. The decrease in fiscal year 2022 is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.0 million for the twenty-six weeks ended June 25, 2022 and June 26, 2021.

Other, net. Other loss was $0.0 million compared to other income of $0.3 million for the twenty-six weeks periods ended June 25, 2022 and June 26, 2021, respectively. The change from the prior period was due to higher state and local taxes and lower delivery right lease income.

Net income. Net income was $111.8 million and $137.5 million for the twenty-six weeks periods ended June 25, 2022 and June 26, 2021, respectively.

Liquidity and Capital Resources

As of June 25, 2022, we had net working capital (the excess of current assets over current liabilities) of approximately $73.8 million, which included cash and cash equivalents of $76.0 million. As of December 25, 2021, we had net working capital of approximately $126.4 million, which included cash and cash equivalents of $130.4 million. Our primary sources of liquidity for the first two quarters of fiscal year 2022 and fiscal year 2021 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of June 25, 2022, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of June 25, 2022.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2021.

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended June 25, 2022 was approximately $131.4 million compared to approximately $78.7 million in the twenty-six weeks ended June 26, 2021.  The $52.7 million change was primarily due to a $53.1 million increase in distributions received from National Beef.

Investing Activities

Net cash used in investing activities in the twenty-six weeks ended June 25, 2022 was approximately $0.1 million compared to $0.0 million in the twenty-six weeks ended June 26, 2021.  The increase was due to the purchase of a new company vehicle.

Financing Activities

Net cash used in financing activities was approximately $185.7 million in the twenty-six weeks ended June 25, 2022 compared to approximately $93.0 million in the twenty-six weeks ended June 26, 2021 due to an increased level of member distributions made in the twenty-six weeks of 2022.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 25, 2022. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 25, 2022, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twenty-six weeks ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in four class action antitrust lawsuits in the United States District Court, Minnesota District, and seven single plaintiff antitrust lawsuits in United States District Court, Minnesota District, the United States District Court, Southern District of Florida, the United States District Court, Connecticut, the United States District Court, Northern District of New York, the United States District Court, Northern District of Illinois, and the United States District Court, Southern District of Texas. In addition, NBP is a defendant in class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District. These lawsuits all allege that NBP violated the Sherman Antitrust Act or the Canadian Competition Act and some of the lawsuits allege that NBP violated the Packers and Stockyards Act, the Commodity Exchange Act, and various state or provincial laws. The class-action cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. The single-plaintiff Antitrust Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022; and Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Date: August 4, 2022

