Form 10-Q
period 2022-09-24
U. S. Premium Beef, LLC
filed 2022-11-07
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022
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

The registrant’s units are not traded on an exchange or in any public market. As of October 29, 2022, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	September 24, 2022	December 25, 2021
	(unaudited)
Current assets:
Cash and cash equivalents	$95,061	$130,400
Accounts receivable	9	48
Due from affiliates	661	58
Other current assets	12	3
Total current assets	95,743	130,509
Property, plant, and equipment, at cost	266	243
Less accumulated depreciation	207	222
Net property, plant, and equipment	59	21
Right of use assets, net	127	168
Investment in National Beef Packing Company, LLC	210,204	213,290
Other assets	2	2
Total assets	$306,135	$343,990
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$16	$14
Due to National Beef Packing Company, LLC	1,132	–
Due to other affiliates	21	7
Accrued compensation and benefits	1,948	2,106
Lease obligations	56	54
Other accrued expenses and liabilities	718	1,110
Distributions payable	39	833
Total current liabilities	3,930	4,124
Long-term liabilities:
Lease obligations	71	114
Other liabilities	9,424	7,480
Total long-term liabilities	9,495	7,594
Total liabilities	13,425	11,718

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	292,710	332,272
Total members' capital	292,710	332,272
Total liabilities and members' capital	$306,135	$343,990

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13 weeks ended		39 weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	2,019	2,658	5,637	5,207
Depreciation and amortization	6	3	14	9
Total costs and expenses	2,025	2,661	5,651	5,216
Operating loss	(2,025)	(2,661)	(5,651)	(5,216)
Other income:
Interest Expense	–	–	(1)	–
Interest income	295	5	331	8
Equity in income of National Beef Packing Company, LLC	44,509	123,490	159,894	263,247
Other income, net	345	186	312	444
Total other income	45,149	123,681	160,536	263,699
Net income	$43,124	$121,020	154,885	$258,483

Income per unit:
Basic and diluted
Class A units	$5.86	$16.46	$21.06	$35.15
Class B units	$51.38	$144.19	$184.54	$307.97

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	39 weeks ended
	September 24, 2022	September 25, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$154,885	$258,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14	9
Equity in net income of National Beef Packing Company, LLC	(159,894)	(263,247)
Distributions from National Beef Packing Company, LLC	162,980	207,144
Changes in assets and liabilities:
Accounts receivable	39	(581)
Due from affiliates	(603)	4
Other assets	(9)	28
Accounts payable	2	(7)
Due to affiliates	1,146	22
Accrued compensation and benefits	1,786	1,501
Other accrued expenses and liabilities	(392)	163
Net cash provided by operating activities	159,954	203,519
Cash flows from investing activities:
Capital expenditures	(52)	–
Net cash used in investing activities	(52)	–
Cash flows from financing activities:
Member distributions	(195,241)	(191,085)
Net cash used in financing activities	(195,241)	(191,085)
Net (decrease) increase in cash	(35,339)	12,434
Cash and cash equivalents at beginning of period	130,400	76,769
Cash and cash equivalents at end of period	$95,061	$89,203

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

Operating losses, diminished cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of the investment in NBP, which is other than temporary. Such potential decreases in value, if deemed other than temporary, will cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. However, NBP’s plants are all operational at the present time and its results of operations are profitable, as reflected in Note 6. As a result, we believe the fair value of our investment in NBP exceeds the carrying value.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 24, 2022, the Company’s balance sheet reflected Cash and cash equivalents of $95.1 million. The cash is invested in the CoBank, ACB (CoBank) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of September 24, 2022, the Company had accrued less than $0.1 million for tax related expenses.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of September 24, 2022 and December 25, 2021, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of September 24, 2022 and December 25, 2021, the Company had accrued $10.0 million and $7.9 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts:

	September 24, 2022	December 25, 2021
	(thousands of dollars)
Accrued compensation and benefits	$879	$707
Other liabilities	9,119	7,157
Total phantom accrual	$9,998	$7,864

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of September 24, 2022 and December 25, 2021, the Company had accrued $1.1 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen and thirty-nine week periods ended September 24, 2022 and September 25, 2021, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	13 weeks ended		39 weeks ended
(thousands of dollars, except unit and per unit data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$4,312	$12,102	$15,489	$25,848
Class B	$38,812	$108,918	$139,397	$232,635

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$5.86	$16.46	$21.06	$35.15
Class B	$51.38	$144.19	$184.54	$307.97

(6) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen and thirty-nine week periods ended September 24, 2022 and September 25, 2021 (thousands of dollars):

Investment at December 25, 2021	$213,290
Equity in net income for thirteen-week period	62,606
Distributions	(52,755)
Investment at March 26, 2022	$223,141
Equity in net income for thirteen-week period	52,779
Distributions	(82,907)
Investment at June 25, 2022	$193,013
Equity in net income for thirteen-week period	44,509
Distributions	(27,318)
Investment at September 24, 2022	$210,204

Investment at December 26, 2020	$131,494
Equity in net income for thirteen-week period	36,559
Distributions	(21,402)
Investment at March 27, 2021	$146,651
Equity in net income for thirteen-week period	103,198
Distributions	(61,157)
Investment at June 26, 2021	$188,692
Equity in net income for thirteen-week period	123,490
Distributions	(124,585)
Investment at September 25, 2021	$187,597

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of National Beef Packing Company, LLC is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the thirteen and thirty-nine week periods ended September 24, 2022 and September 25, 2021 (thousands of dollars):

	13 weeks ended		39 weeks ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,846,156	$3,202,208	$8,819,780	$8,466,211
Costs and expenses:
Cost of sales	2,492,127	2,328,716	7,587,149	6,562,610
Selling, general, and administrative expenses	24,408	22,797	69,628	63,714
Depreciation and amortization	30,945	29,148	90,254	84,821
Total costs and expenses	2,547,480	2,380,661	7,747,031	6,711,145
Operating income	298,676	821,547	1,072,749	1,755,066
Other income (expense):
Interest income	23	–	90	99
Interest expense	(1,121)	(1,563)	(4,809)	(6,359)
Income before taxes	297,578	819,984	1,068,030	1,748,806
Income tax expense	(1,285)	(698)	(4,225)	(2,314)
Net income	$296,293	$819,286	$1,063,805	$1,746,492

As of September 24, 2022, USPB’s balance sheet reflected a $1.1 million payable to National Beef for CT and NJ income taxes.

(7) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of September 24, 2022 and December 25, 2021, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.7 million and $1.0 million, respectively.

(8) Long-term Debt and Loan Agreements

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of September 24, 2022. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

(9) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen and thirty-nine week periods ended September 24, 2022 and September 25, 2021 (unaudited) (thousands of dollars).

Balance at December 25, 2021	$332,272
Net income for the thirteen-week period ended March 26, 2022	61,047
Member distributions
Class A ($16.16 per Class A unit)	(11,888)
Class B ($141.64 per Class B unit)	(106,994)
Balance at March 26, 2022	$274,437
Net income for the thirteen-week period ended June 25, 2022	50,714
Member distributions
Class A ($9.03 per Class A unit)	(6,638)
Class B ($79.10 per Class B unit)	(59,752)
Balance at June 25, 2022	$258,761
Net income for the thirteen-week period ended September 24, 2022	43,124
Member distributions
Class A ($1.25 per Class A unit)	(917)
Class B ($10.93 per Class B unit)	(8,258)
Balance at September 24, 2022	$292,710

Balance at December 26, 2020	$200,242
Net income for the thirteen-week period ended March 27, 2021	35,129
Member distributions
Class A ($6.32 per Class A unit)	(4,646)
Class B ($55.36 per Class B unit)	(41,817)
Balance at March 27, 2021	$188,908
Net income for the thirteen-week period ended June 26, 2021	102,334
Member distributions
Class A ($6.49 per Class A unit)	(4,777)
Class B ($56.92 per Class B unit)	(42,992)
Balance at June 26, 2021	$243,473
Net income for the thirteen-week period ended September 25, 2021	121,020
Member distributions
Class A ($13.30 per Class A unit)	(9,777)
Class B ($116.48 per Class B unit)	(87,991)
Balance at September 25, 2021	$266,725

(10) Legal Proceedings

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a currently a defendant in five class action antitrust lawsuits in the United States District Court, Minnesota District, and the United States District Court, Kansas District, and thirteen single plaintiff antitrust lawsuits in United States District Court, Minnesota District, the United States District Court, Southern District of Florida, the United States District Court, Connecticut, the United States District Court, Northern District of New York, the United States District Court, Northern District of Illinois, the United States District Court, Southern District of Texas, the United States District Court, Eastern District of Texas, the United States District Court, District of Montana and the United States District Court, Eastern District of New York (the “United States Antitrust Cases”). In addition, NBP is a defendant in class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District.  These lawsuits all allege that NBP violated the Sherman Antitrust Act or the Canadian Competition Act and some of the lawsuits allege that NBP violated the Packers and Stockyards Act, the Commodity Exchange Act, and various state or provincial laws.  The class-action cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht, et al. v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  The single-plaintiff Antitrust Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022; and Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022.  On October 4, 2022, the United States Antitrust Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding industry cattle procurement practices.  NBP is cooperating with these investigations and is working with the DOJ and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

On and about September 19, 2022, NBP and its personnel received grand jury subpoenas from the DOJ seeking documents and information regarding the solicitation, recruitment and hiring of employees in the meatpacking industry. NBP and its personnel are cooperating with the DOJ and are working to provide the documents and information requested by the grand jury subpoenas.

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

Investment in National Beef Packing Company, LLC

NBP processes and sells a comprehensive line of fresh beef, case-ready products, and beef by-products for domestic and international markets.  The largest share of NBP’s revenue is generated from the sale of boxed beef and beef by-products.

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

Revenues in the thirteen-week period ended September 24, 2022 decreased approximately 11.1% in comparison to the same period in 2021. Cost of Sales increased by approximately 7.0% for the thirteen-week period ended September 24, 2022, as compared to the same period in 2021, primarily due to higher fed cattle prices, as well as increased costs for labor, packaging, and other inputs.  Lower per unit beef processing margins, along with a decrease in volume, led to a decrease in overall profitability in the 2022 period, as compared to the 2021 period.

Revenues in the thirty-nine-week period ended September 24, 2022 increased approximately 4.2% in comparison to the same period in 2021. Cost of Sales increased by approximately 15.6% for the thirty-nine-week period ended September 24, 2022, as compared to the same period in 2021, primarily due to higher fed cattle prices, as well as increased costs for labor, packaging, and other inputs.  Lower per unit beef processing margins, along with a slight decrease in volume, led to a decrease in overall profitability in the 2022 period, as compared to the 2021 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 24% and 23% of its cattle requirements under this agreement during the thirty-nine weeks ended September 24, 2022 and September 25, 2021.

USPB Results of Operations

Thirteen-weeks ended September 24, 2022 compared to thirteen-weeks ended September 25, 2021

Net Sales. There were no Net Sales in the thirteen-week periods ended September 24, 2022 and September 25, 2021.

Cost of Sales. There were no Cost of Sales in the thirteen-week periods ended September 24, 2022 and September 25, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.0 million for the thirteen-weeks ended September 24, 2022 compared to approximately $2.7 million for the thirteen-weeks ended September 25, 2021, a decrease of approximately $0.7 million. The decrease was primarily the result of lower phantom plan expenses.

Operating Loss. Operating loss was approximately $2.0 million for the thirteen-weeks ended September 24, 2022 compared to approximately $2.7 million for the thirteen-weeks ended September 25, 2021.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $44.5 million for the thirteen-weeks ended September 24, 2022 compared to $123.5 million for the thirteen-weeks ended September 25, 2021. The decrease in fiscal year 2022 is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.3 million for the thirteen-weeks ended September 24, 2022 compared to approximately $0.0 million for the thirteen-weeks ended September 25, 2021. The increase in fiscal year 2022 is primarily due to higher interest rates.

Other, net. Other income was $0.3 million for the thirteen-week period ended September 24, 2022 compared to other income of $0.2 million for the thirteen-week period ended September 25, 2021, respectively. The change from the prior period was due to higher delivery right lease income.

Net income. Net income was $43.1 million and $121.0 million for the thirteen-week periods ended September 24, 2022 and September 25, 2021, respectively.

Thirty-nine weeks ended September 24, 2022 compared to thirty-nine weeks ended September 25, 2021

Net Sales. There were no Net Sales in the thirty-nine weeks periods ended September 24, 2022 and September 25, 2021.

Cost of Sales. There were no Cost of Sales in the thirty-nine weeks periods ended September 24, 2022 and September 25, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $5.6 million for the thirty-nine weeks ended September 24, 2022 compared to approximately $5.2 million for the thirty-nine weeks ended September 25, 2021, an increase of approximately $0.4 million. The increase was primarily the result of higher phantom plan expenses.

Operating Loss. Operating loss was approximately $5.7 million for the thirty-nine weeks ended September 24, 2022 compared to approximately $5.2 million for the thirty-nine weeks ended September 25, 2021.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $159.9 million for the thirty-nine weeks ended September 24, 2022 compared to $263.2 million for the thirty-nine weeks ended September 25, 2021. The decrease in fiscal year 2022 is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.3 million for the thirty-nine weeks ended September 24, 2022 compared to approximately $0.0 for the thirty-nine weeks September 25, 2021. The increase in fiscal year 2022 is primarily due to higher interest rates.

Other, net. Other income was $0.3 million compared to other income of $0.4 million for the thirty-nine weeks periods ended September 24, 2022 and September 25, 2021, respectively. The change from the prior period was due to higher delivery right lease income, which was partially offset by higher state and local taxes.

Net income. Net income was $154.9 million and $258.5 million for the thirty-nine weeks periods ended September 24, 2022 and September 25, 2021, respectively.

Liquidity and Capital Resources

As of September 24, 2022, we had net working capital (the excess of current assets over current liabilities) of approximately $91.8 million, which included cash and cash equivalents of $95.1 million. As of December 25, 2021, we had net working capital of approximately $126.4 million, which included cash and cash equivalents of $130.4 million. Our primary sources of liquidity for the first three quarters of fiscal year 2022 and fiscal year 2021 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of September 24, 2022, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of September 24, 2022.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2021.

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended September 24, 2022 was approximately $160.0 million compared to approximately $203.5 million in the thirty-nine weeks ended September 25, 2021.  The $43.5 million change was primarily due to a $44.2 million decrease in distributions received from NBP.

Investing Activities

Net cash used in investing activities in the thirty-nine weeks ended September 24, 2022 was approximately $0.1 million compared to $0.0 million in the thirty-nine weeks ended September 25, 2021. The increase was due to the purchase of a new company vehicle.

Financing Activities

Net cash used in financing activities was approximately $195.2 million in the thirty-nine weeks ended September 24, 2022 compared to approximately $191.1 million in the thirty-nine weeks ended September 25, 2021. The change was due to an increased level of member distributions made in the thirty-nine weeks of 2022.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of September 24, 2022. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, National Beef Packing Company, LLC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of September 24, 2022, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a currently a defendant in five class action antitrust lawsuits in the United States District Court, Minnesota District, and the United States District Court, Kansas District, and thirteen single plaintiff antitrust lawsuits in United States District Court, Minnesota District, the United States District Court, Southern District of Florida, the United States District Court, Connecticut, the United States District Court, Northern District of New York, the United States District Court, Northern District of Illinois, the United States District Court, Southern District of Texas, the United States District Court, Eastern District of Texas, the United States District Court, District of Montana and the United States District Court, Eastern District of New York (the “United States Antitrust Cases”). In addition, NBP is a defendant in class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District.  These lawsuits all allege that NBP violated the Sherman Antitrust Act or the Canadian Competition Act and some of the lawsuits allege that NBP violated the Packers and Stockyards Act, the Commodity Exchange Act, and various state or provincial laws.  The class-action cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht, et al. v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  The single-plaintiff Antitrust Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022; and Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022.  On October 4, 2022, the United States Antitrust Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding industry cattle procurement practices.  NBP is cooperating with these investigations and is working with the DOJ and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

On and about September 19, 2022, NBP and its personnel received grand jury subpoenas from the DOJ seeking documents and information regarding the solicitation, recruitment and hiring of employees in the meatpacking industry. NBP and its personnel are cooperating with the DOJ and are working to provide the documents and information requested by the grand jury subpoenas.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: November 7, 2022

