Form 10-K
period 2022-12-31
U. S. Premium Beef, LLC
filed 2023-03-03
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 25, 2023, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia Transaction). The Purchase Agreement provided for Leucadia to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million. The Leucadia Transaction closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

On November 29, 2019, Jefferies Financial Group, Inc. (“Jefferies”, formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

Employees

USPB has seven employees as of December 31, 2022. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,200 employees on December 24, 2022 and generated total revenues of $11.9 billion in 2022.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other revenue streams include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and service revenues generated by National Carriers, Inc., a wholly owned subsidiary that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

Beef Processing

NBP’s profitability is dependent, in large part, on the spread between its cost for fed cattle, the primary raw material for its business, and the value received from selling boxed beef and beef by-products coupled with its overall volume. NBP operates in a commodity market, and it does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally and cyclically with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Revenues in 2022 increased approximately 2% in comparison to 2021, primarily due to an increase in selling price per unit and volume. FY2022 included 53 weeks of activity while FY2021 included 52 weeks. Cost of sales increased by approximately 16% in 2022 as compared to 2021. The increase was due primarily to increased cattle prices and an increase in the costs for labor, packaging and supplies. Lower gross margin per head and higher costs led to lower profitability in 2022 as compared to 2021.

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

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, foodservice providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exported products to 36 countries; in 2022, export sales represented approximately 12% of revenues. The demand for beef is generally strongest in the spring and summer months and decreases during the winter months.

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

Raw Materials and Procurement

The primary raw material for the beef processing plants is fed cattle. Fed cattle prices change daily based on supply and demand for beef and other proteins, cattle inventory levels relative to packer demand for cattle, weather and other factors. NBP has two beef processing facilities located in southwest Kansas and a third beef processing plant in central Iowa. The primary market area for the purchase of cattle for those facilities includes Kansas, Texas, Nebraska, Iowa and Oklahoma. A significant portion of USPB’s unitholders and associates are located in this area. The close proximity of NBP’s facilities to large supplies of cattle gives its buyers the ability to visit feedlots on a regular basis, which enables NBP to develop strong working relationships with its suppliers, reduce its reliance on any one cattle supplier and lower in-bound transportation costs.

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2022, 2021, and 2020, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2022, 2021, and 2020, USPB’s Class A unitholders and associates provided approximately 23% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

•	Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.

•	The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.

•	On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended for five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2026.

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

Competition

Competitive conditions exist both in the purchase of fed cattle, as well as in the sale of beef products. Beef products compete with other protein sources, including pork and poultry, but NBP’s principal competition comes from other beef processors.  NBP believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations (such as food safety interventions and packaging technologies) and brand loyalty. Some of NBP’s competitors have substantially larger beef operations, greater financial and other resources and wider brand recognition for their products.

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

All of NBP’s plants, other than Liberal and Tama, are indirect dischargers of wastewater to publicly owned treatment works and are subject to requirements under the federal Clean Water Act, state and municipal laws, as well as agreements or permits with municipal or county authorities. NBP’s plant in Liberal operates a wastewater treatment plant and land applies the effluent from that plant under a permit issued by the Kansas Department of Health and Environment. NBP’s plant in Tama operates a wastewater treatment plant and is a direct discharger to the Iowa River under a National Pollutant Discharge Elimination System permit issued by the Iowa Department of Natural Resources. Upon renewal of these agreements and permits, NBP is from time to time required to make capital expenditures to upgrade or expand wastewater treatment facilities to address new and more stringent discharge requirements imposed at the time of renewal. Storm water discharges from NBP’s plants are also regulated by state and local authorities.

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

Approximately 12% of NBP’s 2022 sales were export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Canada, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

NBP incurs substantial costs to comply with environmental regulations and could incur additional costs as a result of new regulations or compliance failures that result in civil or criminal penalties, liability for damages and negative publicity.

NBP’s operations are subject to extensive and stringent environmental regulations administered by the EPA and state, local and other authorities with regards to water usage, wastewater and storm water discharge, air emissions and odor, and waste management and disposal. Failure to comply with these laws and regulations could have serious consequences, including criminal, civil and administrative penalties and negative publicity. In addition, NBP incurs and will continue to incur significant capital and operating expenditures to comply with existing and new or more stringent regulations and requirements. Most of NBP’s processing facilities procure wastewater treatment services from municipal or other regional governmental agencies that are in turn subject to environmental laws and permit limits regarding their water discharges. The remaining processing facilities operate wastewater treatment facilities that are subject to environmental laws and permit limits. As permit limits are becoming more stringent, upgrades and capital improvements to these treatment facilities are likely. In locations where NBP is a significant volume discharger, it could be asked to contribute toward the costs of such upgrades or to pay significantly increased water or sewer charges to recoup such upgrade costs.  NBP may also be required to undertake upgrades and make capital improvements to its own wastewater pretreatment facilities, the cost of which could be significant. Compliance with environmental regulations has had and will continue to have a significant impact on NBP’s cash flows and profitability. In addition, under most environmental laws, most notably the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, NBP could be held liable for the cost to investigate or remediate any contamination at properties it owns or operates, or as to which it arranges for the disposal or treatment of hazardous substances, as such liability is imposed without regard to fault.

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

A substantial number of NBP’s employees are covered by collective bargaining agreements. In addition, many industries in the United States have recently experienced a shortage of trained labor, often for reasons beyond their control. A failure to procure and retain an adequate labor supply or a labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs. Any significant decrease in adequately trained labor, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover, pandemic or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

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

NBP is a defendant in five class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and two class action lawsuits in Canada alleging violations of Canadian Competition Act and various provincial laws. (the “Beef Antitrust Cases”). Since the original filings, certain putative class members in one of the Beef Antitrust Cases have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. NBP is also a defendant in a class action lawsuit alleging that it directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages for workers in violation of federal antitrust laws (the “Wage Rate Antitrust Case”. ) NBP believes it has meritorious defenses to the claims in the Beef Antitrust Cases and the Wage Rate Antitrust Case and intends to defend these cases, and any other cases, vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the NBP’s consolidated financial position, results of operations and cash flows. USPB has no way of predicting what, if any, impact the litigation will have on the earnings distributed by NBP to USPB.

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

Pandemics, such as COVID-19, may adversely affect NBP’s ability to keep the cattle slaughter at normal levels, the ability of USPB members to deliver cattle for processing based on their ownership of Class A units may be impacted.

Pandemics may cause NBP to temporarily reduce fed cattle slaughter at several of its beef processing plants.  If NBP is unable to maintain the slaughter at normal levels for an extended period, USPB members may be delayed in delivering their cattle or may be required to deliver to a different NBP processing plant. As the right and obligation to deliver cattle is associated with ownership of USPB’s Class A units, such a result may impact the value or liquidity of Class A units.

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

There is no established public trading market for any class of common equity of USPB. As of February 13, 2023, there were 487 record holders of Class A units and 505 record holders of Class B units. The per unit transfer prices for the fiscal years 2022 and 2021 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2022
Quarter ending:
March 26, 2022	$140.00	$346.00	$310.00	$941.40	$–	$–	$926.00	$926.00
June 25, 2022	$263.00	$363.50	$700.00	$917.15	$–	$–	$1,010.00	$1,013.00
September 24, 2022	$346.00	$346.00	$700.00	$1,000.00	$500.00	$500.00	$–	$–
December 31, 2022	$350.00	$363.00	$900.00	$1,028.00	$500.00	$501.00	$1,000.00	$1,028.00
Subsequent to December 31, 2022	$–	$–	$–	$–	$–	$–	$–	$–

Fiscal Year 2021
Quarter ending:

March 27, 2021	$91.44	$302.00	$91.44	$720.00	$270.00	$302.00	$700.00	$720.00
June 26, 2021	$270.00	$346.00	$655.00	$726.00	$346.00	$346.00	$726.00	$726.00
September 25, 2021	$350.00	$350.00	$900.00	$900.00	$381.00	$381.00	$926.00	$930.00
December 25, 2021	$50.00	$363.00	$100.00	$941.40	$–	$–	$940.00	$961.00
Subsequent to December 25, 2021	$140.00	$315.00	$310.00	$941.40	$–	$–	$926.00	$926.00

The affiliated sales represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2022 and 2021, USPB’s Board of Directors (Board of Directors) approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2022
December 29, 2021	$7.17	$62.85
March 8, 2022	$3.40	$29.79
March 15, 2022	$5.59	$49.00
March 31, 2022	$3.83	$33.54
April 5, 2022	$1.35	$11.80
June 6, 2022	$3.85	$33.77
September 13, 2022	$1.25	$10.93
December 21, 2022	$0.45	$3.93
December 29, 2022	$5.43	$47.59

Fiscal Year 2021
March 10, 2021	$3.27	$28.66
March 18, 2021	$1.48	$12.93
March 26, 2021	$1.57	$13.76
May 14, 2021	$2.42	$21.22
June 7, 2021	$4.07	$35.70
August 11, 2021	$7.69	$67.34
September 8, 2021	$5.61	$49.14
December 14, 2021	$4.82	$42.26

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

On November 29, 2019, Jefferies (formerly “Leucadia National Corporation”) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,200 employees on December 24, 2022 and generated total revenues of $11.9 billion in 2022.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other revenue streams include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and service revenues generated by National Carriers, Inc., a wholly owned subsidiary that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. We believe USPB’s most critical accounting policy is as follows:

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

Results of Operations

The following table presents the statements of operations data for USPB for the periods indicated:

	53 weeks ended	52 weeks ended	52 weeks ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(millions of dollars)
Net sales	$–	$–	$–

Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative	7.1	6.2	7.9
Operating loss	(7.1)	(6.2)	(7.9)

Other income:
Interest income	1.1	–	0.2
Equity in income of National Beef Packing Company, LLC	174.7	365.0	199.7
Other, net	0.7	0.7	0.7
Total other income, net	176.5	365.7	200.6
Net income	$169.4	$359.5	$192.7

Fiscal Year Ended December 31, 2022 compared to December 25, 2021

Net Sales.  There were no sales during the fifty-three week period ended December 31, 2022 and the fifty-two week period ended December 25, 2021.

Cost of Sales. There were no cost of sales during the fifty-three week period ended December 31, 2022 and the fifty-two week period ended December 25, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $7.1 million for the fifty-three weeks ended December 31, 2022, compared to approximately $6.2 million for the fifty-two weeks ended December 25, 2021, an increase of approximately $0.9 million. The increase is primarily due to higher phantom unit plan expense, which increased as a result of higher distribution dilution accruals and an increase in unit transfer prices.

Operating Loss. Operating loss was approximately $7.1 million for the fifty-three weeks ended December 31, 2022 compared to approximately $6.2 million for the fifty-two weeks ended December 25, 2021, an increase of approximately $0.9 million.  The increase was due to the increase in Selling, General and Administrative Expenses discussed above.

Interest Income. Interest income was $1.1 million during the fifty-three weeks ended December 31, 2022 and $0.0 million in the fifty-two weeks ended December 25, 2021, an increase of approximately $1.1 million due to higher interest rates.

Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $174.7 million for the fifty-three weeks ended December 31, 2022 compared to $365.0 million for the fifty-two weeks ended December 25, 2021, a decrease of approximately $190.3 million. The combined effects of lower gross margins per head and higher costs led to lower profitability in 2022 as compared to 2021. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.7 million for the fifty-three weeks ended December 31, 2022 compared to $0.7 million for the fifty-two weeks ended December 25, 2021. Other, net is primarily due to delivery right lease income on company-owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

Net Income. Net income for the fifty-three weeks ended December 31, 2022 was approximately $169.4 million compared to approximately $359.5 million for the fifty-two weeks ended December 25, 2021, decrease of approximately $190.1 million. The decrease was due to substantially lower net income at NBP.

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

Liquidity and Capital Resources

As of December 31, 2022, we had net working capital (the excess of current assets over current liabilities) of approximately $93.8 million, which included cash and cash equivalents of $97.7 million. As of December 25, 2021, we had net working capital (the excess of current assets over current liabilities) of approximately $126.4 million, which included cash and cash equivalents of $130.4 million. Our primary sources of liquidity for fiscal years 2022 and 2021 were cash, cash flows from operating activities, which includes distributions received from NBP, and available borrowings under the Credit Agreement and Master Loan Agreement with CoBank. Our principal uses of cash are distributions to our members and working capital.

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

As of December 31, 2022, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 31, 2022 and December 25, 2021.

Cash Flows

	53 weeks ended	52 weeks ended	52 weeks ended
	December 31, 2022	December 25, 2021	December 26, 2020
	(thousands of dollars)
Net cash provided by (used in):
Operating activities	$205,907	$280,267	$194,190
Investing activities	(53)	–	(6)
Financing activities	(238,522)	(226,636)	(195,324)
Net (decrease) increase in cash and cash equivalents	$(32,668)	$53,631	$(1,140)

Operating Activities

Net cash provided by operating activities was $205.9 million in fiscal year 2022 as compared to $280.3 million in fiscal year 2021. The $74.4 million decrease was primarily due to decreased distributions received from NBP that were classified as a distribution from Operating Activities.

Net cash provided by operating activities was $280.3 million in fiscal year 2021 as compared to $194.2 million in fiscal year 2020. The $86.1 million increase was primarily due to increased distributions received from NBP that were classified as a distribution from Operating Activities.

Investing Activities

Net cash used in investing activities was $0.1 million and $0.0 million in fiscal years 2022 and 2021, respectively.

Net cash used in investing activities was $0.0 million and less than $0.1 million in fiscal years 2021 and 2020.

Financing Activities

Net cash used in financing activities was $238.5 million in fiscal year 2022 as compared to $226.6 million in fiscal year 2021. The $11.9 million increase was due to an increase in distributions to members in fiscal year 2022, compared to fiscal year 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 25, 2021, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2022 and 2021. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 31, 2022, the Company did not have any outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-three weeks ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was operating effectively.

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

Directors, Director Nominee and Executive Officers
Name	Age	Positions and Offices with Registrant	Term Expires in March of FY
Mark R. Gardiner	62	Chairman of the Board	2023
Joe M. Morgan	71	Vice Chairman of the Board	2023
Jerry L. Bohn	73	Secretary	2025
Wayne L. Carpenter	61	Director	2025
John M. Freund	55	Director	2023
Rex W. McCloy	68	Director	2024
Jeff H. Sternberger	62	Director	2024
Stanley D. Linville	64	Chief Executive Officer	—
Scott J. Miller	58	Chief Financial Officer	—
Danielle D. Imel	47	Treasurer	—

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

Jerry L. Bohn. Mr. Bohn is a board member and owner of Pratt Feeders. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn was NCBA’s President in 2021, President Elect in 2020 and as NCBA’s Vice President in 2019, served on the NCBA’s Executive Committee, chairman of NCBA’s Live Cattle Marketing, and NCBA’s Policy Committee, serving as Chair in 2018 and Vice-Chair in 2017. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He was elected Secretary of USPB’s Board in 2006. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s Board of Directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Fiscal Year 2022 Executive Compensation Elements

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

For fiscal year 2022, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2022 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $50,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

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

In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units were fully vested and remained outstanding.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 31, 2022, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman
Joe Morgan
Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal years 2022, 2021, and 2020. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stanley D. Linville	FY 2022	364,396			544,500	(3)	278,448	(1)	1,187,344
Chief Executive Officer	FY 2021	337,933			495,000	(3)	15,960	(1)	848,893
	FY 2020	339,995	–	–	495,000	(3)	388,853	(1)	1,223,848

Scott J. Miller	FY 2022	207,692			300,000	(2)	208,992	(1)	716,684
Chief Financial Officer	FY 2021	188,273			271,950	(2)	14,823	(1)	475,046
	FY 2020	188,273	–	–	271,950	(2)	290,387	(1)	750,610

Danielle D. Imel	FY 2022	131,755			195,750	(2)	127,391	(1)	454,896
Treasurer	FY 2021	131,755			195,750	(2)	11,157	(1)	338,662
	FY 2020	134,515	–	–	195,750	(2)	175,510	(1)	505,775

(1) Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $12,200 and $266,248, respectively in fiscal year 2022; $11,600 and $4,360, respectively in fiscal year 2021; and $11,400 and $377,453, respectively in fiscal year 2020.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $12,200 and $196,792, respectively in fiscal year 2022; $11,600 and $3,223, respectively in fiscal year 2021; and $11,400 and $278,987, respectively in fiscal year 2020.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $11,631 and $115,760, repectively in fiscal year 2022; $9,261 and $1,896, respectively in fiscal year 2021; and $11,400 and $164,110, respectively in fiscal year 2020.

(2) This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3) The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $544,500, $495,000, and $495,000 for fiscal years 2022, 2021, and 2020, respectively, and $0, $0, and $0 of long-term cash bonuses for fiscal years 2022, 2021, and 2020, respectively. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts. The cumulative annual cap is $544,500 for fiscal year 2022 and $495,000 for fiscal years 2021 and 2020.

Grants of Plan-Based Awards in the Fiscal Year 2022

The table below sets forth information regarding grants of a non-equity incentive plan-based award made to our named executive officers during fiscal year 2022.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a	$–	–		$2,722,500
Chief Executive Officer

Scott J. Miller	10/21/2022	$–	$91,497	(1)	$315,000
Chief Financial Officer

Danielle D. Imel	10/21/2022	$–	$59,702	(1)	$205,538
Treasurer

(1) The target amount is based on estimated benefits for fiscal year 2023. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2023 and will be paid out over a two-year period.

(2) There were no grants of plan-based awards in fiscal year 2022 for Mr. Linville.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2023: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2023: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2023 USPB earnings before tax plus USPB grid premiums during fiscal year 2023, less (2) $50,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

Discretionary cash bonuses may also be paid to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal year 2022, 2021, and 2020. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2022

	Phantom Plan Awards
Name and Principal Position	Number of Securities Underlying Unexercised Awards		Strike Price ($)		Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.04		None
	1,000 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller, Mr. Linville and Ms. Imel vested over a 5 year period. At the end of fiscal year 2023, the unexercised phantom units were fully vested, and therefore exercisable.
(2)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Miller and Mr. Linville vest over a 5 year period. At the end of fiscal year 2023, the unexercised phantom units were fully vested and therefore fully exercisable.
(3)	During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisified and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 25,2021, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
Name and Principal Position	Number of exercised awards	Value realized on exercise ($)
Stanley D. Linville	–	$–
Chief Executive Officer

Scott J. Miller	–	$–
Chief Financial Officer

Danielle D. Imel	–	$–
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2022. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

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

The table below reflects compensation paid to each director during the fiscal year 2022.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	1,750
Joe M. Morgan	1,500
Jerry L. Bohn	1,500
Wayne L. Carpenter	1,500
John M. Freund	1,500
Rex W. McCloy	1,500
Jeff H. Sternberger	1,250

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

•	Median employee total annual compensation for 2022	$347,913
•	Stanley D. Linville total annual compensation for 2022	$1,187,344
•	Ratio of Stanley D. Linville to Median employee compensation	3 : 1

In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 31, 2022. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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
Total

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 25, 2023 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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

Security Ownership of Management

The following table furnishes information, as of February 25, 2022, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 25, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number	Percentage(1)	Number	Percentage(1)
Jerry L. Bohn (2)	40,901	5.6%	33,351	4.4%
Jeff H. Sternberger(3)	40,770	5.5%	40,770	5.4%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	13,085	1.8%	12,635	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(7)	3,100	0.4%	3,100	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Stanley D. Linville	–	0.0%	–	0.0%
Scott J. Miller	–	0.0%	–	0.0%
Danielle D. Imel	–	0.0%	–	0.0%
Directors and Executive Officers as a group (10 persons)(9)	139,209	18.9%	115,946	15.4%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is a part owner, and 250 Class B units held by the Jerald L. Bohn Revocable Trust.
(3)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 13,085 Class A units and 12,635 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(7)	Includes i) 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust, and ii) 100 Class A and Class B units held by Gardiner Angus Ranch, Inc., all of which Mr. Gardiner has sole voting power.
(8)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting power.
(9)	Reflects unit ownership by all seven directors and the named executive officers of USPB.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with NBP

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2022, 2021, and 2020, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2022, 2021, and 2020, USPB’s Class A unitholders and associates provided approximately 23% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

Grant Thornton LLP an independent registered public accounting firm served as our auditor for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020 (thousands of dollars).

	December 31, 2022	December 25, 2021	December 26, 2020

Audit Fees	$139	$133	$127
Audit Related Fees	–	–	–
Tax Fees	–	–	–
Total	$139	$133	$127

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

Date: March 3, 2023

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Stanley D. Linville	Chief Executive Officer	March 3, 2023
Stanley D. Linville	(Principal Executive Officer)

/s/ Scott J. Miller	Chief Financial Officer	March 3, 2023
Scott J. Miller	(Principal Executive Officer)

/s/ Mark R. Gardiner	Chairman of the Board	March 3, 2023
Mark R. Gardiner

/s/ Joe M. Morgan	Vice Chairman of the Board	March 3, 2023
Joe M. Morgan

/s/ Jerry L. Bohn	Secretary	March 3, 2023
Jerry L. Bohn

/s/ Wayne L. Carpenter	Director	March 3, 2023
Wayne L. Carpenter

/s/ John M. Freund	Director	March 3, 2023
John M. Freund

/s/ Rex W. McCloy	Director	March 3, 2023
Rex W. McCloy

/s/ Jeff H. Sternberger	Director	March 3, 2023
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2

Balance Sheets at December 31, 2022 and December 25, 2021	F-3

Statement of Operations for the years ended December 31, 2022, December 25, 2021, and December 26, 2020	F-4

Statement of Members' Capital for the years ended December 31, 2022, December 25, 2021, and December 26, 2020	F-4

Statement of Cash Flows for the years ended December 31, 2022, December 25, 2021, and December 26, 2020	F-5

Notes to Financial Statements	F-6

Audited Financial Statements of Significant Equity Method Investee under Rule 3-09 of Regulation S-X:

National Beef Packing Company, LLC Consolidated Balance Sheet at December 31, 2022 and December 25, 2021 and Consolidated Statement of Operations, Comprehensive Income, Cash Flows and Members’ Capital for years ended December 31, 2022, December 25, 2021, and December 26, 2020 and Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

U.S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2022 and December 25, 2021, the related statements of operations, members’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Kansas City, Missouri

March 3, 2023

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	December 31, 2022	December 25, 2021

Current assets
Cash and cash equivalents	$97,732	$130,400
Accounts receivable	9	48
Due from affiliates	921	58
Other current assets	4	3
Total current assets	98,666	130,509
Property, plant, and equipment, at cost	266	243
Less accumulated depreciation	212	222
Net property, plant, and equipment	54	21
Right of use assets, net	114	168
Investment in National Beef Packing Company, LLC	179,556	213,290
Other assets	1	2
Total assets	$278,391	$343,990
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$36	$14
Due to National Beef Packing Company, LLC	1,132	–
Due to other affiliates	25	7
Accrued compensation and benefits	2,667	2,106
Lease obligations	57	54
Other accrued expenses and liabilities	969	1,110
Distributions payable	1	833
Total current liabilities	4,887	4,124
Long-term liabilities:
Lease obligations	57	114
Other liabilities	9,506	7,480
Total long-term liabilities	9,563	7,594
Total liabilities	14,450	11,718

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	263,941	332,272
Total members' capital	263,941	332,272
Total liabilities and members' capital	$278,391	$343,990

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	53 weeks ended	52 weeks ended	52 weeks ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net Sales	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative expenses	7,089	6,220	7,866
Depreciation and amortization	20	12	16
Total costs and expenses	7,109	6,232	7,882
Operating loss	(7,109)	(6,232)	(7,882)
Other income:
Interest income	1,091	11	165
Interest expense	(3)	–	(2)
Equity in income of National Beef Packing Company, LLC	174,670	365,023	199,703
Other, net	710	695	697
Total other income	176,468	365,729	200,563
Net income	$169,359	$359,497	$192,681

Income per unit:
Basic and diluted
Class A units	$23.03	$48.89	$26.20
Class B units	$201.78	$428.32	$229.57

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members'
capital
Balance at December 28, 2019	$202,837
Net income for the year ended December 26, 2020	192,681
Member distributions	(195,276)
Balance at December 26, 2020	$200,242
Net income for the year ended December 25, 2021	359,497
Member distributions	(227,467)
Balance at December 25, 2021	$332,272
Net income for the year ended December 31, 2022	169,359
Member distributions	(237,690)
Balance at December 31, 2022	$263,941

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	53 weeks ended	52 weeks ended	52 weeks ended
	December 31, 2022	December 25, 2021	December 26, 2020
Cash flows from operating activities:
Net income	$169,359	$359,497	$192,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	12	16
Equity in net income of National Beef Packing Company, LLC	(174,670)	(365,023)	(199,703)
Distributions from National Beef Packing Company, LLC	208,404	283,227	199,995
Changes in assets and liabilities:
Accounts Receivable	39	269	(317)
Due from affiliates	(863)	(3)	(14)
Other assets	0	36	31
Accounts payable	22	(3)	(11)
Due to affiliates	1,150	2	(24)
Accrued compensation and benefits	2,587	1,722	2,264
Other accrued expenses and liabilities	(141)	531	(728)
Net cash provided by operating activities	205,907	280,267	194,190
Cash flows from investing activities:
Capital expenditures	(53)	–	(6)
Net cash used in investing activities	(53)	–	(6)
Cash flows from financing activities:
Member distributions	(238,522)	(226,636)	(195,324)
Net cash used in financing activities	(238,522)	(226,636)	(195,324)
Net (decrease) increase in cash	(32,668)	53,631	(1,140)
Cash and cash equivalents at beginning of period	130,400	76,769	77,909
Cash and cash equivalents at end of period	$97,732	$130,400	$76,769
Supplemental cash disclosures:
Cash paid during the period for interest	$3	$–	$–
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$–	$–	$36

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

On December 5, 2011, USPB sold the majority of its membership interests in NBP to Leucadia National Corporation (“Leucadia Transaction”). Following the sale, USPB owned 15.0729% of NBP’s membership interests.

On November 29, 2019, Jefferies Financial Group, Inc. (“Jefferies”, formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The Company files annual reports for each 52 week or 53 week period ended on the last Saturday in December. Fiscal year 2022 was a 53-week year and fiscal years 2021 and 2020 were 52-week years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and December 25, 2021, the Company’s balance sheet reflected Cash and cash equivalents of $97.7 million and $130.4 million, respectively. The cash is invested in CoBank’s overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

The table below summarizes the changes to USPB’s investment in NBP.

	December 31, 2022	December 25, 2021
	(thousands of dollars)
Beginning Investment Balance	$213,290	$131,494
Equity in net income	174,670	365,023
Distributions	(208,404)	(283,227)
Ending Investment Balance	$179,556	$213,290

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of National Beef Packing Company, LLC is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

For fiscal years 2022 and 2021, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a market based approach and resulted in a fair value that exceeded the carrying value. There were no qualitative items that indicated that the quantitative determination was not correct. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 31, 2022 and December 25, 2021.

U.S. Premium Beef, LLC

Notes to Financial Statements

Beginning on January 1, 2023, and annually thereafter, NBP’s minority members, including USPB, are eligible to deliver a put notice to NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A. (NBM).  The put period begins on January 1 and ends on January 31 of each year.  During the put period, a NBP minority member can put to NBM a maximum of one third of the aggregate units owned by such minority member as of February 28, 2019 and a minimum of 20% of the aggregate units owned by the applicable minority member as of February 28, 2019.  USPB’s Board of Directors gave consideration to USPB’s put option in December 2022 and chose to not exercise the put option for the January 2023 put period.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 31, 2022 and December 25, 2021 follows (thousands of dollars):

	December 31, 2022	December 25, 2021
Machinery and equipment	$24	$24
Furniture and fixtures	147	147
Trailers and automotive equipment	95	72
Total property, plant, and equipment, at cost	266	243
Accumulated depreciation	212	222
Property, plant, and equipment, net	$54	$21

Depreciation expense was less than $0.1 million for fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020.

U.S. Premium Beef, LLC

Notes to Financial Statements

Distributions Payable

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in Distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable were less than $0.1 million as of December 31, 2022 and $0.9 million as of December 25, 2021.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 31, 2022 and December 25, 2021, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.9 million and $1.0 million, respectively.

Selling, General, and Administrative

Selling expenses consist primarily of salaries, bonuses, phantom unit option expense, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Noncompetition Payments

The former CEO’s employment agreement provided for him to receive noncompetition payments in connection with the Leucadia Transaction. During fiscal years 2022 and 2021, the former CEO was paid $0.0 million and $0.8 million, respectively, in noncompetition payments.

The current CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of December 31, 2022 and December 25, 2021, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreements. The accrued amounts are included in Other liabilities, respectively, on the balance sheet. The CEO’s employment agreement expires on December 26, 2026.

Business Segments

USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, USPB has one reportable segment.

U.S. Premium Beef, LLC

Notes to Financial Statements

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

Income Per Unit Calculation	53 weeks ended	52 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 31, 2022	December 25, 2021	December 26, 2020

Basic and diluted earnings per unit:
Income attributable to USPB available to
unitholders (numerator)
Class A	$16,936	$35,950	$19,268
Class B	$152,423	$323,547	$173,413

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$23.03	$48.89	$26.20
Class B	$201.78	$428.32	$229.57

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

As of December 31, 2022, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 31, 2022 and December 25, 2021.

(b)       Operating Leases

USPB’s two office leases are accounted for under ASC 842. The Kansas City, MO office lease has a remaining term of approximately 2.1 years. The Dodge City, KS office renewed its office lease in 2020 and has a remaining term of approximately 0.9 years. Neither lease agreement provides for renewals beyond the remaining terms. The monthly lease payment for the Kansas City office is $4,006, subject to annual Consumer Price Index adjustments, which are capped at 3% per year. The monthly lease payment for the Dodge City office is $1,025, which is not subject to adjustment. Both offices are used for general office use only. As of December 31, 2022, the present value of the remaining operating lease payments for the offices equaled $0.1 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was USPB’s incremental borrowing rate adjusted for lease term.

NOTE 4. Employee Options and Benefit Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. The payment to management was reduced by the strike price for both the Class A phantom units and Class B phantom units and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal years 2022 and 2021, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $2.6 million, $1.8 million, and $3.2 million was recognized in fiscal years 2022, 2021, and 2020, respectively.

U.S. Premium Beef, LLC

Notes to Financial Statements

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013. The phantom units became fully vested in January 2018 and remain outstanding at the end of fiscal years 2022 and 2021. Compensation expense of $0.7 million, $0.8 million, and $0.9 million was recognized in fiscal years 2022, 2021, and 2020, respectively.

As of December 31, 2022 and December 25, 2021, the Company had accrued $10.4 million and $7.9 million, respectively, for the management phantom plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

	December 31, 2022	December 25, 2021
	(thousands of dollars)
Current phantom unit	$1,210	$707
Long-term phantom unit	9,202	7,157
Total phantom accrual	$10,412	$7,864

USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 31, 2022 and December 25, 2021, the Company had accrued $1.5 million and $1.4 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.1 million for fiscal years 2022, 2021, and 2020, respectively.

NOTE 5. Other Expense or Income

Other non-operating income, net was $0.7 million for fiscal years 2022, 2021, and 2020, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes.  As a result, its taxable income/loss is passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB.  Such taxes were less than $0.4 million in tax year 2022, and less than $0.2 million in tax years 2021 and 2020.

U.S. Premium Beef, LLC

Notes to Financial Statements

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

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement). Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2022, 2021, and 2020, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2022, 2021, and 2020, USPB’s Class A unitholders and associates provided approximately 23% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

•	Under the Amended Agreement, if NBP acquires or develops new processing (slaughter) facilities, then USPB has a first right to provide 25% of the cattle to the new NBP facility.
•	The purchase price of cattle delivered by USPB Class A unitholders to the Tama, Iowa processing facility shall be no less favorable than any other pricing grid that NBP offers to any other seller of cattle delivering to the Tama, Iowa processing facility or to non-grid cattle with comparable performance.
•	On each anniversary of the Amended Agreement, the term of the Amended Agreement shall be extended for five years from the date of such anniversary, unless either party elects to not extend the term. The Amended Agreement currently extends through June 10, 2026.

NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement.

At December 31, 2022 and December 25, 2021, the Company had receivables of approximately $0.5 million and less than $0.1 million, respectively, due from unitholders and associates. At December 31, 2022, the Company had receivables of approximately $0.4 million due from NBP.

At December 31, 2022 and December 25, 2021, the Company had payables of less than $0.1 million due to unitholders and associates. At December 31, 2022, the Company had payables of approximately $1.1 million due to NBP.

NOTE 8. Legal Proceedings

As of December 25, 2021, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

U.S. Premium Beef, LLC

Notes to Financial Statements

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court, Minnesota District, alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original filings, certain putative class members of the Peterson case have opted out of the matter and are proceeding with eighteen individual direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; and Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  NBP is cooperating with these investigations and is working with the DOJ and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

NBP and one of its subsidiaries are defendants in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court, Colorado District on November 16, 2022, alleging that (i) the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages in violation of federal antitrust laws and (ii) one of NBP’s subsidiaries entered into an employee non-poach agreement with a competitor in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. NBP believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

U.S. Premium Beef, LLC

Notes to Financial Statements

On September 19, 2022, NBP received a grand jury subpoena from the DOJ seeking documents and information regarding the solicitation, recruitment and hiring of employees in the meatpacking industry. NBP cooperated with DOJ and provided the information requested by the grand jury subpoena. NBP was informed by the DOJ on February 17, 2023, that the grand jury investigation has been closed.

NBP is a party to various other lawsuits and claims arising out of the operation of its business. Management of NBP believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

NOTE 9. Subsequent Events

USPB has evaluated subsequent events through the date the financial statements were issued and determined there were no such events to report.

NATIONAL BEEF PACKING COMPANY, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers

National Beef Packing Company, LLC

We have audited the consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, (the “Company”), which comprise the consolidated balance sheets as of December 31, 2022 and December 25, 2021, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital for each of the three fiscal years in the period ended December 31, 2022, and the related notes to the financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2022 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Kansas City, Missouri

February 24, 2023

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$39,308	$109,746
Accounts receivable, less allowance for returns and expected credit losses of $3,075 and $3,223, respectively	298,608	336,071
Due from affiliates	3,835	7,089
Other receivables	5,615	4,655
Inventories	420,149	416,163
Other current assets	64,726	63,222
Total current assets	832,241	936,946
Property, plant and equipment, at cost:
Land and improvements	92,096	88,368
Buildings and improvements	327,099	302,253
Machinery and equipment	701,163	618,855
Trailers and automotive equipment	4,172	3,758
Furniture and fixtures	22,678	19,182
Construction in progress	247,585	164,459
	1,394,793	1,196,875
Less accumulated depreciation	571,864	500,145
Net property, plant and equipment	822,929	696,730
Goodwill	30,634	30,634
Other intangibles, net of accumulated amortization of $511,590 and $462,464, respectively	358,698	407,824
Right of use assets, net of accumulated amortization of $61,394 and $61,498, respectively	65,070	63,932
Other assets	42,199	50,668
Total Assets	$2,151,771	$2,186,734
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$26,048	$1,625
Current portion of right of use liabilities	20,536	23,680
Cattle purchases payable	201,555	135,521
Accounts payable — trade	145,344	147,831
Due to affiliates	5,409	5,037
Accrued compensation and benefits	194,809	366,183
Accrued insurance	11,471	23,545
Other accrued expenses and liabilities	43,987	55,916
Distribution payable	–	350,000
Total current liabilities	649,159	1,109,338
Long-term debt, excluding current installments	299,052	5,027
Long-term portion of right of use liabilities	44,939	41,745
Other liabilities	17,632	19,692
Total liabilities	1,010,782	1,175,802
Commitments and contingencies
Members’ capital:
Members’ capital	1,141,258	1,011,064
Accumulated other comprehensive loss	(269)	(132)
Total members’ capital	1,140,989	1,010,932
Total Liabilities and Members' capital	$2,151,771	$2,186,734

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020
Net sales	$11,876,074	$11,674,676	$9,442,036
Costs and expenses:
Cost of sales	10,475,341	9,031,603	7,911,900
Selling, general and administrative	103,173	94,727	84,781
Depreciation and amortization	124,357	115,471	108,348
Total costs and expenses	10,702,871	9,241,801	8,105,029
Operating income	1,173,203	2,432,875	1,337,007
Other income (expense):
Interest income	167	103	414
Interest expense	(5,650)	(7,766)	(8,751)
Income before taxes	1,167,720	2,425,212	1,328,670
Income tax expense	4,885	3,494	3,759
Net income	$1,162,835	$2,421,718	$1,324,911

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020
Net income	$1,162,835	$2,421,718	$1,324,911
Other comprehensive income (loss):
Foreign currency translation adjustments	(137)	(114)	81
Comprehensive income	$1,162,698	$2,421,604	$1,324,992

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020
Cash flows from operating activities:
Net income	$1,162,835	$2,421,718	$1,324,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,357	115,471	108,348
Provision for returns and doubtful accounts	12,980	14,878	10,144
Deferred income tax provision	497	(243)	–
Loss on disposal of property, plant and equipment	1,438	90	1,082
Amortization of debt issuance costs	822	1,687	1,034
Change in assets and liabilities:
Accounts receivable	24,483	(64,888)	(5,814)
Due from affiliates	3,254	(5,830)	(298)
Other receivables	(960)	1,447	(215)
Inventories	(3,986)	(126,222)	(2,146)
Other assets	6,468	(28,774)	(26,738)
Right of use assets and lease liabilities, net	(1,088)	39	36
Cattle purchases payable	66,034	7,985	11,256
Accounts payable	(4,906)	33,077	15,867
Due to affiliates	372	598	1,677
Accrued compensation and benefits	(171,374)	126,542	87,721
Accrued insurance	(12,074)	1,324	402
Other accrued expenses and liabilities	(13,989)	301	8,910
Net cash provided by operating activities	1,195,163	2,499,200	1,536,177
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(200,782)	(165,307)	(142,724)
Proceeds from sale of property, plant and equipment	382	2,087	1,372
Net cash used in investing activities	(200,400)	(163,220)	(141,352)
Cash flows from financing activities:
Receipts under revolving credit lines	892,000	660,000	537,434
Payments under revolving credit lines	(892,000)	(686,434)	(523,696)
Receipts under reducing revolving credit lines	1,745,000	1,022,000	545,000
Payments under reducing revolving credit lines	(1,425,000)	(1,347,000)	(626,000)
Repayments of other indebtedness/finance leases	(2,420)	(2,256)	(2,619)
Cash paid for financing costs	–	(4,050)	–
Member distributions	(1,382,641)	(1,879,047)	(1,326,850)
Net cash used in financing activities	(1,065,061)	(2,236,787)	(1,396,731)
Effect of exchange rate changes on cash	(140)	(116)	68
Net increase (decrease) in cash	(70,438)	99,077	(1,838)
Cash and cash equivalents at beginning of period	109,746	10,669	12,507
Cash and cash equivalents at end of period	$39,308	$109,746	$10,669
Supplemental disclosures:
Cash paid during the period for interest	$8,310	$7,870	$10,769
Cash paid during the period for taxes	$2,963	$2,365	$1,153
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$3,625	$1,206	$661
Distributions declared but unpaid	$–	$350,000	$–

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 28, 2019	$820,332	$(99)	$820,233
Net income	1,324,911	–	1,324,911
Distributions	(1,326,850)	–	(1,326,850)
Foreign currency translation adjustments	–	81	81
Balance at December 26, 2020	$818,393	$(18)	$818,375
Net income	2,421,718	–	2,421,718
Distributions	(2,229,047)	–	(2,229,047)
Foreign currency translation adjustments	–	(114)	(114
Balance at December 25, 2021	$1,011,064	$(132)	$1,010,932
Net income	1,162,835	–	1,162,835
Distributions	(1,032,641)	–	(1,032,641)
Foreign currency translation adjustments	–	(137)	(137)
Balance at December 31, 2022	$1,141,258	$(269)	$1,140,989

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (the Company) is a Delaware limited liability company.  The Company and its subsidiaries produce and sell meat products to customers in the retail, distribution, food service, international, and further processor channels. The Company also produces and sells by-products, that are derived from its meat processing operations, to customers in various industries.

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and to third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 31, 2022, and December 25, 2021, approximately 57% of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 6).

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2022 was a 53-week fiscal year. Fiscal 2021 and 2020 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

The following table represents the rollforward of the allowance for returns and expected credit losses for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 26, 2020	$(2,540)	$(10,144)	$10,057	$(2,627)
December 25, 2021	$(2,627)	$(14,878)	$14,282	$(3,223)
December 31, 2022	$(3,223)	$(12,980)	$13,128	$(3,075)

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of beef, beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

Inventories at December 31, 2022 and December 25, 2021 consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Dressed and boxed beef products	$319,221	$319,091
Beef by-products	44,473	50,453
Parts, supplies and other	56,455	46,619
Total inventory	$420,149	$416,163

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

Depreciation expense was $75.3 million, $66.4 million and $59.2 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $4.2 million, $1.7 million and $1.9 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property plant, and equipment may not be recoverable during 2022, 2021 or 2020.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of a reporting unit to the reporting unit’s book value to determine if any impairment exists.  Fair values are based on valuation techniques we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on the Company’s goodwill, the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded in the periods presented. Adverse market or economic events could result in impairment charges in future periods.

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2022, 2021 or 2020 related to the Company’s long-lived assets, thus no impairment charge was recorded.

The amounts of other intangible assets are as follows (in thousands):

	Weighted	December 31, 2022
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$254,819
Trade names	20	290,148	148,479
Cattle supply relationships	15	143,600	105,307
Other	6	3,240	2,985
Total intangible assets		$870,288	$511,590

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted	December 25, 2021
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$230,415
Trade names	20	290,148	133,945
Cattle supply relationships	15	143,600	95,733
Other	6	3,240	2,371
Total intangible assets		$870,288	$462,464

For the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 the Company recognized $49.1 million, $49.1 million and $49.1 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 31, 2022, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2023	$48,701
2024	48,445
2025	48,445
2026	48,445
2027	38,872
Thereafter	125,790
Total	$358,698

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution Payable

Distribution payables represent cash distributions to our members that have been declared but not paid as of the end of the period. The distribution was a current liability at December 25, 2021, and paid in fiscal 2022.

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

Foreign Currency Translation

The Company has representative offices located in Tokyo, Japan; Seoul, South Korea; and Hong Kong. The primary activity of these offices is to assist customers with product and order related issues. For these foreign offices, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company.  To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2022, 2021, 2020 and 2019.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 31, 2022 and December 25, 2021, as substantially all debt carries variable interest rates.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $25.7 million, $25.3 million and $23.6 million for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  REVENUE RECOGNITION

The Company generates revenue primarily from customers in the retail, foodservice, international, and other channels. Our revenues primarily result from contracts with customers which are generally short term in nature with the delivery of product as the single performance obligation. We recognize revenue from the sale of the product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. In accordance with ASC 340 Other Assets and Deferred Costs, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Our contracts are generally less than one year, therefore we have elected this practical expedient and have recognized costs paid to obtain contracts as expense when incurred. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.

Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, product returns, and allowances, such as discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts we expect to pay. We base these estimates on current performance, historical utilization, and projected redemption rates of each program. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, we do not grant payment financing terms greater than one year.

Disaggregated Revenue

The following table further disaggregates our sales by major revenue stream for the fiscal years ended (in thousands):

	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020
Beef, pork, & beef by-products	$12,238,662	$12,008,507	$9,664,604
Other	299,729	276,508	272,336
Intercompany	(662,317)	(610,339)	(494,904)
Net Sales	$11,876,074	11,674,676	$9,442,036

Contract Balances

Nearly all of the Company’s contracts with its customers are short-term, defined as less than one year. The Company receives payment from customers based on terms established with the customer. Payments are typically due within seven days of delivery. There are rarely contract assets related to costs incurred to perform in advance of scheduled billings. The Company requires certain customers to pay in advance to avoid collection risk. Revenue contract liabilities relate to payments received in advance of satisfying the performance under the customer contract and are included in Other accrued expenses and liabilities in the consolidated balance sheets.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the contract liability balances during 2022 are as follows (in thousands):

	December 31, 2022	December 25, 2021	Change
Contract liabilities	$18,594	$31,310	$(12,716)

Changes in the contract liability balances during 2021 are as follows (in thousands):

	December 25, 2021	December 26, 2020	Change
Contract liabilities	$31,310	$24,070	$7,240

Substantially all of the contract liability as of December 25, 2021 was recognized in revenue during 2022. The Company expects to recognize substantially all of the current year liability in 2023.

NOTE 4. LEASES

The Company reviews all agreements entered into in order to determine if the contract contains a lease which will be accounted under ASC 842 Leases. Our portfolio of leases primarily consists of machinery, equipment and railcars for our slaughter and fabrication facilities and tractors and trailers for our wholly owned trucking subsidiary, National Carriers. In addition, we lease our corporate headquarters facility and various regional offices.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During our fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020 we recognized rent expense associated with our leases as follows (in thousands):

	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease cost:
Fixed rent expense	$26,865	$28,250	$28,560
Variable rent expense	61	36	26
Finance lease cost:
Amortization of ROU assets	2,326	2,356	2,137
Interest expense	320	404	479
Short-term lease cost	4,642	5,376	4,514

Net lease cost	$34,214	$36,422	$35,716

Lease cost – Cost of sales	29,772	31,153	30,593
Lease cost – SG&A	1,796	2,509	2,507
Lease cost – Depreciation & Amortization	2,326	2,356	2,137
Lease cost – Interest expense	320	404	479
Net lease cost	$34,214	$36,422	$35,716

Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 31, 2022, and December 25, 2021, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

	December 31, 2022	December 25, 2021
Finance lease ROU assets	$5,911	$8,193
Finance lease liabilities:
Current installments of long-term debt	1,858	2,435
Long-term debt	4,345	6,142

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020 we had the following cash and non-cash activities associated with our leases (in thousands):

	December 31, 2022	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,605	$28,580	$28,621
Operating cash flows from finance leases	346	408	485
Financing cash flows from finance leases	2,461	2,247	2,200

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	22,663	12,370	7,676
New finance lease liabilities	46	170	1,145

The future payments due under operating and finance leases as of December 31, 2022 is as follows (in thousands):

	Operating	Finance
Due in:
2023	$22,228	$2,047
2024	16,599	2,188
2025	10,960	2,179
2026	8,056	171
2027	4,965	–
Thereafter	7,772	–
Total	70,580	6,585

Future interest	(5,105)	(381)

Lease liabilities recognized	$65,475	$6,204

As of December 31, 2022, the weighted-average remaining lease term for all operating leases is 3.86 years, while the weighted-average remaining lease term for all finance leases is 3.02 years. As of December 25, 2021, the weighted-average remaining lease term for all operating leases is 3.46 years, while the weighted-average remaining lease term for all finance leases is 3.92 years.

As of December 31, 2022, the weighted-average discount rate associated with operating leases is 3.36%, while the weighted-average discount rate associated with finance leases is 4.23%. As of December 25, 2021, the weighted-average discount rate associated with operating leases is 3.4%, while the weighted-average discount rate associated with finance leases is 4.2%.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 31, 2022, and December 25, 2021, debt consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Short-term debt:
Reducing revolver credit facility (a)	$25,000	$–
Current portion of loan costs (c)	(810)	(810
Current portion of finance lease obligations	1,858	2,435
	26,048	1,625
Long-term debt:
Reducing revolver credit facility (a)	295,000	–
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	–	–
Long-term portion of loan costs (c)	(2,293)	(3,115
Long-term finance lease obligations	4,345	6,142
	299,052	5,027
Total debt	$325,100	$6,652

 ___________________________________

(a) Senior Credit Facilities - In November 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in November 2026. The Debt Agreement includes a $550.0 million reducing revolver loan and a $350.0 million revolving credit facility. The reducing revolver loan commitment decreases by $25.0 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a financial covenant that requires the Company to maintain a minimum tangible net worth; at December 31, 2022, the Company was in compliance with the financial covenant.

At December 31, 2022, the Company’s outstanding debt balance under the Debt Agreement was $320.0 million. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the LIBOR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.5% to 2.75% depending upon certain financial ratios and the rate selected.  As of December 31, 2022 the interest rate on the reducing revolver credit facility was 5.8%.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit. There were letters of credit aggregating $13.9 million outstanding at December 31, 2022.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. On December 31, 2022, after deducting outstanding amounts and issued letters of credit, $285 million of the unused revolving credit facility and $205 million of the reducing revolver commitment was available to the Company.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 17, 2010, NBL entered into various agreements with the city of St. Joseph, Missouri, designed to provide the Company property tax savings.  Under the transaction, the city of St. Joseph issued $12.7 million in bonds due in December 2022, used the proceeds to purchase the equipment within the Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of our term loan under the Debt Agreement.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment remains a component of property, plant and equipment in the Company’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.

Effective April 3, 2020, the Company entered a transaction with the City of Liberal, Kansas, designed to provide property tax savings. Under the transaction, the City purchased certain assets of the Company’s Liberal, Kansas facility (the facility) by issuing federally taxable industrial revenue bonds in an amount not to exceed $65.0 million with a stated maturity of December 31, 2032. The City then leased the assets to the Company under a capital lease with a basic term expiring when any and all principal, redemption premium, and interest on said bonds are redeemed and paid in full. The Company purchased the City’s bonds with proceeds of its loans under the Debt Agreement. Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility remains a component of property, plant and equipment in the Company’s consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement. The total amount of revenue bonds authorized for issuance is $65.0 million.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Debt issuance costs - In conjunction with the Debt Agreement, the Company paid financing charges of approximately $4.1 million which are being amortized over the life of the loan.

Amortization of $0.8 million, $1.7 million and $1.0 million was charged to interest expense during the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 31, 2022, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2023	$26,048
2024	1,243
2025	1,191
2026	294,490
2027	1,128
Thereafter	1,000
Total minimum principal maturities	$325,100

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2022, 2021 and 2020, respectively.  Payments under the commitment will be $0.8 million in fiscal year 2023.

NOTE 6.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $4.4 million, $4.0 million and $2.4 million for the fiscal years 2022, 2021 and 2020, respectively.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which was included in Cost of sales during 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the consolidated balance sheets. The long-term portion of the withdrawal liability is approximately $14.8 million and $15.6 million as of December 31, 2022 and December 25, 2021 and is included in Other liabilities on the consolidated balance sheets.

NOTE 7.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020
Current provision:
Federal	$2,095	$1,158	$1,827
State	2,166	2,475	1,838
Foreign	127	104	94
Total current tax expense	4,388	3,737	3,759
Deferred provision:
Federal	415	(202)	–
State	82	(41)	–
Foreign	–	–	–
Total deferred tax expense	497	(243)	–
Total income tax expense	$4,885	$3,494	$3,759

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with various Marfrig affiliates, and a company affiliated with NBPCo Holdings, which holds an ownership interest in the Company, in the ordinary course of business.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years 2022, 2021 and 2020, the Company had sales and purchases with the following related parties (in thousands):

	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021	52 weeks ended December 26, 2020
Sales to:
Empirical Foods, Inc. (1)	$129,732	$89,894	$46,735
MF Foods USA, LLC (2)	1,869	1,302	820
Total sales to affiliate	$131,601	$91,196	$47,555
Purchases from:
Empirical Foods, Inc. (1)	$9,664	$8,015	$8,653
Marfrig affiliates (3)	72,619	42,903	32,455
Total purchases from affiliate	$82,283	$50,918	$41,108

__________________________________

(1)	Empirical Foods, Inc. (Empirical) is an affiliate of NBPCo Holdings, formerly Beef Products, Inc. (BPI)
(2)	MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)	Marfrig affiliates include Weston Importers, LTD, Establecimientos Colonia, Frigorifico Tacuarem, Inaler SA, and Frigorifico LaCaballada

In January 2007, we entered into an agreement with Empirical for Empirical to manufacture and install a grinding system in one of our plants. In accordance with the agreement with Empirical, we are to pay Empirical a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  We paid approximately $1.5 million during 2022, $1.5 million during 2021 and $1.7 million during fiscal years 2020 to Empirical in technology and support fees.

We are party to a long-term cattle supply agreement with U.S. Premium Beef, LLC (US Premium Beef), a minority owner of the Company.  Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 23% of our cattle requirements under this agreement during each of the fiscal years 2022, 2021 and 2020.

NOTE 9.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 31, 2022 and December 25, 2021.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

The following table presents the fair values regarding derivative instruments not designated as hedging instruments as of December 31, 2022 and December 25, 2021 (in thousands):

	Derivative Asset As of December 31, 2022		Derivative Liability As of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$396	Other accrued expenses and liabilities	$395
Totals		$396		$395

	Derivative Asset As of December 25, 2021		Derivative Liability As of December 25, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,527	Other accrued expenses and liabilities	$494
Totals		$1,527		$494

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the consolidated statement of operations for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 25, 2021	Fiscal Year Ended December 26, 2020
Commodity contracts	Net sales	$7,832	$4,421	$(12,569)
Commodity contracts	Cost of sales	605	(105)	3,376
Totals		$8,437	$4,316	$(9,193)

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in (i) five putative class action lawsuits in the United States District Court, Minnesota District alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Antitrust Cases”).  The Beef Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original filings, certain putative class members of the Peterson case have opted out of the matter and are proceeding with individual direct actions making similar claims, and others may do so in the future. The plaintiffs in the Beef Antitrust Cases generally seek treble damages and other relief under the Sherman Antitrust Act and various state laws or general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest and other damages under the Canadian Competition Act and various provincial laws. Some of Beef Antitrust Cases also allege that the Company violated the Packers & Stockyards Act and the Commodities Exchange Act.  In addition to the Beef Antitrust Cases, the Company is subject to investigations by the United States Department of Justice (the “DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  The Company is cooperating with these investigations and is working with the Department of Justice and the relevant states to provide information requested in connection with the investigations. The Company believes it has meritorious defenses to the claims in the Antitrust Cases and any potential claims that might arise out of these government investigations and intends to defend these matters vigorously. Given these factors and the stages of each of these matters, management believes a loss is not probable and reasonably estimable at this time.

The Company and one of its subsidiaries are also defendants in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court, Colorado District on November 16, 2022, alleging that (i) the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages in violation of federal antitrust laws and (ii) one of the Company’s subsidiaries entered into an employee non-poach agreement with a competitor in violation of federal antitrust laws (the “Wage Rate Case”). The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. The Company believes it has meritorious defenses to the claims in the Wage Rate Case and intends to defend these matters vigorously. Given these factors and the stage of this matter, management believes a loss is not probable and reasonably estimable at this time.

The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through February 24, 2023, the date the consolidated financial statements were available for issuance.

