Form 10-Q
period 2023-03-25
U. S. Premium Beef, LLC
filed 2023-05-04
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2023
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Small Reporting Company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s units are not traded on an exchange or in any public market. As of April 29, 2023, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	March 25, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,317	$97,732
Accounts receivable	–	9
Due from affiliates	1,096	921
Other current assets	22	4
Total current assets	96,435	98,666
Property, plant, and equipment, at cost	266	266
Less accumulated depreciation	217	212
Net property, plant, and equipment	49	54
Right of use assets, net	269	114
Investment in National Beef Packing Company, LLC	187,156	179,556
Other assets	1	1
Total assets	$283,910	$278,391
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$58	$36
Due to National Beef Packing Company, LLC	1,132	1,132
Due to other affiliates	127	25
Accrued compensation and benefits	287	2,667
Lease obligations	51	57
Other accrued expenses and liabilities	991	969
Distributions payable	128	1
Total current liabilities	2,774	4,887
Long-term liabilities:
Lease obligations	218	57
Other liabilities	9,596	9,506
Total long-term liabilities	9,814	9,563
Total liabilities	12,588	14,450

Commitments and contingencies

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	271,322	263,941
Total members' capital	271,322	263,941
Total liabilities and members' capital	$283,910	$278,391

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	12 weeks ended	13 weeks ended
	March 25, 2023	March 26, 2022
	(unaudited)	(unaudited)
Net sales	$–	$–
Costs and expenses:
Cost of sales	–	–
Selling, general, and administrative expenses	1,245	1,677
Depreciation and amortization	5	3
Total costs and expenses	1,250	1,680
Operating loss	(1,250)	(1,680)
Other income:
Interest income	900	3
Equity in income of National Beef Packing Company, LLC	7,600	62,606
Other income, net	131	118
Total other income	8,631	62,727
Net income	$7,381	$61,047

Income per unit:
Basic and diluted
Class A units	$1.00	$8.30
Class B units	$8.79	$72.73

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	12 weeks ended	13 weeks ended
	March 25, 2023	March 26, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$7,381	$61,047
Adjustments to reconcile net income to net cash (use in) provided by operating activities:
Depreciation and amortization	5	3
Equity in net income of National Beef Packing Company, LLC	(7,600)	(62,606)
Distributions from National Beef Packing Company, LLC	–	52,755
Changes in assets and liabilities:
Accounts receivable	9	(125)
Due from affiliates	(175)	(52)
Other assets	(17)	(17)
Accounts payable	22	24
Due to affiliates	102	73
Accrued compensation and benefits	(2,290)	(1,028)
Other accrued expenses and liabilities	148	445
Net cash (used in) provided by operating activities	(2,415)	50,519
Cash flows from financing activities:
Member distributions	–	(119,715)
Net cash used in financing activities	–	(119,715)
Net decrease in cash	(2,415)	(69,196)
Cash and cash equivalents at beginning of period	97,732	130,400
Cash and cash equivalents at end of period	$95,317	$61,204

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), for interim financial information; therefore, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 31, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2) Accounting Policies

Accounting for Investment in NBP. USPB’s 15.0729% investment in National Beef Packing Company, LLC (NBP) is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence but does not have financial or operational control.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 25, 2023, the Company’s balance sheet reflected Cash and cash equivalents of $95.3 million. The cash is invested in the CoBank, ACB (CoBank) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of March 26, 2023, the Company had $0.2 million accrued for accounting related expenses.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of March 25, 2023 and December 31, 2022, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other long-term liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of March 25, 2023 and December 31, 2022, the Company had accrued $9.3 million and $10.4 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	March 25, 2023	December 31, 2022
	(unaudited)
Accrued compensation and benefits	$–	$1,210
Other liabilities	9,288	9,202
Total phantom accrual	$9,288	$10,412

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of March 25, 2023 and December 31, 2022, the Company had accrued $0.3 million and $1.5 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the twelve-week period ended March 25, 2023 and thirteen-week period ended March 26, 2022, 10% of USPB’s net income was allocated to the Class A’s and 90% to the Class B’s. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income Per Unit Calculation	12 weeks ended	13 weeks ended
(thousands of dollars, except unit and per unit data)	March 25, 2023	March 26, 2022
	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$738	$6,105
Class B	$6,643	$54,942

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$1.00	$8.30
Class B	$8.79	$72.73

(6) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the twelve-week period ended March 25, 2023 and thirteen-week period ended March 26, 2022 (unaudited) (thousands of dollars):

Investment at December 31, 2022	$179,556
Equity in net income for twelve-week period	7,600
Distributions	–
Investment at March 25, 2023	$187,156

Investment at December 25, 2021	$213,290
Equity in net income for thirteen-week period	62,606
Distributions	(52,755)
Investment at March 26, 2022	$223,141

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the twelve and thirteen-week periods ended March 25, 2023 and March 26, 2022 (thousands of dollars):

	12 weeks ended	13 weeks ended
	March 25, 2023	March 26, 2022
	(unaudited)	(unaudited)
Net sales	$2,583,524	$3,023,754
Costs and expenses:
Cost of sales	2,472,292	2,554,700
Selling, general, and administrative expenses	24,630	21,371
Depreciation and amortization	29,581	29,436
Total costs and expenses	2,526,503	2,605,507
Operating income	57,021	418,247
Other income (expense):
Interest income	37	27
Interest expense	(4,960)	(1,476)
Income before taxes	52,098	416,798
Income tax expense	(676)	(1,443)
Net income	$51,422	$415,355

As of March 25, 2023, USPB’s balance sheet reflected a $1.1 million payable to National Beef for Connecticut and New Jersey income taxes.

(7) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of March 25, 2023 and December 31, 2022, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.8 million and $0.9 million, respectively.

(8) Long-term Debt and Loan Agreements

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 25, 2023. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

(9) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twelve and thirteen week periods ended March 25, 2023 and March 26, 2022 (unaudited) (thousands of dollars).

Balance at December 31, 2022	$263,941
Net income for the twelve-week period ended March 25, 2023	7,381
Balance at March 25, 2023	$271,322

Balance at December 25, 2021	$332,272
Net income for the thirteen-week period ended March 26, 2022	61,047
Member distributions
Class A ($16.16 per Class A unit)	(11,888)
Class B ($141.64 per Class B unit)	(106,994)
Balance at March 26, 2022	$274,437

(10) Legal Proceedings

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court, Minnesota District, alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original filings, certain putative class members of the Peterson case have opted out of the matter and are proceeding with nineteen individual direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; and Sherwood Food Distributors, L.L.C. et al. vs. Cargill, Inc. et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

(11) Subsequent Events

On March 27, 2023, USPB invested $20 million of its available cash balance in a six month certificate of deposit at CoBank that matures on September 25, 2023.

On April 3, 2023 and April 17, 2023, USPB made distributions totaling $23.8 million to its members. On April 4, 2023, NBP made a $4.3 million distribution to USPB.

USPB has evaluated subsequent events through the date the financial statements were issued and determined there were no such other events to report.

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

Revenues in the twelve-week period ended March 25, 2023, decreased approximately 14.6% in comparison to the thirteen-week period ended March 26, 2022, primarily due to lower production volume as a result of one less week in the quarter, lower average selling prices for many boxed beef and beef by-products and lower carcass weights. Cost of Sales decreased by approximately 3.2% for the twelve-week period ended March 25, 2023, as compared to the thirteen-week period ended March 26, 2022, primarily due to lower production volume and associated costs due to one less week in the period, offset, in part, by significantly higher per head costs for fed cattle.  Lower per unit beef processing margins, along with lower volume, led to a decrease in overall profitability in the 2023 period, as compared to the 2022 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 27% and 25% of its cattle requirements under this agreement during the twelve and thirteen week periods ended March 25, 2023 and March 26, 2022, respectively.

USPB Results of Operations

Twelve-weeks ended March 25, 2023 compared to thirteen-weeks ended March 26, 2022

Net Sales. There were no Net Sales in the twelve-week period ended March 25, 2023 and thirteen week period ended March 26, 2022.

Cost of Sales. There were no Cost of Sales in the twelve-week period ended March 25, 2023 and thirteen week period ended March 26, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.2 million for the twelve-weeks ended March 25, 2023 compared to approximately $1.7 million for the thirteen-weeks ended March 26, 2022, a decrease of approximately $0.5 million. The decrease was primarily the result of lower phantom plan expenses.

Operating Loss. Operating loss was approximately $1.3 million for the twelve-weeks ended March 25, 2023 compared to approximately $1.7 million for the thirteen-weeks ended March 26, 2022.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $7.6 million for the twelve-weeks ended March 25, 2023 compared to $62.6 million for the thirteen-weeks ended March 26, 2022. The decrease in fiscal year 2023 is primarily due to lower gross margins at NBP. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.9 million for the twelve-weeks ended March 25, 2023 compared to approximately $0.0 million for the thirteen-weeks ended March 26, 2022. The increase in fiscal year 2023 is primarily due to higher interest rates.

Other, net. Other income was $0.1 million for the twelve-week period ended March 25, 2023 compared to other income of $0.1 million for the thirteen-week period ended March 26, 2022, respectively. The income in both periods was primarily delivery right lease income.

Net income. Net income was $7.4 million and $61.0 million for the twelve-week period ended March 25, 2023 and thirteen-week period ended March 26, 2022, respectively.

Liquidity and Capital Resources

As of March 25, 2023, we had net working capital (the excess of current assets over current liabilities) of approximately $93.7 million, which included cash and cash equivalents of $95.3 million. As of December 31, 2022, we had net working capital of approximately $93.8 million, which included cash and cash equivalents of $97.7 million. Our primary sources of liquidity for the first quarter of fiscal year 2023 and fiscal year 2022 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of March 25, 2023, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of March 25, 2023.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022.

Operating Activities

Net cash used in operating activities in the twelve weeks ended March 25, 2023 was approximately $2.5 million compared to net cash provided by operating activities of approximately $50.5 million in the thirteen weeks ended March 26, 2022.  The $53.1 million change was primarily due to a $52.8 million decrease in distributions received from NBP.

Financing Activities

Net cash from financing activities was approximately $0.0 million in the twelve weeks ended March 25, 2023 compared to net cash used of approximately $119.7 million in the thirteen weeks ended March 26, 2022. The change was due to a higher level of member distributions made in the thirteen weeks of 2022.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 25, 2023. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 25, 2023, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twelve weeks ended March 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court, Minnesota District, alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original filings, certain putative class members of the Peterson case have opted out of the matter and are proceeding with nineteen individual direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; and Sherwood Food Distributors, L.L.C. et al. vs. Cargill, Inc. et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 31, 2022 to consider those risk factors.

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

Date: May 4, 2023

