Form 10-Q
period 2023-06-24
U. S. Premium Beef, LLC
filed 2023-08-03
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2023
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

The registrant’s units are not traded on an exchange or in any public market. As of July 29, 2023, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	June 24, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,523	$97,732
Certificate of deposit	20,000	–
Accounts receivable	210	9
Due from affiliates	2,409	921
Due from CoBank	212	–
Other current assets	23	4
Total current assets	56,377	98,666
Property, plant, and equipment, at cost	266	266
Less accumulated depreciation	222	212
Net property, plant, and equipment	44	54
Right of use assets, net	256	114
Investment in National Beef Packing Company, LLC	191,397	179,556
Other assets	1	1
Total assets	$248,075	$278,391
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$76	$36
Due to National Beef Packing Company, LLC	–	1,132
Due to other affiliates	30	25
Accrued compensation and benefits	738	2,667
Lease obligations	50	57
Other accrued expenses and liabilities	214	969
Distributions payable	21	1
Total current liabilities	1,129	4,887
Long-term liabilities:
Lease obligations	206	57
Other liabilities	9,620	9,506
Total long-term liabilities	9,826	9,563
Total liabilities	10,955	14,450

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	237,120	263,941
Total members' capital	237,120	263,941
Total liabilities and members' capital	$248,075	$278,391

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13 weeks ended	13 weeks ended	25 weeks ended	26 weeks ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	1,053	1,941	2,298	3,617
Depreciation and amortization	5	6	10	9
Total costs and expenses	1,058	1,947	2,308	3,626
Operating loss	(1,058)	(1,947)	(2,308)	(3,626)
Other income:
Interest income	738	33	1,639	36
Equity in income of National Beef Packing Company, LLC	14,705	52,779	22,305	115,385
Other income, net	185	(151)	315	(34)
Total other income	15,628	52,661	24,259	115,387
Net income	$14,570	$50,714	21,951	$111,761
Income per unit:
Basic and diluted
Class A units	$1.98	$6.90	$2.98	$15.20
Class B units	$17.36	$60.42	$26.15	$133.16
Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	25 weeks ended	26 weeks ended
	June 24, 2023	June 25, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$21,951	$111,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	9
Equity in net income of National Beef Packing Company, LLC	(22,305)	(115,385)
Distributions from National Beef Packing Company, LLC	10,464	135,662
Changes in assets and liabilities:
Accounts receivable	(201)	(396)
Due from affiliates	(1,488)	(1,052)
Due from CoBank	(212)	–
Other assets	(19)	(15)
Accounts payable	40	9
Due to affiliates	(1,127)	(7)
Accrued compensation and benefits	(1,815)	185
Other accrued expenses and liabilities	(755)	626
Net cash provided by operating activities	4,543	131,397
Cash flows from investing activities:
Investment in certificate of deposit	(20,000)	–
Capital expenditures	–	(53)
Net cash used in investing activities	(20,000)	(53)
Cash flows from financing activities:
Member distributions	(48,752)	(185,744)
Net cash used in financing activities	(48,752)	(185,744)
Net decrease in cash	(64,209)	(54,400)
Cash and cash equivalents at beginning of period	97,732	130,400
Cash and cash equivalents at end of period	$33,523	$76,000

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

(2) Accounting Policies

Accounting for Investment in NBP. USPB’s 15.0729% investment in National Beef Packing Company, LLC (NBP) is accounted for using the equity method of accounting because the Company has the ability to exercise significant influence over NBP but does not have financial or operational control.

Operating losses, diminished cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of the investment in NBP. If a decrease in value is deemed other than temporary, the Company would record an impairment charge, which may have an impact on the values of USPB’s Class A and Class B units. NBP’s plants are currently operational and its results of operations are profitable, as reflected in Note 6. As a result, USPB believes the fair value of its investment in NBP exceeds the carrying value.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 24, 2023, the Company’s balance sheet reflected cash and cash equivalents of $33.5 million. The cash is invested in the CoBank, ACB (CoBank) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit: Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. On March 27, 2023, USPB invested $20 million of its available cash balance in a six-month certificate of deposit at CoBank, at a 4.28% interest rate, that matures on September 25, 2023.

Accrued Expenses. The Company accrues expenses that have been incurred but have not been invoiced. As of June 24, 2023, the Company had accrued $0.1 million for accounting related expenses.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of June 24, 2023 and December 31, 2022, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other long-term liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 24, 2023 and December 31, 2022, the Company had accrued $9.5 million and $10.4 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	June 24, 2023	December 31, 2022
	(unaudited)
Accrued compensation and benefits	$166	$1,210
Other liabilities	9,310	9,202
Total phantom accrual	$9,476	$10,412

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 24, 2023 and December 31, 2022, the Company had accrued $0.6 million and $1.5 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and allocating the remainder to Class B units. For the quarterly and year-to-date periods ended June 24, 2023 and June 25, 2022, respectively, 10% of USPB’s net income was allocated to the Class A units and 90% to the Class B units. The net income allocated to the Class A units and Class B units were then divided by the weighted-average number of Class A units and Class B units outstanding for the period to determine the basic EPU for each respective unit class.

Diluted EPU reflects the potential dilution that could occur if any securities or contracts to issue Class A units or Class B units were exercised. There are no such securities or rights outstanding.

Income Per Unit Calculation	13 weeks ended	13 weeks ended	25 weeks ended	26 weeks ended
(thousands of dollars, except unit and per unit data)	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$1,457	$5,071	$2,195	$11,176
Class B	$13,113	$45,643	$19,756	$100,585

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$1.98	$6.90	$2.98	$15.20
Class B	$17.36	$60.42	$26.15	$133.16

(6) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting because the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the quarterly and year-to-date periods ended June 24, 2023 and June 25, 2022 (unaudited) (thousands of dollars):

Investment at December 31, 2022	$179,556
Equity in net income for twelve-week period	7,600
Distributions	–
Investment at March 25, 2023	$187,156
Equity in net income for thirteen-week period	14,705
Distributions	(10,464)
Investment at June 24, 2023	$191,397

Investment at December 25, 2021	$213,290
Equity in net income for thirteen-week period	62,606
Distributions	(52,755)
Investment at March 26, 2022	$223,141
Equity in net income for thirteen-week period	52,779
Distributions	(82,907)
Investment at June 25, 2022	$193,013

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the quarterly and year-to-date periods ended June 24, 2023 and June 25, 2022 (thousands of dollars):

	13 weeks ended	13 weeks ended	25 weeks ended	26 weeks ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,938,577	$2,949,870	$5,522,101	$5,973,624
Costs and expenses:
Cost of sales	2,772,070	2,540,322	5,244,363	5,095,022
Selling, general, and administrative expenses	27,460	23,849	52,089	45,220
Depreciation and amortization	32,976	29,873	62,557	59,309
Total costs and expenses	2,832,506	2,594,044	5,359,009	5,199,551
Operating income	106,071	355,826	163,092	774,073
Other income (expense):
Interest income	5	40	42	67
Interest expense	(6,200)	(2,212)	(11,160)	(3,688)
Income before taxes	99,876	353,654	151,974	770,452
Income tax expense	(1,320)	(1,497)	(1,996)	(2,940)
Net income	$98,556	$352,157	$149,978	$767,512

As of June 24, 2023, USPB’s balance sheet reflected a $2.4 million receivable from affiliates, of which $1.9 million receivable from NBP for Connecticut, New Jersey and Iowa income taxes. The balance relates to amounts due from USPB members.

(7) Income Taxes

Because the Company is a limited liability company taxed as a partnership, taxes are not assessed at the Company level and the results of operations are included in the taxable income of individual members.

USPB nonetheless is required to withhold state income taxes from the cash distributions it makes to it members. As of June 24, 2023 and December 31, 2022, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.1 million and $0.9 million, respectively.

(8) Long-term Debt and Loan Agreements

On July 13, 2020, USPB and CoBank entered into a Credit Agreement, an Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 24, 2023. The Promissory Note defines Interest as equal to the One-Month LIBOR Index Rate or if LIBOR quotes are no longer available, CoBank will replace the LIBOR Index Rate with a replacement benchmark rate. The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

(9) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen and twenty-five week periods ended June 24, 2023 and thirteen and twenty-six week periods June 25, 2022 (unaudited) (thousands of dollars).

Balance at December 31, 2022	$263,941
Net income for the twelve-week period ended March 25, 2023	7,381
Balance at March 25, 2023	$271,322
Net income for the thirteen-week period ended June 24, 2023	14,570
Member distributions
Class A ($6.56 per Class A unit)	(4,877)
Class B ($58.17 per Class B unit)	(43,895)
Balance at June 24, 2023	$237,120

Balance at December 25, 2021	$332,272
Net income for the thirteen-week period ended March 26, 2022	61,047
Member distributions
Class A ($16.16 per Class A unit)	(11,888)
Class B ($141.64 per Class B unit)	(106,994)
Balance at March 26, 2022	$274,437
Net income for the thirteen-week period ended June 25, 2022	50,714
Member distributions
Class A ($9.03 per Class A unit)	(6,638)
Class B ($79.10 per Class B unit)	(59,752)
Balance at June 25, 2022	$258,761

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

In addition to the above antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets. NBP is cooperating with these investigations and is working with the DOJ and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

(11) Subsequent Events

On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement).

On June 30, 2023, NBP made a $20.8 million distribution to USPB.

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

Overview

USPB provides an integrated cattle production, processing and marketing system for the benefit of our unitholders and associates. As the basis of that system, our Class A unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per delivery year basis) to deliver cattle to USPB pursuant to a Uniform Cattle Delivery and Marketing Agreement. USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

USPB and NBP are parties to a First Amended and Restated Cattle Purchase and Sale Agreement June 10, 2019. Under this agreement, NBP must purchase through us from our owners and associates, and we must sell and deliver from our owners and associates to NBP, a base amount of head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 26% and 25% of its cattle requirements under this agreement during the twenty-five and twenty-six week periods ended June 24, 2023 and June 25, 2022, respectively.

USPB’s results of operation depend substantially on the operations of NBP, in which we hold a 15.0729% interest. Our fiscal year ends on the last Saturday in December, which results in a 52-53 week year.

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

NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and the demand for beef and beef by-products. Its profitability is dependent, in large part, on the spread between its cost for fed cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and dynamic commodity market and does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.

NBP’s revenues in the thirteen-week period ended June 24, 2023 decreased approximately 0.4% compared to the same period in 2022. Cost of Sales increased by approximately 9.1% for the thirteen-week period ended June 24, 2023, compared to the same period in 2022, primarily due to higher fed cattle prices. Lower per unit beef processing margins along with a decrease in volume led to a decrease in overall profitability in the 2023 period, compared to the 2022 period.

NBP’s revenues in the twenty-five-week period ended June 24, 2023 decreased approximately 7.6% compared to the twenty-six-week period ending June 25,2022. Cost of Sales increased by approximately 2.9% for the twenty-five-week period ended June 24, 2023, compared to the twenty-six week period ending June 25, 2021, primarily due to higher fed cattle prices offset, in part, by lower volume and one less week in the period. Lower per unit beef processing margins, along with a decrease in volume, led to a decrease in overall profitability in the 2023 period, compared to the 2022 period.

USPB Results of Operations

Thirteen-weeks ended June 24, 2023 compared to thirteen-weeks ended June 25, 2022

Net Sales. There were no Net Sales in the thirteen-week period ended June 24, 2023 and thirteen-week period ended June 25, 2022.

Cost of Sales. There were no Cost of Sales in the thirteen-week period ended June 24, 2023 and thirteen week-period ended June 25, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the thirteen-weeks ended June 24, 2023 compared to approximately $1.9 million for the thirteen-weeks ended June 25, 2022, a decrease of approximately $0.8 million. The decrease was primarily the result of lower phantom plan expenses.

Operating Loss. Operating loss was approximately $1.1--- million for the thirteen-weeks ended June 24, 2023 compared to approximately $1.9 million for the thirteen-weeks ended June 25, 2022.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $14.7 million for the thirteen-weeks ended June 24, 2023 compared to $52.8 million for the thirteen-weeks ended June 25, 2022. The decrease is primarily due to lower per unit beef processing margins along with a decrease in volume, as compared to the 2022 period.

Interest Income. Interest income was $0.7 million for the thirteen-weeks ended June 24, 2023 compared to approximately $0.0 million for the thirteen-weeks ended June 25, 2022. The increase in fiscal year 2023 was due to higher interest rates.

Other, net. Other income was $0.2 million for the thirteen-week period ended June 24, 2023 compared to other loss of $0.2 million for the thirteen-week period ended June 25, 2022. The change was the result of higher delivery right lease income and lower state and local taxes in the 2023 period.

Net income. Net income was $14.6 million and $50.7 million for the thirteen-week period ended June 24, 2023 and thirteen-week period ended June 25, 2022, respectively. The decrease was primarily for the same reasons that caused the decrease in net income of NBP.

Twenty-five weeks ended June 24, 2023 compared to twenty-six weeks ended June 25, 2022

Net Sales. There were no Net Sales in the twenty-five and twenty-six weeks periods ended June 24, 2023 and June 25, 2022, respectively.

Cost of Sales. There were no Cost of Sales in the twenty-five and twenty-six weeks periods ended June 24, 2023 and June 25, 2022, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.3 million for the twenty-five weeks ended June 24, 2023 compared to approximately $3.6 million for the twenty-six weeks ended June 25, 2022, a decrease of approximately $1.3 million. The decrease was primarily the result of lower phantom plan expenses.

Operating Loss. Operating loss was approximately $2.3 million for the twenty-five weeks ended June 24, 2023 compared to approximately $3.6 million for the twenty-six weeks ended June 25, 2022.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $22.3 million for the twenty-five weeks ended June 24, 2023 compared to $115.4 million for the twenty-six weeks ended June 25, 2022. The decrease is primarily due to lower per unit beef processing margins along with a decrease in volume, as compared to the 2022 period.

Interest Income. Interest income was $1.6 million for the twenty-five weeks ended June 24, 2023 compared to $0.0 million for the twenty-six weeks ended June 25, 2022.

Other, net. Other income was $0.3 million compared to $0.0 million for the twenty-five and twenty-six weeks periods ended June 24, 2023 and June 25, 2022, respectively. The change from the prior period was due to higher delivery right lease income and lower state and local taxes.

Net income. Net income was $22.0 million and $111.8 million for the twenty-five and twenty-six weeks periods ended June 24, 2023 and June 25, 2022, respectively. The decrease was primarily for the same reasons that caused the decrease in net income of NBP.

Liquidity and Capital Resources

As of June 24, 2023, we had net working capital (the excess of current assets over current liabilities) of approximately $55.2 million, which included cash and cash equivalents of $33.5 million. As of December 31, 2022, we had net working capital of approximately $93.8 million, which included cash and cash equivalents of $97.7 million. Our primary sources of liquidity for the first two quarters of fiscal years 2023 and 2022 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of June 24, 2023, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of June 24, 2023.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022.

Operating Activities

Net cash provided by operating activities in the twenty-five weeks ended June 24, 2023 was approximately $4.5 million compared to net cash provided by operating activities of approximately $131.4 million in the twenty-six weeks ended June 25, 2022. The $126.9 million change was primarily due to a $125.2 million decrease in distributions received from NBP.

Investing Activities

Net cash from investing activities was approximately $20.0 million in the twenty-five weeks ended June 24, 2023 compared to $0.0 in the twenty-six weeks ended June 25, 2022. The change was due to an investment in a certificate of deposit in the twenty-five weeks of 2023.

Financing Activities

Net cash from financing activities was approximately $48.8 million in the twenty-five weeks ended June 24, 2023 compared to net cash used of approximately $185.7 million in the twenty-six weeks ended June 25, 2022. The change was due to a lower level of member distributions made in the twenty-five weeks of 2023.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million Revolving Term Commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 24, 2023. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide tor an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement).The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 24, 2023, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Each quarter, we evaluate the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twenty-five weeks ended June 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

In addition to the above antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets. NBP is cooperating with these investigations and is working with the DOJ and the relevant states to provide information requested in connection with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.2	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).
10.1

Amendment to the Amended and Restated Revolving Term Promissory Note Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 10, 2023 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 10, 2023).

10.2

Amendment to the Amended and Restated U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy, executed March 17, 2023 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on March 17, 2023).

10.3	Amendment to the U.S. Premium Beef, LLC Agreement executed March 3, 2023 (incorporated herein by reference to Exhibit 3.2(d) to Form 8-K (File No. 333-115164) filed with the SEC on March 3, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: August 3, 2023

