Form 10-Q
period 2023-09-30
U. S. Premium Beef, LLC
filed 2023-11-13
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The registrant’s units are not traded on an exchange or in any public market. As of October 28, 2023, there were 735,385 Class A units and 755,385 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “USPB”, “the Company”, “we”, “our”, and “us” refer to U.S. Premium Beef, LLC. As used in this report, the terms “NBP” and “National Beef” refer to National Beef Packing Company, LLC, a Delaware limited liability company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. Premium Beef, LLC

Balance Sheets

(thousands of dollars, except unit information)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,849	$97,732
Accounts receivable	168	9
Due from members and associates	2,061	921
Other current assets	15	4
Total current assets	78,093	98,666
Property, plant, and equipment, at cost	265	266
Less accumulated depreciation	226	212
Net property, plant, and equipment	39	54
Right of use assets, net	243	115
Investment in National Beef Packing Company, LLC	181,344	179,556
Total assets	$259,719	$278,391
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$11	$36
Due to National Beef Packing Company, LLC	–	1,132
Due to members and associates	56	25
Accrued compensation and benefits	995	2,667
Lease obligations	48	57
Other accrued expenses and liabilities	231	969
Distributions payable	–	1
Total current liabilities	1,341	4,887
Long-term liabilities:
Lease obligations	194	57
Other liabilities	9,726	9,506
Total long-term liabilities	9,920	9,563
Total liabilities	11,261	14,450

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	248,458	263,941
Total members' capital	248,458	263,941
Total liabilities and members' capital	$259,719	$278,391

See accompanying notes to financial statements.

U.S. Premium Beef, LLC

Statements of Operations

(thousands of dollars, except unit and per unit information)

	14 weeks ended	13 weeks ended	39 weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	843	2,019	3,141	5,637
Depreciation and amortization	5	6	15	14
Total costs and expenses	848	2,025	3,156	5,651
Operating loss	(848)	(2,025)	(3,156)	(5,651)
Other income:
Interest income	847	295	2,485	331
Equity in income of National Beef Packing Company, LLC	14,755	44,509	37,060	159,894
Other income, net	200	345	516	311
Total other income	15,802	45,149	40,061	160,536
Net income	$14,954	$43,124	$36,905	$154,885

Income per unit:
Basic and diluted
Class A units	$2.03	$5.86	$5.02	$21.06
Class B units	$17.82	$51.38	$43.97	$184.54

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. Premium Beef, LLC

Statements of Cash Flows

(thousands of dollars)

	39 weeks ended	39 weeks ended
	September 30, 2023	September 24, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$36,905	$154,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	14
Equity in net income of National Beef Packing Company, LLC	(37,060)	(159,894)
Distributions from National Beef Packing Company, LLC	35,271	162,980
Changes in assets and liabilities:
Accounts receivable	(159)	39
Due from affiliates	(1,140)	(603)
Other assets	(12)	(9)
Accounts payable	(25)	2
Due to affiliates	(1,101)	1,146
Accrued compensation and benefits	(1,452)	1,786
Other accrued expenses and liabilities	(737)	(392)
Net cash provided by operating activities	30,505	159,954
Cash flows from investing activities:
Investment in certificate of deposit	20,000	–
Redemption of certificate of deposit	(20,000)	–
Capital expenditures	–	(52)
Net cash used in investing activities	–	(52)
Cash flows from financing activities:
Member distributions	(52,388)	(195,241)
Net cash used in financing activities	(52,388)	(195,241)
Net decrease in cash	(21,883)	(35,339)
Cash and cash equivalents at beginning of period	97,732	130,400
Cash and cash equivalents at end of period	$75,849	$95,061

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023, the Company’s balance sheet reflected cash and cash equivalents of $75.8 million. The cash is invested in the CoBank, ACB (CoBank) overnight investment account and can be withdrawn at any time. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit: Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. On March 27, 2023, USPB invested $20 million of its available cash balance in a six-month certificate of deposit at CoBank, at a 4.28% interest rate, that matured on September 25, 2023.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of September 30, 2023 and December 31, 2022, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of September 30, 2023 and December 31, 2022, the Company had accrued $9.6 million and $10.4 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	September 30, 2023	December 31, 2022
	(unaudited)
Accrued compensation and benefits	$166	$1,210
Other liabilities	9,398	9,202
Total phantom accrual	$9,564	$10,412

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of September 30, 2023 and December 31, 2022, the Company had accrued $0.8 million and $1.5 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to unitholders based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and allocating the remainder to Class B units. For the quarterly and year-to-date periods ended September 30, 2023 and September 24, 2022, respectively, 10% of USPB’s net income was allocated to the Class A units and 90% to the Class B units. The net income allocated to the Class A units and Class B units were then divided by the weighted-average number of Class A units and Class B units outstanding for the period to determine the basic EPU for each respective unit class.

Diluted EPU reflects the potential dilution that could occur if any securities or contracts to issue Class A units or Class B units were exercised. There are no such securities or rights outstanding.

Income Per Unit Calculation	14 weeks ended	13 weeks ended	39 weeks ended
(thousands of dollars, except unit and per unit data)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings per unit:

Income attributable to USPB available to unitholders (numerator)
Class A	$1,495	$4,312	$3,691	$15,489
Class B	$13,459	$38,812	$33,214	$139,396

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$2.03	$5.86	$5.02	$21.06
Class B	$17.82	$51.38	$43.97	$184.54

(6) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting because the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the fourteen and thirty-nine week periods ended September 30, 2023 and thirteen and thirty-nine week periods ended September 24, 2022 (unaudited) (thousands of dollars):

Investment at December 31, 2022	$179,556
Equity in net income for twelve-week period	7,600
Distributions	–
Investment at March 25, 2023	187,156
Equity in net income for thirteen-week period	14,705
Distributions	(10,464)
Investment at June 24, 2023	191,397
Equity in net income for fourteen-week period	14,755
Distributions	(24,808)
Investment at September 30, 2023	$181,344

Investment at December 25, 2021	$213,290
Equity in net income for thirteen-week period	62,606
Distributions	(52,755)
Investment at March 26, 2022	223,141
Equity in net income for thirteen-week period	52,779
Distributions	(82,907)
Investment at June 25, 2022	193,013
Equity in net income for thirteen-week period	44,509
Distributions	(27,318)
Investment at September 24, 2022	$210,204

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the quarterly and year-to-date periods ended September 30, 2023 and September 24, 2022 (thousands of dollars):

	14 weeks ended	13 weeks ended	39 weeks ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,374,888	$2,846,156	$8,896,989	$8,819,780
Costs and expenses:
Cost of sales	3,208,887	2,492,127	8,453,249	7,587,149
Selling, general, and administrative expenses	23,232	24,408	75,323	69,628
Depreciation and amortization	36,278	30,945	98,835	90,254
Total costs and expenses	3,268,397	2,547,480	8,627,407	7,747,031
Operating income	106,491	298,676	269,582	1,072,749
Other income (expense):
Interest income	4	23	47	90
Interest expense	(8,105)	(1,121)	(19,266)	(4,809)
Income before taxes	98,390	297,578	250,363	1,068,030
Income tax expense	504	(1,285)	(1,491)	(4,225)
Net income	$98,894	$296,293	$248,872	$1,063,805

As of September 30, 2023 and December 31, 2022, USPB’s balance sheet reflected receivables from affiliates of $2.1 million, which included $1.9 million due from NBP for Connecticut, New Jersey and Iowa income taxes, and $0.9 million, respectively. The balance relates to amounts due from USPB members for state income taxes. The balance sheet also reflects amounts due to members and associates for leasing delivery rights to other cattle deliverers.

(7) Income Taxes

Because the Company is a limited liability company taxed as a partnership, taxes are not assessed at the Company level and the results of operations are included in the taxable income of individual members.

USPB nonetheless is required to withhold state income taxes from the cash distributions it makes to its members. As of September 30, 2023 and December 31, 2022, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.2 million and $0.9 million, respectively.

(8) Long-term Debt and Loan Agreements

On July 13, 2020, USPB and CoBank entered into a Credit Agreement, an Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of September 30, 2023. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

(9) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the fourteen and thirty-nine week periods ended September 30, 2023 and the thirteen and thirty-nine week periods ended September 24, 2022 (unaudited) (thousands of dollars).

Balance at December 31, 2022	$263,941
Net income for the twelve-week period ended March 25, 2023	7,381
Balance at March 25, 2023	271,322
Net income for the thirteen-week period ended June 24, 2023	14,570
Member distributions
Class A ($6.56 per Class A unit)	(4,877)
Class B ($58.17 per Class B unit)	(43,895)
Balance at June 24, 2023	237,120
Net income for the fourteen-week period ended September 30, 2023	14,954
Member distributions
Class A ($0.49 per Class A unit)	(362)
Class B ($4.31 per Class B unit)	(3,254)
Balance at September 30, 2023	$248,458

Balance at December 25, 2021	$332,272
Net income for the thirteen-week period ended March 26, 2022	61,047
Member distributions
Class A ($16.16 per Class A unit)	(11,888)
Class B ($141.64 per Class B unit)	(106,994)
Balance at March 26, 2022	274,437
Net income for the thirteen-week period ended June 25, 2022	50,714
Member distributions
Class A ($9.03 per Class A unit)	(6,638)
Class B ($79.10 per Class B unit)	(59,752)
Balance at June 25, 2022	258,761
Net income for the thirteen-week period ended September 24, 2022	43,124
Member distributions
Class A ($1.25 per Class A unit)	(917)
Class B ($10.93 per Class B unit)	(8,258)
Balance at September 24, 2022	$292,710

(10) Legal Proceedings

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court, Minnesota District, alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”). The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. Since the original filings, certain putative class members of the Peterson case have opted out of the matter and are proceeding with 23 individual direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, L.L.C. et al. vs. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York; ALDI Inc vs Cargill, Inc,. et al, which as filed originally on August 22, 2023 in the United States District Court, Northern District of Illinois; Quirch Foods, LLC v. Cargill, Inc., et al, which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc. v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the Western District of North Carolina; and Conagra Brands, Inc. v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court, Colorado District on November 16, 2022, alleging that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. NBP believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

Overview

USPB provides an integrated cattle production, processing and marketing system for the benefit of our unitholders and associates. As the basis of that system, our Class A unitholders have a guaranteed right plus an obligation (on a one head per Class A unit per delivery year basis) to deliver cattle to USPB pursuant to a Uniform Cattle Delivery and Marketing Agreement. USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies to improve product quality and enhance producer returns.

USPB and NBP are parties to a First Amended and Restated Cattle Purchase and Sale Agreement June 10, 2019. Under this agreement, NBP must purchase through us from our Class A Members and associates, and we must sell and deliver from our Class A Members and associates to NBP, a base amount of head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 26% and 24% of its cattle requirements under this agreement during the thirty-nine week periods ended September 30, 2023 and September 24, 2022, respectively.

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

NBP’s revenues in the fourteen-week period ended September 30, 2023 increased approximately 18.6% compared to the thirteen-week period ending September 24, 2022. Cost of Sales increased by approximately 28.8% for the fourteen-week period ended September 30, 2023, compared to the thirteen-week period ended September 24, 2022, primarily due to higher fed cattle prices and the extra week of operations in the 2023 period. Lower per unit beef processing margins led to a decrease in overall profitability in the 2023 period, compared to the 2022 period.

NBP’s revenues in the thirty-nine-week period ended September 30, 2023 increase approximately 0.9% compared to the thirty-nine-week period ending September 24, 2022. Cost of Sales increased by approximately 11.4% for the thirty-nine-week period ended September 30, 2023, compared to the thirty-nine-week period ending September 24, 2022, primarily due to higher fed cattle prices offset, in part, by lower volume and reduced incentive expense. Lower per unit beef processing margins, along with a decrease in volume, led to a decrease in overall profitability in the 2023 period, compared to the 2022 period.

USPB Results of Operations

Fourteen-weeks ended September 30, 2023 compared to thirteen-weeks ended September 24, 2022

Net Sales. There were no Net Sales in the fourteen-week period ended September 30, 2023 and thirteen-week period ended September 24, 2022.

Cost of Sales. There were no Cost of Sales in the fourteen-week period ended September 30, 2023 and thirteen-week-period ended September 24, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were approximately $0.8 million for the fourteen-weeks ended September 30, 2023 compared to approximately $2.0 million for the thirteen-weeks ended September 24, 2022, a decrease of approximately $1.2 million. The decrease was primarily the result of lower phantom plan and bonus expenses.

Operating Loss. Operating loss was approximately $0.8 million for the fourteen-weeks ended September 30, 2023 compared to approximately $2.0 million for the thirteen-weeks ended September 24, 2022, primarily due to reduced SG&A expenses in the 2023 period.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $14.8 million for the fourteen-weeks ended September 30, 2023 compared to $44.5 million for the thirteen-weeks ended September 24, 2022. The decrease was primarily due to lower per unit beef processing margins along with a decrease in volume, as compared to the 2022 period.

Interest Income. Interest income was $0.8 million for the fourteen-weeks ended September 30, 2023 compared to approximately $0.3 million for the thirteen-weeks ended September 24, 2022. The increase in fiscal year 2023 was due to higher interest rates on USPB’s overnight investment account and an investment in a certificate of deposit at CoBank.

Other, net. Other income was $0.2 million for the fourteen-week period ended September 30, 2023 compared to other income of $0.3 million for the thirteen-week period ended September 24, 2022. The change was the result of higher state and local taxes in the 2023 period.

Net income. Net income was $15.0 million and $43.1 million for the fourteen-week period ended September 30, 2023 and thirteen-week period ended September 24, 2022, respectively. The decrease was primarily due to lower per unit beef processing margins along with a decrease in volume, as compared to the 2022 period.

Thirty-nine weeks ended September 30, 2023 compared to thirty-nine weeks ended September 24, 2022

Net Sales. There were no Net Sales in the thirty-nine weeks periods ended September 30, 2023 and September 24, 2022, respectively.

Cost of Sales. There were no Cost of Sales in the thirty-nine weeks periods ended September 30, 2023 and September 24, 2022, respectively.

Selling, General and Administrative Expenses. SG&A expenses were approximately $3.1 million for the thirty-nine weeks ended September 30, 2023 compared to approximately $5.6 million for the thirty-nine weeks ended September 24, 2022, a decrease of approximately $2.5 million. The decrease was primarily the result of lower phantom plan expenses.

Operating Loss. Operating loss was approximately $3.2 million for the thirty-nine weeks ended September 30, 2023 compared to approximately $5.7 million for the thirty-nine weeks ended September 24, 2022.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $37.1 million for the thirty-nine weeks ended September 30, 2023 compared to $159.9 million for the thirty-nine weeks ended September 24, 2022. The decrease was primarily due to lower per unit beef processing margins along with a decrease in volume, as compared to the 2022 period.

Interest Income. Interest income was $2.5 million for the thirty-nine weeks ended September 30, 2023 compared to $0.3 million for the thirty-nine weeks ended September 24, 2022. The increase in fiscal year 2023 was due to higher interest rates on USPB’s overnight investment account and an investment in a certificate of deposit at CoBank.

Other, net. Other income was $0.5 million compared to $0.3 million for the thirty-nine weeks periods ended September 30, 2023 and September 24, 2022, respectively. The change from the prior period was primarily due to higher delivery right lease income.

Net income. Net income was $36.9 million and $154.9 million for the thirty-nine week periods ended September 30, 2023 and September 24, 2022, respectively. The decrease was primarily for the same reasons that caused the decrease in net income of NBP.

Liquidity and Capital Resources

As of September 30, 2023, we had net working capital (the excess of current assets over current liabilities) of approximately $76.8 million, which included cash and cash equivalents of $75.8 million. As of December 31, 2022, we had net working capital of approximately $93.8 million, which included cash and cash equivalents of $97.7 million. Our primary sources of liquidity for the first three quarters of fiscal years 2023 and 2022 were cash and available borrowings under our Credit Agreement with CoBank.

As of September 30, 2023, we had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under Credit Agreement as of September 30, 2023.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2022.

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended September 30, 2023 was approximately $30.5 million compared to net cash provided by operating activities of approximately $160.0 million in the thirty-nine weeks ended September 24, 2022. The $129.5 million change was primarily due to a decrease in distributions received from NBP.

Investing Activities

Net cash from investing activities was $0.0 million in the thirty-nine weeks ended September 30, 2023 compared to $0.1 in the thirty-nine weeks ended September 24, 2022.

Financing Activities

Net cash from financing activities was approximately $52.4 million in the thirty-nine weeks ended September 30, 2023 compared to net cash used of approximately $195.2 million in the thirty-nine weeks ended September 24, 2022. The change was due to a lower level of member distributions made in the thirty-nine weeks of 2023.

Credit Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provides for a $1.0 million revolving term commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of September 30, 2023. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As September 30, 2023, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Each quarter, we evaluate the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court, Minnesota District, alleging that it violated the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec, Montreal District, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”). The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. Since the original filings, certain putative class members of the Peterson case have opted out of the matter and are proceeding with 23 individual direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, L.L.C. et al. vs. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York; ALDI Inc vs Cargill, Inc,. et al, which as filed originally on August 22, 2023 in the United States District Court, Northern District of Illinois; Quirch Foods, LLC v. Cargill, Inc., et al, which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc. v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the Western District of North Carolina; and Conagra Brands, Inc. v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court, Colorado District on November 16, 2022, alleging that the defendants directly and through a wage survey and benchmarking service exchanged information regarding labor rates in an effort to depress and fix the rates of wages in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, punitive damages, restitution, and pre- and post-judgment interest, as well as declaratory and injunctive relief. NBP believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.2	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012). Amendment to Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, effective March 1, 2023 (incorporated herein by reference to Exhibit 3.2(d) to Form 8-K (File N. 333-115164) filed with the SEC on March 3, 2023.
3.3	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of November 10, 2023 (filed herewith).
10.1	Amendment to the Amended and Restated Revolving Term Promissory Note Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 10, 2023 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 10, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: November 13, 2023

