Form 10-K
period 2023-12-30
U. S. Premium Beef, LLC
filed 2024-03-11
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 24, 2024, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

We believe the primary advantage of USPB’s ownership in NBP is USPB’s ability to provide NBP with a consistent supply of quality beef from a known source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef® product line being an example in the beef industry.

Company Background

USPB was originally organized as a tax-exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC (NBP). In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 19.2 million head of cattle to NBP for processing since it commenced deliveries.

On August 6, 2003, USPB became the majority owner in NBP.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia Transaction). The Purchase Agreement provided for Leucadia National Corporation to purchase 56.2415% of the membership interests in NBP (National Interests) from the Company for approximately $646.8 million. The Leucadia Transaction closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

On November 29, 2019, Jefferies Financial Group, Inc. (Jefferies, formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in National Beef remained at 15.0729%.

Employees

USPB has seven employees as of December 30, 2023. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

Pursuant to the Delivery Agreement, payment for cattle is based on the individual carcass quality of cattle delivered. As a limited liability company, allocations of profits and losses and potential distributions are not tied to cattle delivery, but rather to the number of Class A and Class B units held and the respective rights of those units.

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,200 employees at December 30, 2023 and generated total revenues of $11.9 billion in 2023.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and service revenues generated by National Carriers, Inc., a wholly owned subsidiary that is one of the largest refrigerated and livestock carrier operations in the U.S. and transports products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

Revenues in 2023 increased approximately 1% in comparison to 2022, primarily due to an increase in selling price per unit, offset, in part, by lower volume. Fiscal year 2023 included 52 weeks of activity while Fiscal year 2022 included 53 weeks. Cost of sales increased by approximately 9% in 2023 as compared to 2022. The increase was driven by higher cattle prices. Reduced volume and a decline in gross margin per head resulted in lower profitability in 2023 as compared to 2022.

Revenues in 2022 increased approximately 2% in comparison to 2021, primarily due to an increase in selling price per unit and volume. Fiscal year 2022 included 53 weeks of activity while fiscal year 2021 included 52 weeks. Cost of sales increased by approximately 16% in 2022 as compared to 2021. The increase was due primarily to increased cattle prices and an increase in the costs for labor, packaging and supplies. Lower gross margin per head and higher costs led to lower profitability in 2022 as compared to 2021.

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, foodservice providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exported products to 36 countries; in 2023, and export sales represented approximately 10% of consolidated revenue. The demand for beef is generally strongest in the spring and summer months and decreases during the winter months.

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

Processing Facilities

NBP owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 cattle per day, and a third beef processing facility in Tama, Iowa which can process approximately 1,200 head per day. NBP’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. Its ground beef patty facility is in North Baltimore, Ohio, and its tannery is in St. Joseph, Missouri.

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

All of NBP’s facilities generate solid waste streams including small quantities of hazardous wastes, and the St. Joseph facility is classified as a large-quantity generator of hazardous waste. NBP is subject to laws that provide for strict and, in certain circumstances, joint and several liability for remediation of hazardous substances at contaminated sites; however, NBP has not received any demands that it has any liability at sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or state counterparts. All plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on facility premises.

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

NBP generally does not enter into long-term contracts with customers; as a result, the volumes and prices at which beef products are sold are subject to market forces.

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

Approximately 10% of NBP’s 2023 sales were export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

NBP is a defendant in five class action lawsuits in the United States District Court for the District of Minnesota alleging that it violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and two class action lawsuits in Canada alleging violations of Canadian Competition Act and various provincial laws. (the “Beef Antitrust Cases”). Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims, and others may do so in the future. NBP is also a defendant in a class action lawsuit alleging that it directly and through industry wage surveys and a benchmarking service exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws (the “Wage Rate Antitrust Case”). NBP believes it has meritorious defenses to the claims in the Beef Antitrust Cases and the Wage Rate Antitrust Case and intends to defend these cases, and any other cases, vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the NBP’s consolidated financial position, results of operations and cash flows.  USPB has no way of predicting what, if any, impact the litigation will have on the earnings distributed by NBP to USPB.

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

Under applicable regulations, an unincorporated entity such as a limited liability company is treated as a partnership for federal income tax purposes unless the entity is considered a “publicly traded partnership” or the entity affirmatively elects to be taxed as a corporation. USPB has not elected to be taxed as a corporation, and USPB believes that it should be treated as a partnership not taxable as a corporation for federal income tax purposes. Further, USPB has not requested and will not request any ruling from the IRS, however, with respect to its classification as a partnership for federal income tax purposes. If the IRS were to assert successfully that USPB were taxable as a corporation for federal income tax purposes in any taxable year, holders of Class A units and Class B units would not be required to report on their federal income tax returns their allocable share of USPB’s items of income, gain, deduction, and loss for that year and USPB would be subject to tax on its net income for that year at corporate tax rates. In addition, any distributions would be taxable to holders of Class A units and Class B units as dividend income. Taxation of USPB as a corporation could materially reduce the after-tax return on an investment in Class A units and Class B units and could substantially reduce the value of the Class A units and Class B units.

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

USPB’s continued success will depend, in part, on the efforts of its key senior management personnel. The market for qualified personnel is competitive and USPB’s future success will depend on its ability to attract and retain these personnel. USPB does not have long-term employment agreements with most of its senior management. USPB may not be able to negotiate either new contracts or renewals of any existing long-term employment agreements on terms favorable to USPB or at all. The loss of the services of any of USPB’s key senior management personnel or the failure to attract and retain highly skilled personnel in the future could have a material adverse effect on USPB’s business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY.

As part of our information technology needs, we have contracted with National Beef to provide certain equipment and services related to telephone systems, servers, network access, desktop and end-user support, and back-office equipment support. Inherent in the services provided by National Beef are its efforts to assess, identify and manage risks from cybersecurity threats related to the specific equipment and services it provides us. We have no independent internal processes for addressing cybersecurity threats and have not integrated any processes provided by National Beef in assessing, identifying and managing risks from cybersecurity threats into our overall risk management system; however, we do receive monthly reports from National Beef on user access changes to our electronic accounting file share folder.

We are not aware of any risks from cybersecurity threats or previous cybersecurity incidents (and we are not aware of any) that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

The Board of Directors oversight of risks from cybersecurity threats has been limited to authorizing the engagement of National Beef to provide the information technology equipment and services described above.  Management’s role in assessing and managing our risks from cybersecurity risks has similarly been limited to the engagement of National Beef to provide information technology equipment and services.  If National Beef were to inform us of a cybersecurity incident, that incident would be reported to the Board of Directors if material in nature.

ITEM 2.	PROPERTIES

USPB’s corporate office is located at 12200 Ambassador Drive, Suite 501, Kansas City, Missouri 64163, in proximity to the corporate offices of NBP.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8. Legal Proceedings in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of USPB. As of February 24, 2024, there were 490 record holders of Class A units and 510 record holders of Class B units. The per unit transfer prices for the fiscal years 2023 and 2022 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2023
Quarter ending:
March 25, 2023	$202.71	$202.71	$449.32	$449.32	$550.00	$550.00	$1,000.00	$1,000.00
June 24, 2023	$220.00	$550.00	$805.00	$850.00	$551.00	$551.00	$1,000.00	$1,000.00
September 30, 2023	$500.00	$500.00	$997.17	$1,011.40	$551.00	$552.00	$950.00	$950.00
December 30, 2023	$500.00	$550.75	$1,000.00	$1,011.40	$450.00	$450.00	$750.00	$900.00
Subsequent to December 30, 2023	$500.00	$500.00	$900.00	$1,000.00	$363.00	$550.00	$900.00	$900.00

Fiscal Year 2022
Quarter ending:
March 26, 2022	$140.00	$346.00	$310.00	$941.40	$–	$–	$926.00	$926.00
June 25, 2022	$263.00	$363.50	$700.00	$917.15	$–	$–	$1,010.00	$1,013.00
September 24, 2022	$346.00	$346.00	$700.00	$1,000.00	$500.00	$500.00	$–	$–
December 31, 2022	$350.00	$363.00	$900.00	$1,028.00	$500.00	$501.00	$1,000.00	$1,028.00
Subsequent to December 31, 2022	$–	$–	$–	$–	$–	$–	$–	$–

The affiliated sales represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2023 and 2022, USPB’s Board of Directors (Board of Directors) approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2023
April 3, 2023	$0.45	$3.93
April 17, 2023	$2.79	$24.45
May 12, 2023	$2.72	$23.83
June 5, 2023	$0.67	$5.90
September 5, 2023	$0.49	$4.31
November 16, 2023	$2.72	$23.83
December 20, 2023	$0.14	$1.18

Fiscal Year 2022
December 29, 2021	$7.17	$62.85
March 8, 2022	$3.40	$29.79
March 15, 2022	$5.59	$49.00
March 31, 2022	$3.83	$33.54
April 5, 2022	$1.35	$11.80
June 6, 2022	$3.85	$33.77
September 13, 2022	$1.25	$10.93
December 21, 2022	$0.45	$3.93
December 29, 2022	$5.43	$47.59

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

Effective August 29, 2004, the cooperative restructured into a limited liability company (LLC) under Delaware law (the Conversion). The business of USPB, the cooperative, is being continued in the LLC form of business organization.

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

USPB’s investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control. NBP’s financial statements and footnotes are attached to USPB’s 10-K. As a result of its investment in NBP, substantially all of USPB’s income comes from its proportionate share of NBP’s net income.

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

We believe the primary advantage of USPB’s ownership in NBP is USPB’s ability to provide NBP with a consistent supply of quality beef from a known source, allowing NBP to target higher margin value-added markets. Consumers have historically demonstrated their willingness and desire to buy branded products that offer better value in other consumer product markets, with the Certified Angus Beef® product line being an example in the beef industry.

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S. in 2023.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,200 employees on December 30, 2023 and generated total revenues of $11.9 billion in 2023.

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

Accounting for Investment in NBP. On December 30, 2011, USPB sold the majority of its ownership interest in NBP to Leucadia National Corporation. On that date, USPB’s investment in NBP was measured at fair value and has since been carried under the equity method of accounting. Operating losses, economic and industry events, and a variety of other factors may result in a decrease in the value of the investment, which is other than temporary. Such potential other than temporary decreases in value would cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

Results of Operations

The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2023	December 31, 2022	December 25, 2021
	(millions of dollars)
Net sales	$–	$–	$–

Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative	3.5	7.1	6.2
Operating loss	(3.5)	(7.1)	(6.2)

Other income:
Interest income	3.2	1.1	–
Equity in income of National Beef Packing Company, LLC	41.2	174.7	365.0
Other, net	0.7	0.7	0.7
Total other income, net	45.1	176.5	365.7
Net income	$41.6	$169.4	$359.5

Fiscal Year Ended December 30, 2023 compared to December 31, 2022

Net Sales. There were no sales during the fifty-two week period ended December 30, 2023 and the fifty-three week period ended December 31, 2022.

Cost of Sales. There were no cost of sales during the fifty-two week period ended December 30, 2023 and the fifty-three week period ended December 31, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.5 million for the fifty-two weeks ended December 30, 2023, compared to approximately $7.1 million for the fifty-three weeks ended December 31, 2022, a decrease of approximately $3.6 million. The decrease is primarily due to lower phantom unit plan expense, which decreased primarily as a result of lower distribution dilution accruals.

Operating Loss. Operating loss was approximately $3.5 million for the fifty-two weeks ended December 30, 2023 compared to approximately $7.1 million for the fifty-three weeks ended December 31, 2022, a decrease of approximately $3.6 million.  The decrease was due to the decrease in Selling, General and Administrative Expenses discussed above.

Interest Income. Interest income was $3.2 million during the fifty-two weeks ended December 30, 2023 and $1.1 million in the fifty-three weeks ended December 31, 2022, an increase of approximately $2.1 million. The increase was due to higher interest rates.

Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $41.2 million for the fifty-two weeks ended December 30, 2023 compared to $174.7 million for the fifty-three weeks ended December 31, 2022, a decrease of approximately $133.5 million. The combined effects of lower gross margins per head and higher costs led to lower profitability in 2023 as compared to 2022. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $0.7 million for the fifty-two weeks ended December 30, 2023 compared to $0.7 million for the fifty-three weeks ended December 31, 2022. Other, net is primarily due to delivery right lease income on company-owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

Net Income. Net income for the fifty-two weeks ended December 30, 2023 was approximately $41.6 million compared to approximately $169.4 million for the fifty-three weeks ended December 31, 2022, a decrease of approximately $127.8 million. The decrease was due to substantially lower net income at NBP.

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

Net Income. Net income for the fifty-three weeks ended December 31, 2022 was approximately $169.4 million compared to approximately $359.5 million for the fifty-two weeks ended December 25, 2021, a decrease of approximately $190.1 million. The decrease was due to substantially lower net income at NBP.

Liquidity and Capital Resources

As of December 30, 2023, we had net working capital (the excess of current assets over current liabilities) of approximately $78.5 million, which included cash and cash equivalents of $58.5 million. As of December 31, 2022, we had net working capital of approximately $93.8 million, which included cash and cash equivalents of $97.7 million. Our primary sources of liquidity for fiscal years 2023 and 2022 were cash, cash flows from operating activities, which includes distributions received from NBP, and available borrowings under the Credit Agreement and Master Loan Agreement with CoBank. Our principal uses of cash are distributions to our members and working capital.

USPB’s material contractual obligations include non-compete payments to be made to its Chief Executive Officer when he retires and payments for leased office space, the present value of which are approximately $0.3 million and $0.3 million, respectively.

CoBank Debt

On July 13, 2020, USPB and CoBank, ACB (CoBank), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (Promissory Note), and an Affirmation of Pledge Agreement (New Loan Agreements). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

The New Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of September 30, 2023. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

As of December 30, 2023, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 30, 2023 and December 31, 2022.

Cash Flows

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net cash provided by (used in):	(thousands of dollars)
Operating activities	$54,141	$205,907	$280,267
Investing activities	(20,009)	(53)	0
Financing activities	(73,383)	(238,522)	(226,636)
Net (decrease) increase in cash and cash equivalents	$(39,251)	$(32,668)	$53,631

Operating Activities

Net cash provided by operating activities was $54.1 million in fiscal year 2023 as compared to $205.9 million in fiscal year 2022. The $151.8 million decrease was primarily due to decreased distributions received from NBP that were classified as a distribution from Operating Activities.

Net cash provided by operating activities was $205.9 million in fiscal year 2022 as compared to $280.3 million in fiscal year 2021. The $74.4 million decrease was primarily due to decreased distributions received from NBP that were classified as a distribution from Operating Activities.

Investing Activities

Net cash used in investing activities was approximately $20.0 million in the fifty-two weeks ended December 30, 2023 compared to $0.1 in the fifty-three weeks ended December 31, 2022. The change was due to an investment in a certificate of deposit at USBank in 2023.

Net cash used in investing activities was $0.1 million and $0.0 million in fiscal years 2022 and 2021, respectively.

Financing Activities

Net cash used in financing activities was $73.4 million in fiscal year 2023 as compared to $238.5 million in fiscal year 2022. The $165.1 million decrease was due to a decrease in distributions to members in fiscal year 2023, compared to fiscal year 2022.

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

Off-Balance Sheet Arrangements

As of December 30, 2023 and December 31, 2022, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2023 and 2022. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 30, 2023, the Company did not have any outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 30, 2023, the Company’s internal control over financial reporting was effective.

This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Trading Plans.

The Company may purchase a portion of its outstanding Class A and Class B units from time to time in accordance with the limits imposed under the CoBank Credit Agreement.

During the quarter ended December 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Directors, Director Nominees and Executive Officers

Name	Age	Positions and Offices with Registrant	Term Expires in March of FY
Mark R. Gardiner	63	Chairman of the Board	2026
Joe M. Morgan	72	Vice Chairman of the Board	2026
Jerry L. Bohn	74	Secretary	2025
Wayne L. Carpenter	62	Director	2025
John M. Freund	56	Director	2026
Rex W. McCloy	69	Director	2024
Jeff H. Sternberger	63	Director	2024
Stanley D. Linville	65	Chief Executive Officer	—
Scott J. Miller	59	Chief Financial Officer	—
Danielle D. Imel	48	Treasurer	—

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

Wayne L. Carpenter. Mr. Carpenter is the President and owner of Carpenter Cattle Company Inc. which was established in 1980. His operation today consists of a 15,000 head feed yard which markets 10,000-11,000 head through USPB annually. Mr. Carpenter runs 1,100 mother cows and also yearlings on ranches in Kansas and Nebraska. His farming operation consists of dryland and irrigated acres, which markets most of its crop production through the feed yard. Mr. Carpenter is a member of Kansas Livestock Association and National Cattlemen’s Beef Association. Carpenter Cattle Company Inc. has been a member of USPB since USPB’s inception. Mr. Carpenter has served as a member of the Company’s Board of Directors since 2016. As a member of USPB’s Board of Directors, Mr. Carpenter and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Jeff H. Sternberger. Mr. Sternberger is the General Manager and part owner of Midwest Feeders, Inc. Mr. Sternberger has served Midwest Feeders, Inc. in this capacity since 1992 and has overseen large growth in his company and directed the acquisition of other businesses to add to their holdings. Mr. Sternberger has been the direct contact during that time frame for all banking and accounting relationships. He also owns and operates a farming and cattle operation in Oklahoma and Kansas as well as a personal cattle feeding operation. He serves as a director of Midwest Feeders, Inc., CRI Feeders of Guymon LLC, Brookover Cattle Co. of Scott City LLC, Lloyd Waller Feedyard LLC and Bank of the Plains. Mr. Sternberger holds a Bachelor of Science Degree in Agricultural Economics from Oklahoma State University. As a member of USPB’s Board of Directors, Mr. Sternberger and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Scott J. Miller. Mr. Miller has served as the Company’s Chief Financial Officer since January 2010. Prior to this appointment, he served as the Company’s Chief Reporting and Compliance Officer, a position he held since joining the Company in 2005. He oversees the finance and treasury functions and is directly responsible for financial reporting, tax reporting, and ensuring compliance with internal policies and regulatory requirements. Before joining U.S. Premium Beef, he worked as the Manager, Capital Markets for Sprint Corporation from 2001 to 2005 and, prior to that, in various finance and accounting positions with Farmland Industries, Inc. Mr. Miller earned a Bachelor’s degree in Accounting from Benedictine College and an MBA with an emphasis in Finance from the University of Missouri. He has passed the Certified Public Accounting exam and the Certified Cash Manager exam.

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

Fiscal Year 2023 Executive Compensation Elements

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

For fiscal year 2023, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2023 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $50,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 30, 2023, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans also discussed above.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman

Joe Morgan

Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal years 2023, 2022, and 2021. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stanley D. Linville	FY 2023	363,000			544,500	(3)	461,424	(1)	1,368,924
Chief Executive Officer	FY 2022	364,396			544,500	(3)	278,448	(1)	1,187,344
	FY 2021	337,933			495,000	(3)	15,960	(1)	848,893

Scott J. Miller	FY 2023	218,077			88,642	(2)	344,496	(1)	651,215
Chief Financial Officer	FY 2022	207,692			300,000	(2)	208,992	(1)	716,684
	FY 2021	188,273			271,950	(2)	14,823	(1)	475,046

Danielle D. Imel	FY 2023	138,804			57,839	(2)	208,080	(1)	404,723
Treasurer	FY 2022	131,755			195,750	(2)	127,391	(1)	454,896
	FY 2021	131,755			195,750	(2)	11,157	(1)	338,662

(1)	Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $13,200 and $448,224, respectively in fiscal year 2023; $12,200 and $266,248, respectively in fiscal year 2022; and $11,600 and $4,360, respectively in fiscal year 2021.
Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $13,200 and $331,296, respectively in fiscal year 2023; $12,200 and $196,792, respectively in fiscal year 2022; and $11,600 and $3,223, respectively in fiscal year 2021.
Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $13,200 and $194,880, respectively in fiscal year 2023; $11,631 and $115,760, repectively in fiscal year 2022; and $9,261 and $1,896, respectively in fiscal year 2021.

(2)	This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3)	The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $544,500, $544,500, and $495,000 for fiscal years 2023, 2022, and 2021, respectively, and $0, $0, and $0 of long-term cash bonuses for fiscal years 2023, 2022, and 2021, respectively. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts. The cumulative annual cap is $544,500 for fiscal years 2023 and 2022 and $495,000 for fiscal year 2021.

Grants of Plan-Based Awards in the Fiscal Year 2023

The table below sets forth information regarding grants of non-equity incentive plan-based awards made to our named executive officers during fiscal year 2023.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a	$–	–	(2)	$2,722,500
Chief Executive Officer

Scott J. Miller	10/18/2023	$–	$120,154	(1)	$324,450
Chief Financial Officer

Danielle D. Imel	10/18/2023	$–	$78,401	(1)	$211,704
Treasurer

(1)	The target amount is based on estimated benefits for fiscal year 2024. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2024 and will be paid out over a two-year period.
(2)	Mr. Linville's maximum plan award, if earned, would be paid over several years. There were no grants of plan-based awards in fiscal year 2023 for Mr. Linville.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2024: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2024: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2024 USPB earnings before tax plus USPB grid premiums during fiscal year 2024, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

Discretionary cash bonuses may also be paid to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal years 2023, 2022, and 2021. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2023

	Phantom Plan Awards
Name and Principal Position	Number of Securities Underlying Unexercised Awards		Strike Price ($)		Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.04		None
	1,000 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Linville, Mr. Miller and Ms. Imel vested over a 5 year period. At the end of fiscal year 2023, the unexercised phantom units were fully vested, and therefore exercisable.

(2)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Linville and Mr. Miller vest over a 5 year period. At the end of fiscal year 2023, the unexercised phantom units were fully vested and therefore fully exercisable.

(3)	During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 25,2021, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
Name and Principal Position	Number of exercised awards	Value realized on exercise ($)
Stanley D. Linville	–	$–
Chief Executive Officer

Scott J. Miller	–	$–
Chief Financial Officer

Danielle D. Imel	–	$–
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2023. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

If the 2022 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

•	Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2023, his payment would be $363,000;
•	If termination is due to permanent disability, provision of certain fringe benefits through the Deemed Termination Date, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions, (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments), through the Deemed Termination Date;
•	Annual Incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;
•	Long-term Incentive that would have accrued if Mr. Linville had remained employed under the 2022 Employment Agreement through the Deemed Termination Date; and
•	The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

If the 2022 Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

•	Salary earned to the date of the termination; and
•	Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

If the 2022 Employment Agreement is terminated by USPB other than for cause, death or disability, or by Mr. Linville for good reason, he is entitled to:

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

The table below reflects compensation paid to each director during the fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	3,250
Joe M. Morgan	3,250
Jerry L. Bohn	3,250
Wayne L. Carpenter	2,500
John M. Freund	3,000
Rex W. McCloy	3,000
Jeff H. Sternberger	2,750

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

•	Median employee total annual compensation for 2023	$ 277,578
•	Stanley D. Linville total annual compensation for 2023	$ 1,368,924
•	Ratio of Stanley D. Linville to Median employee compensation	5 : 1

In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 30, 2023. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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
Total

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 24, 2024 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

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

Security Ownership of Management

The following table furnishes information, as of February 24, 2024, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 26, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number	Percentage(1)	Number	Percentage(1)
Jerry L. Bohn (2)	40,901	5.6%	33,351	4.4%
Jeff H. Sternberger(3)	40,770	5.5%	40,770	5.4%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Rex W. McCloy(5)	13,085	1.8%	12,635	1.7%
Wayne L. Carpenter (6)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(7)	3,000	0.4%	3,000	0.4%
John M. Freund(8)	2,225	0.3%	2,225	0.3%
Stanley D. Linville	–	0.0%	–	0.0%
Scott J. Miller	–	0.0%	–	0.0%
Danielle D. Imel	–	0.0%	–	0.0%
Directors and Executive Officers as a group (10 persons)(9)	139,109	18.9%	115,846	15.3%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is a part owner, and 250 Class B units held by the Jerald L. Bohn Revocable Trust.
(3)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 13,085 Class A units and 12,635 Class B units held by Rex McCloy Farms, Inc., of which Mr. McCloy is an owner.
(6)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(7)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust
(8)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting power.
(9)	Reflects unit ownership by all seven directors and the named executive officers of USPB.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with NBP

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2023, 2022, and 2021, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2023, 2022, and 2021, USPB’s Class A unitholders and associates average deliveries were approximately 23.5% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

Grant Thornton LLP an independent registered public accounting firm served as our auditor for the fiscal years ended December 31, 2023, December 31, 2022, and December 25, 2021 (thousands of dollars).

	December 30, 2023	December 31, 2022	December 25, 2021

Audit Fees	$142	$139	$133
Audit Related Fees	–	–	–
Tax Fees	–	–	–
Total	$142	$139	$133

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The financial statements filed as part of this report at Item 8 are listed in the Index to the Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).

3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).

3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).

3.3	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of November 10, 2023 (incorporated herein by reference to Exhibit 3.3 to Form 10-Q (File No. 333-115164) filed with the SEC on November 13, 2023).

10.1	Amendment to the Amended and Restated Revolving Term Promissory Note Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 10, 2023 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 10, 2023).

10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

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

10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).

10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).

10.5(g)	Amended and Restated Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).

10.5(h)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 20, 2019).

10.5(i)	Credit Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 13, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(j)	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(k)	Affirmation of Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.6(a)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).

10.6(b)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).

10.6(c)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).

10.6(d)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 22, 2021 and effective as of December 26, 2021 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 22, 2021).

10.7	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011 (incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 11, 2024

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville	Chief Executive Officer (Principal Executive Officer)	March 11, 2024
Stanley D. Linville

/s/ Scott J. Miller	Chief Financial Officer (Principal Executive Officer)	March 11, 2024
Scott J. Miller

/s/ Mark R. Gardiner	Chairman of the Board	March 11, 2024
Mark R. Gardiner

/s/ Joe M. Morgan	Vice Chairman of the Board	March 11, 2024
Joe M. Morgan

/s/ Jerry L. Bohn	Secretary	March 11, 2024
Jerry L. Bohn

/s/ Wayne L. Carpenter	Director	March 11, 2024
Wayne L. Carpenter

/s/ John M. Freund	Director	March 11, 2024
John M. Freund

/s/ Rex W. McCloy	Director	March 11, 2024
Rex W. McCloy

/s/ Jeff H. Sternberger	Director	March 11, 2024
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2

Balance Sheets at December 30, 2023 and December 31, 2022	F-3

Statement of Operations for the years ended December 30, 2023, December 31, 2022, and December 25, 2021	F-4

Statement of Cash Flows for the years ended December 30, 2023, December 31, 2022, and December 25, 2021	F-5

Statement of Members' Capital for the years ended December 30, 2023, December 31, 2022, and December 25, 2021	F-6

Notes to Financial Statements	F-7

Audited Financial Statements of Significant Equity Method Investee under Rule 3-09 of Regulation S-X:

National Beef Packing Company, LLC Consolidated Balance Sheet at December 30, 2023 and December 31, 2022 and Consolidated Statement of Operations, Comprehensive Income, Cash Flows and Members’ Capital for years ended December 30, 2023, December 31, 2022, and December 25, 2021 and Notes to Consolidated Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

U.S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware limited liability company) (the “Company”) as of December 30, 2023 and December 31, 2022, the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that was were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Kansas City, Missouri

March 11, 2024

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$58,481	$97,732
Certificate of Deposit	20,000	–
Accounts receivable	–	9
Accrued interest receivable	37	–
Due from affiliates	283	921
Other current assets	1,675	4
Total current assets	80,476	98,666
Property, plant, and equipment, at cost	274	266
Less accumulated depreciation	231	212
Net property, plant, and equipment	43	54
Right of use assets, net	283	114
Investment in National Beef Packing Company, LLC	162,597	179,556
Other assets	2	1
Total assets	$243,401	$278,391
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$28	$36
Due to National Beef Packing Company, LLC	–	1,132
Due to other affiliates	48	25
Accrued compensation and benefits	3,225	2,667
Lease obligations	56	57
Other accrued expenses and liabilities	390	969
Distributions payable	–	1
Total current liabilities	3,747	4,887
Long-term liabilities:
Lease obligations	228	57
Other liabilities	7,293	9,506
Total long-term liabilities	7,521	9,563
Total liabilities	11,268	14,450

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	232,133	263,941
Total members' capital	232,133	263,941
Total liabilities and members' capital	$243,401	$278,391

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net sales	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative expenses	3,525	7,089	6,220
Depreciation and amortization	20	20	12
Total costs and expenses	3,545	7,109	6,232
Operating loss	(3,545)	(7,109)	(6,232)
Other income:
Interest income	3,238	1,091	11
Interest expense	(1)	(3)	–
Equity in income of National Beef Packing Company, LLC	41,171	174,670	365,023
Other, net	713	710	695
Total other income	45,121	176,468	365,729
Net income	$41,576	$169,359	$359,497

Income per unit:
Basic and diluted
Class A units	$5.65	$23.03	$48.89
Class B units	$49.54	$201.78	$428.32

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	52 weeks ended	53 weeks ended	52 weeks ended
	December 30, 2023	December 31, 2022	December 25, 2021
Cash flows from operating activities:
Net income	$41,576	$169,359	$359,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20	20	12
Equity in net income of National Beef Packing Company, LLC	(41,171)	(174,670)	(365,023)
Distributions from National Beef Packing Company, LLC	58,130	208,404	283,227
Changes in assets and liabilities:
Accounts receivable	9	39	269
Accrued interest receivable	(37)	–	–
Due from affiliates	638	(863)	(3)
Taxes due from states	0	–	–
Other assets	(1,671)	–	36
Accounts payable	(8)	22	(3)
Due to affiliates	(1,109)	1,150	2
Accrued compensation and benefits	(1,655)	2,587	1,722
Other accrued expenses and liabilities	(580)	(141)	531
Net cash provided by operating activities	54,142	205,907	280,267
Cash flows from investing activities:
Capital expenditures	(9)	(53)	–
Redemption of Certificate of Deposit	20,000	–	–
Investment in Certificate of Deposit	(40,000)	–	–
Net cash used in investing activities	(20,009)	(53)	–
Cash flows from financing activities:
Member distributions	(73,384)	(238,522)	(226,636)
Net cash used in financing activities	(73,384)	(238,522)	(226,636)
Net (decrease) increase in cash	(39,251)	(32,668)	53,631
Cash and cash equivalents at beginning of period	97,732	130,400	76,769
Cash and cash equivalents at end of period	$58,481	$97,732	$130,400
Supplemental cash disclosures:
Cash paid during the period for interest	$–	$3	$–
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$316	$–	$–

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members' capital
Balance at December 26, 2020	$200,242
Net income for the year ended December 25, 2021	359,497
Member distributions	(227,467)
Balance at December 25, 2021	332,272
Net income for the year ended December 31, 2022	169,359
Member distributions	(237,690)
Balance at December 31, 2022	263,941
Net income for the year ended December 30, 2023	41,576
Member distributions	(73,384)
Balance at December 30, 2023	$232,133

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The Company files annual reports for each 52 week or 53 week period ended on the last Saturday in December. Fiscal year 2022 was a 53-week year and fiscal years 2023 and 2021 were 52-week years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 30, 2023 and December 31, 2022, the Company’s balance sheet reflected Cash and cash equivalents of $58.5 million and $97.7 million, respectively. The cash is invested in CoBank’s overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. On December 14, 2023, USPB invested $10 million of its available cash balance in a twenty-six week certificate of deposit at USBank, at a 4.75% interest rate, that matures on June 13, 2024. On December 21, 2023, USPB invested $10 million of its available cash balance in a twenty-six week certificate of deposit at USBank, at a 4.60% interest rate, that matures on June 20, 2024.

Other Current Assets

Included in Other Current Assets are receivables from several states, with the largest amounts being due from Connecticut and New Jersey. The taxes are withheld by NBP from its members distributions.

Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

The table below summarizes the changes to USPB’s investment in NBP.

	December 30, 2023	December 31, 2022
	(thousands of dollars)
Beginning Investment Balance	$179,556	$213,290
Equity in net income	41,171	174,670
Distributions	(58,130)	(208,404)
Ending Investment Balance	$162,597	$179,556

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of National Beef Packing Company, LLC is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

For fiscal years 2023 and 2022, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach computed the fair value of the investment using a market based approach and resulted in a fair value that exceeded the carrying value. There were no qualitative items that indicated that the quantitative determination was not correct. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 30, 2023 and December 31, 2022.

Beginning on January 1, 2023, and annually thereafter, NBP’s minority members, including USPB, are eligible to deliver a put notice to NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A. (NBM).  The put period begins on January 1 and ends on January 31 of each year.  During the put period, a NBP minority member can put to NBM a maximum of one third of the aggregate units owned by such minority member as of February 28, 2019 and a minimum of 20% of the aggregate units owned by the applicable minority member as of February 28, 2019.  USPB’s Board of Directors gave consideration to USPB’s put option in December 2023 and chose to not exercise the put option for the January 2024 put period.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 30, 2023 and December 31, 2022 follows (thousands of dollars):

	December 30, 2023	December 31, 2022
Machinery and equipment	$30	$24
Furniture and fixtures	148	147
Trailers and automotive equipment	96	95
Total property, plant, and equipment, at cost	274	266
Accumulated depreciation	231	212
Property, plant, and equipment, net	$43	$54

Depreciation expense was less than $0.1 million for fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021.

Distributions Payable

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in Distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable were less than $0.1 million as of December 30, 2023 and December 31, 2022.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 30, 2023 and December 31, 2022, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.3 million and $0.9 million, respectively.

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

As of December 30, 2023 and December 31, 2022, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreements. The accrued amounts are included in Other liabilities, respectively, on the balance sheet. The CEO’s employment agreement expires on December 26, 2026.

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

Income Per Unit Calculation	52 weeks ended	53 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 30, 2023	December 31, 2022	December 25, 2021

Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$4,158	$16,936	$35,950
Class B	$37,418	$152,423	$323,547

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$5.65	$23.03	$48.89
Class B	$49.54	$201.78	$428.32

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

The New Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of December 30, 2023. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

As of December 30, 2023, USPB had no long-term debt outstanding. USPB was in compliance with the financial covenant under its Credit Agreement as of December 30, 2023 and December 31, 2022.

(b)       Operating Leases

USPB’s two office leases are accounted for under ASC 842, Leases. The Kansas City, MO office renewed its office lease in March 2023 and has a remaining term of approximately 4.25 years. The Dodge City, KS office renewed its office lease in October 2023 and has a remaining term of approximately 5.0 years. The Kansas City office lease agreement provides for renewals beyond the remaining term; the Dodge City office lease agreement does not provide for renewals beyond the remaining term. The monthly lease payment for the Kansas City office was $4,724, as of December 2023, and increases by approximately 3% on April 1 of each year. The monthly lease payment for the Dodge City office was $1,025, as of December 2023. In January 2024, the Dodge City lease payment increased to $1,050, and remains the same through the balance of the lease term. Both offices are used for general office use only. As of December 30, 2023, the present value of the remaining operating lease payments for the offices equaled $0.3 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was 6.04%, USPB’s incremental borrowing rate adjusted for the lease term.

The table below states the total of the remaining lease payments as of December 30, 2023 (thousands of dollars):

2024	$71
2025	72
2026	74
2027	76
2028 (3 months)	28
Total	321
Less: future interest	37
Lease liabilities recognized	$284

NOTE 4. Employee Options and Benefit Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. The payment to management was reduced by the strike price for both the Class A phantom units and Class B phantom units and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal years 2023 and 2022, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the management phantom unit plan, compensation expense of $0.1 million, $2.6 million, and $1.8 million was recognized in fiscal years 2023, 2022, and 2021.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013 (the grant date fair value was established using a black scholes model). The phantom units became fully vested in January 2018 and remain outstanding at the end of fiscal years 2023 and 2022. A reduction of compensation expense of $0.2 million occurred in 2023 and compensation expense of $0.7 million, and $0.8 million was recognized in fiscal years 2022, and 2021, respectively.

As of December 30, 2023 and December 31, 2022, the Company had accrued $9.0 and $10.4 million, respectively, for the management phantom plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

	December 30, 2023	December 31, 2022
	(thousands of dollars)
Current phantom unit	$2,075	$1,210
Long-term phantom unit	6,972	9,202
	$9,047	$10,412

USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 30, 2023 and December 31, 2022, the Company had accrued $1.1 million and $1.5 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.1 million for fiscal years 2023, 2022, and 2021, respectively.

NOTE 5. Other Expense or Income

Other non-operating income, net was $0.7 million for fiscal years 2023, 2022, and 2021, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes.  As a result, its taxable income/loss is passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB.  Such taxes were approximately $0.4 million in fiscal years 2023 and 2022, and less than $0.2 million in tax years 2021.

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

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2023, 2022, and 2021, and 2020, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. For fiscal years 2023, 2022, and 2021, the average cattle deliveries by USPB’s Class A unitholders and associates were approximately 23.5% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

At December 30, 2023 and December 31, 2022, the Company had receivables of approximately $0.1 million and $0.5 million, respectively, due from unitholders and associates. At December 30, 2023 and December 31, 2022, the Company had receivables of approximately $0.2 million and $0.4 million due from NBP, respectively.

At December 30, 2023 and December 31, 2022, the Company had payables of less than $0.1 million due to unitholders and associates. At December 30, 2023 and December 31, 2022, the Company had payables of approximately $0.0 million and $1.1 million due to NBP, respectively.

NOTE 8. Legal Proceedings

As of December 30, 2023, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al.v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Easter District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  NBP has responded to the federal and state requests for information and cooperated with the investigations. NBP believes it has meritorious defenses to any potential claims that might arise out of these government investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

NBP and is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to the Company’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

NATIONAL BEEF PACKING COMPANY, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers

National Beef Packing Company, LLC

We have audited the consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries, (the “Company”), which comprise the consolidated balance sheets as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital for each of the three fiscal years in the period ended December 30, 2023, and the related notes to the financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2023 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Kansas City, Missouri

February 23, 2024

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,373	$39,308
Accounts receivable, less allowance for returns and expected credit losses of $3,480 and $3,075, respectively	380,206	298,608
Due from affiliates	4,885	3,835
Other receivables	9,489	5,615
Inventories	423,126	420,149
Other current assets	60,049	64,726
Total current assets	894,128	832,241
Property, plant and equipment, at cost:
Land and improvements	107,212	92,096
Buildings and improvements	351,728	327,099
Machinery and equipment	815,067	701,163
Trailers and automotive equipment	5,686	4,172
Furniture and fixtures	25,373	22,678
Construction in progress	275,214	247,585
	1,580,280	1,394,793
Less accumulated depreciation	651,597	571,864
Net property, plant and equipment	928,683	822,929
Goodwill	30,634	30,634
Other intangibles, net of accumulated amortization of $560,291 and $511,590, respectively	309,997	358,698
Right of use assets, net of accumulated amortization of $59,944 and $61,394, respectively	84,621	65,070
Other assets	20,626	42,199
Total Assets	$2,268,689	$2,151,771
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	26,215	26,048
Current portion of right of use liabilities	24,257	20,536
Cattle purchases payable	185,155	201,555
Accounts payable — trade	123,112	145,344
Due to affiliates	979	5,409
Accrued compensation and benefits	91,294	194,809
Accrued insurance	11,770	11,471
Other accrued expenses and liabilities	45,934	43,987
Total current liabilities	508,716	649,159
Long-term debt, excluding current installments	648,868	299,052
Long-term portion of right of use liabilities	62,424	44,939
Other liabilities	16,396	17,632
Total liabilities	1,236,404	1,010,782
Commitments and contingencies
Members’ capital:
Members’ capital	1,032,743	1,141,258
Accumulated other comprehensive loss	(458)	(269)
Total members’ capital	1,032,285	1,140,989
Total Liabilities and Members' capital	$2,268,689	$2,151,771

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Net sales	$11,949,876	$11,876,074	$11,674,676
Costs and expenses:
Cost of sales	11,403,911	10,475,341	9,031,603
Selling, general and administrative	105,868	103,173	94,727
Depreciation and amortization	133,782	124,357	115,471
Total costs and expenses	11,643,561	10,702,871	9,241,801
Operating income	306,315	1,173,203	2,432,875
Other income (expense):
Interest income	66	167	103
Interest expense	(26,544)	(5,650)	(7,766)
Income before taxes	279,837	1,167,720	2,425,212
Income tax expense	2,692	4,885	3,494
Net income	$277,145	$1,162,835	$2,421,718

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Net income	$277,145	$1,162,835	$2,421,718
Other comprehensive income (loss):
Foreign currency translation adjustments	(189)	(137)	(114)
Comprehensive income	$276,956	$1,162,698	$2,421,604

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Cash flows from operating activities:
Net income	$277,145	$1,162,835	$2,421,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,782	124,357	115,471
Provision for returns and doubtful accounts	11,028	12,980	14,878
Deferred income tax provision	(43)	497	(243)
Loss on disposal of property, plant and equipment	145	1,438	90
Amortization of debt issuance costs	920	822	1,687
Change in assets and liabilities:
Accounts receivable	(92,627)	24,483	(64,888)
Due from affiliates	(1,049)	3,254	(5,830)
Other receivables	(3,874)	(960)	1,447
Inventories	(2,977)	(3,986)	(126,222)
Other assets	26,293	6,468	(28,774)
Right of use assets and lease liabilities, net	1,655	(1,088)	39
Cattle purchases payable	(16,400)	66,034	7,985
Accounts payable	(21,817)	(4,906)	33,077
Due to affiliates	(4,430)	372	598
Accrued compensation and benefits	(103,515)	(171,374)	126,542
Accrued insurance	299	(12,074)	1,324
Other accrued expenses and liabilities	711	(13,989)	301
Net cash provided by operating activities	205,246	1,195,163	2,499,200
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(191,827)	(200,782)	(165,307)
Proceeds from sale of property, plant and equipment	688	382	2,087
Net cash used in investing activities	(191,139)	(200,400)	(163,220)
Cash flows from financing activities:
Receipts under revolving credit lines	1,812,856	892,000	660,000
Payments under revolving credit lines	(1,650,000)	(892,000)	(686,434)
Receipts under reducing revolving credit lines	4,530,000	1,745,000	1,022,000
Payments under reducing revolving credit lines	(4,340,000)	(1,425,000)	(1,347,000)
Repayments of other indebtedness/finance leases	(1,917)	(2,420)	(2,256)
Cash paid for financing costs	(2,118)	–	(4,050)
Member distributions	(385,660)	(1,382,641)	(1,879,047)
Net cash used in financing activities	(36,839)	(1,065,061)	(2,236,787)
Effect of exchange rate changes on cash	(203)	(140)	(116)
Net (decrease) increase in cash	(22,935)	(70,438)	99,077
Cash and cash equivalents at beginning of period	39,308	109,746	109,746
Cash and cash equivalents at end of period	$16,373	$39,308	$109,746
Supplemental disclosures:
Cash paid during the period for interest	$38,049	$8,310	$7,870
Cash paid during the period for taxes	$405	$2,963	$2,365
Supplemental non-cash disclosures of investing and financing activities:
Non-cash additions to property, plant and equipment	$3,210	$3,625	$1,206
Distributions declared but unpaid	$–	$–	$350,000

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 26, 2020	$818,393	$(18)	$818,375
Net income	2,421,718	–	2,421,718
Distributions	(2,229,047)	–	(2,229,047)
Foreign currency translation adjustments	–	(114)	(114)
Balance at December 25, 2021	$1,011,064	$(132)	$1,010,932
Net income	1,162,835	–	1,162,835
Distributions	(1,032,641)	–	(1,032,641)
Foreign currency translation adjustments	–	(137)	(137)
Balance at December 31, 2022	$1,141,258	$(269)	$1,140,989
Net income	277,145	–	277,145
Distributions	(385,660)	–	(385,660)
Foreign currency translation adjustments	–	(189)	(189)
Balance at December 30, 2023	$1,032,743	$(458)	$1,032,285

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and to third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 30, 2023, and December 31, 2022, approximately 57% of the Company’s employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 6).

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2023 and 2021 were each 52-week fiscal years. Fiscal 2022 was a 53-week fiscal year. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

The following table represents the rollforward of the allowance for returns and expected credit losses for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 25, 2021	$(2,627)	$(14,878)	$14,282	$(3,223)
December 31, 2022	$(3,223)	$(12,980)	$13,128	$(3,075)
December 30, 2023	$(3,075)	$(11,028)	$10,623	$(3,480)

Inventories

Inventories consist primarily of beef, beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

Inventories at December 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Dressed and boxed beef products	$317,891	$319,221
Beef by-products	44,833	44,473
Parts, supplies and other	60,402	56,455
Total inventory	$423,126	$420,149

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $85.1 million, $75.3 million and $66.4 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative.  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are capitalized to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $12.7 million, $4.2 million and $1.7 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of the Company’s property plant, and equipment may not be recoverable during 2023, 2022 or 2021.

Goodwill and Other Intangible Assets

Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of a reporting unit to the reporting unit’s book value to determine if any impairment exists.  Fair values are based on valuation techniques the Company believes market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on the Company’s goodwill, the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded in the periods presented. Adverse market or economic events could result in impairment charges in future periods.

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2023, 2022 or 2021 related to the Company’s long-lived assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (in thousands):

	Weighted	December 30, 2023
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$279,188
Trade names	20	290,148	162,983
Cattle supply relationships	15	143,600	114,880
Other	6	3,240	3,240
Total intangible assets		$870,288	$560,291

	Weighted	December 31, 2022
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$254,819
Trade names	20	290,148	148,479
Cattle supply relationships	15	143,600	105,307
Other	6	3,240	2,985
Total intangible assets		$870,288	$511,590

For the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 the Company recognized $48.7 million, $49.1 million and $49.1 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 30, 2023, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2024	$48,445
2025	48,445
2026	48,445
2027	38,872
2028	38,872
Thereafter	86,918
Total	$309,997

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

Self-insurance

The Company is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued in Accrued insurance and Other liabilities in the Company’s consolidated balance sheets based upon the Company’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company.  To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2023, 2022, 2021 and 2020.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 30, 2023 and December 31, 2022, as substantially all debt carries variable interest rates.

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $23.5 million, $25.7 million and $25.3 million for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021.

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

NOTE 3.  REVENUE RECOGNITION

The Company generates revenue primarily from customers in the retail, foodservice, international, and other channels. The Company’s revenues primarily result from contracts with customers which are generally short term in nature with the delivery of product as the single performance obligation. The Company recognizes revenue from the sale of the product at the point in time when the Company’s performance obligation has been satisfied and control of the product has transferred to its customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale. In accordance with ASC 340 Other Assets and Deferred Costs, an entity may elect a practical expedient that allows the entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company’s contracts are generally less than one year, therefore the Company has elected this practical expedient and has recognized costs paid to obtain contracts as expense when incurred. Additionally, items that are not material in the context of the contract are recognized as expense. Any taxes collected on behalf of government authorities are excluded from net revenues.

Revenue is measured by the transaction price, which is defined as the amount of consideration the Company expects to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, product returns, and allowances, such as discounts, rebates, volume-based incentives, cooperative advertising, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue based on amounts the Company expects to pay. The Company bases these estimates on current performance, historical utilization, and projected redemption rates of each program. The Company reviews and updates these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due. Additionally, the Company does not grant payment financing terms greater than one year.

Disaggregated Revenue

The following table further disaggregates the Company’s sales by major revenue stream for the fiscal years ended (in thousands):

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Beef, pork, & beef by-products	$12,336,171	$12,238,662	$12,008,507
Other	288,681	299,729	276,508
Intercompany	(674,976)	(662,317)	(610,339)
Net Sales	$11,949,876	$11,876,074	$11,674,676

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

Changes in the contract liability balances during 2023 are as follows (in thousands):

	December 30, 2023	December 31, 2022	Change
Contract liabilities	$19,939	$18,594	$1,345

Changes in the contract liability balances during 2022 are as follows (in thousands):

	December 31, 2022	December 25, 2021	Change
Contract liabilities	$18,594	$31,310	$(12,716)

Substantially all of the contract liability as of December 31, 2022 was recognized in revenue during 2023. The Company expects to recognize substantially all of the current year liability in 2024.

NOTE 4. LEASES

The Company reviews all agreements entered into in order to determine if the contract contains a lease which will be accounted under ASC 842 Leases. The Company’s portfolio of leases primarily consists of machinery, equipment and railcars for its slaughter and fabrication facilities and tractors and trailers for its wholly owned trucking subsidiary, National Carriers. In addition, the Company leases its corporate headquarters facility and various regional offices.

Many of the Company’s tractor and trailer leases include a terminal rental adjustments clause (“TRAC”). Under these arrangements, at the end of the lease term and upon the lessor’s sale or disposition of the assets, if the amount received by the lessor is less than an amount predetermined and agreed upon in the lease arrangement, or the TRAC value, the Company is liable to the Lessor and shall immediately pay to the Lessor the amount of the deficiency as additional rental payments. The additional amount is typically limited to the TRAC value less a percentage of the original fair value of the leased assets. The Company considers these potential incremental lease payments as residual value guarantees and only includes the probable portion as lease payments upon lease commencement.

The majority of the Company’s leases include fixed rental payments. Certain of the Company’s lease agreements contain options or renewals that extend the lease term. Upon lease commencement, the Company only reflects the payments related to options or renewals within the right of use asset and lease liability balances when the option or renewals are reasonably certain to be exercised. For the majority of the Company’s non-TRAC leases, the Company generally expects that it will renew lease agreements or enter new leases as the existing leases expire.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected the practical expedient to keep short-term leases (defined as less than 12 months without a purchase option that is likely to be exercised) off of its balance sheet and the practical expedient to combine lease and non-lease components by class of underlying asset.

When capitalizing right of use assets and lease liabilities, the Company uses the rate implicit in the lease, if it is readily available, otherwise, the Company uses or its incremental borrowing rate.

During its fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 the Company recognized rent expense associated with its leases as follows (in thousands):

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Operating lease cost:
Fixed rent expense	$30,030	$26,865	$28,250
Variable rent expense	34	61	36
Finance lease cost:
Amortization of ROU assets	2,254	2,326	2,356
Interest expense	236	320	404
Short-term lease cost	12,097	4,642	5,376
Net lease cost	$44,651	$34,214	$36,422

Lease cost – Cost of sales	$41,220	$29,772	$31,153
Lease cost – SG&A	941	1,796	2,509
Lease cost – Depreciation & Amortization	2,254	2,326	2,356
Lease cost – Interest expense	236	320	404
Net lease cost	$44,651	$34,214	$36,422

Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 30, 2023, and December 31, 2022, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

	December 30, 2023	December 31, 2022
Finance lease ROU assets	$3,899	$5,911
Finance lease liabilities:
Current installments of long-term debt	2,139	1,858
Long-term debt	2,389	4,345

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 the Company had the following cash and non-cash activities associated with its leases (in thousands):

	December 30, 2023	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,702	$28,605	$28,580
Operating cash flows from finance leases	$222	$346	$408
Financing cash flows from finance leases	$1,889	$2,461	$2,247

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	41,400	22,663	12,370
New finance lease liabilities	242	46	170

The future payments due under operating and finance leases as of December 30, 2023 is as follows (in thousands):

	Operating	Finance
Due in:
2024	$24,257	$2,280
2025	24,339	2,253
2026	19,116	203
2027	11,725	–
2028	4,655	–
Thereafter	8,758	–
Total	92,850	4,736

Future interest	(6,169)	(208)

Lease liabilities recognized	$86,681	$4,528

As of December 30, 2023, the weighted-average remaining lease term for all operating leases is 4.09 years, while the weighted-average remaining lease term for all finance leases is 2.06 years. As of December 31, 2022, the weighted-average remaining lease term for all operating leases is 3.86 years, while the weighted-average remaining lease term for all finance leases is 3.02 years.

As of December 30, 2023, the weighted-average discount rate associated with operating leases is 4.19%, while the weighted-average discount rate associated with finance leases is 4.44%. As of December 31, 2022, the weighted-average discount rate associated with operating leases is 3.36%, while the weighted-average discount rate associated with finance leases is 4.23%.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 30, 2023, and December 31, 2022, debt consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Short-term debt:
Reducing revolver credit facility (a)	$25,000	$25,000
Current portion of loan costs (b)	(924)	(810)
Current portion of finance lease obligations	2,139	1,858
	26,215	26,048
Long-term debt:
Reducing revolver credit facility (a)	485,000	295,000
Revolving credit facility (a)	162,856	–
Long-term portion of loan costs (b)	(3,377)	(2,293)
Other Debt (c)	2,000	2,000
Long-term finance lease obligations	2,389	4,345
	648,868	299,052
Total debt	$675,083	$325,100

 ___________________________________

(a) Senior Credit Facilities - In September 2023, the Company amended its Fourth Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in September 2028. The Debt Agreement includes a $775.0 million reducing revolver loan and a $350.0 million revolving credit facility. The reducing revolver loan commitment decreases by $25.0 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a financial covenant that requires the Company to maintain a minimum tangible net worth; at December 30, 2023, the Company was in compliance with the financial covenant.

At December 30, 2023, the Company’s outstanding debt balance under the Debt Agreement was $672.9 million. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the SOFR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.25% to 2.75% depending upon certain financial ratios and the rate selected.  As of December 30, 2023 the interest rate on the reducing revolver credit facility and the revolving credit facility was 7.2% and 7.2%, respectively.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit. There were letters of credit aggregating $2.3 million outstanding at December 30, 2023.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount.  On December 30, 2023, after deducting outstanding amounts and issued letters of credit, $184.8 million of the unused revolving credit facility and $265.0 million of the reducing revolver loan was available to the Company.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Debt issuance costs –In conjunction with the 2023 Debt Amendment, the Company paid financing charges of approximately $2.12 million, which are being amortized over the life of the loan along with any unamortized loan charges from previous amendments.

Amortization of $0.9 million, $0.8 million and $1.7 million was charged to interest expense during the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

(c)   Other Debt - The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.9 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million. Of the four series of bonds, only the $1.0 million and $1.0 million due on demand or on February 1, 2029 and March 1, 2027, respectively, remain outstanding. The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum.  The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent could use the letter of credit to fund such tender. Because each series of bonds is backed by a letter of credit under the Company’s Debt Agreement, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.

The aggregate minimum principal maturities of the long-term debt and amortization of loan costs for each of the five fiscal years and thereafter following December 30, 2023, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2024	$26,215
2025	1,141
2026	(723)
2027	209
2028	647,241
Thereafter	1,000
Total minimum principal maturities	$675,083

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20-year period, of which $0.8 million was paid in each of the fiscal years 2023, 2022 and 2021, respectively.

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

NOTE 6.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans totaled approximately $5.0 million, $4.4 million and $4.0 million for the fiscal years 2023, 2022 and 2021, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of the Company’s employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which was included in Cost of sales during 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.8 million and is included in Other accrued expenses and liabilities on the consolidated balance sheets. The long-term portion of the withdrawal liability is approximately $14.0 million and $14.8 million as of December 30, 2023 and December 31, 2022 and is included in Other liabilities on the consolidated balance sheets.

NOTE 7.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Current provision:
Federal	$1,288	$2,095	$1,158
State	1,430	2,166	2,475
Foreign	17	127	104
Total current tax expense	2,735	4,388	3,737
Deferred provision:
Federal	(37)	415	(202)
State	(6)	82	(41)
Foreign	–	–	–
Total deferred tax expense	(43)	497	(243)
Total income tax expense	$2,692	$4,885	$3,494

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with various Marfrig affiliates, and a company affiliated with NBPCo Holdings, which holds an ownership interest in the Company, in the ordinary course of business.

During fiscal years 2023, 2022 and 2021, the Company had sales and purchases with the following related parties (in thousands):

	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022	52 weeks ended December 25, 2021
Sales to:
Empirical Foods, Inc. (1)	$105,555	$129,732	$89,894
MF Foods USA, LLC (2)	1,634	1,869	1,302
Total sales to affiliate	$107,189	$131,601	$91,196
Purchases from:
Empirical Foods, Inc. (1)	$11,923	$9,664	$8,015
Marfrig affiliates (3)	44,553	72,619	42,903
Total purchases from affiliate	$56,476	$82,283	$50,918

__________________________________

(1)	Empirical Foods, Inc. (Empirical), formerly Beef Products, Inc. (BPI), is an affiliate of NBPCo Holdings
(2)	MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)	Marfrig affiliates include Weston Importers, LTD, Establecimientos Colonia, Frigorifico Tacuarem, Inaler SA, and Frigorifico LaCaballada

In January 2007, the Company entered into an agreement with Empirical for Empirical to manufacture and install a grinding system in one of the Company’s plants. In accordance with the agreement with Empirical, the Company is to pay Empirical a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  The Company paid approximately $1.4 million during 2023, $1.5 million during 2022 and $1.5 million during fiscal years 2021 to Empirical in technology and support fees.

The Company is party to a long-term cattle supply agreement with U.S. Premium Beef, LLC (US Premium Beef), a minority owner of the Company.  Under this agreement the Company has agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. The Company obtained approximately 25% of the Company’s cattle requirements under this agreement during each of the fiscal years 2023, 2022 and 2021.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS

As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to the Company’s established policies:

•	Forward purchase contracts for cattle for use in the Company’s beef plants

•	Exchange traded futures contracts for cattle

•	Exchange traded futures contracts for agricultural products

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 30, 2023 and December 31, 2022. The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

The following table presents the fair values regarding derivative instruments not designated as hedging instruments as of December 30, 2023 and December 31, 2022 (in thousands):

	Derivative Asset As of December 30, 2023		Derivative Liability As of December 30, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,186	Other accrued expenses and liabilities	$2,679
Totals		$2,186		$2,679

	Derivative Asset As of December 31, 2022		Derivative Liability As of December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$396	Other accrued expenses and liabilities	$395
Totals		$396		$395

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the consolidated statement of operations for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 25, 2021
Commodity contracts	Net sales	$15,067	$7,832	$4,421
Commodity contracts	Cost of sales	(1,694)	605	(105)
Totals	ssdafsdf	$13,373	$8,437	$4,316

NOTE 10.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that the Company violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws; and (ii) putative class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the District of Montreal, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Antitrust Cases”).  The Beef Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims, and others may do so in the future. The plaintiffs in the Beef Antitrust Cases generally seek treble damages and other relief under the Sherman Antitrust Act and various state antitrust or consumer protection laws or general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest and other damages under the Canadian Competition Act and various provincial laws. Some of the Beef Antitrust Cases also allege that the Company violated the Packers & Stockyards Act and the Commodities Exchange Act.  In addition to the Beef Antitrust Cases, the Company is subject to investigations by the United States Department of Justice (the “DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  The Company has responded to the federal and state requests for information and cooperated with the investigations. The Company believes it has meritorious defenses to the claims in the Beef Antitrust Cases and any potential claims that might arise out of these government investigations and intends to defend these matters vigorously. There can be no assurances, however, as to the outcome of the cases or the impact on NBP’s consolidated financial position, results of operation or cash flows.

The Company is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to the Company’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws (the “Wage Rate Case”). The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). The Company believes it has meritorious defenses to the claims in the Wage Rate Case and intends to defend these matters vigorously. There can be no assurances, however, as to the outcome of the case or the impact on NBP’s consolidated financial position, results of operation or cash flows.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through February 23, 2024, the date the consolidated financial statements were available for issuance.

