Form 10-Q
period 2024-03-30
U. S. Premium Beef, LLC
filed 2024-05-10
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024
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

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☑	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s units are not traded on an exchange or in any public market. As of April 27, 2024, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	March 30, 2024	December 30, 2023
	(unaudited)
Current assets:
Cash and cash equivalents	$34,396	$58,481
Certificate of Deposit	40,000	20,000
Accrued interest receivable	297	37
Due from affiliates	251	283
Other current assets	1,207	1,675
Total current assets	76,151	80,476
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	234	231
Net property, plant, and equipment	40	43
Right of use assets, net	270	283
Investment in National Beef Packing Company, LLC	161,915	162,597
Other assets	1	2
Total assets	$238,377	$243,401
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$86	$28
Due to other affiliates	60	48
Accrued compensation and benefits	1,920	3,225
Lease obligations	57	56
Other accrued expenses and liabilities	594	390
Distributions payable	15	–
Total current liabilities	2,732	3,747
Long-term liabilities:
Lease obligations	213	228
Other liabilities	7,289	7,293
Total long-term liabilities	7,502	7,521
Total liabilities	10,234	11,268

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	228,143	232,133
Total members' capital	228,143	232,133
Total liabilities and members' capital	$238,377	$243,401

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13 weeks ended	12 weeks ended
	March 30, 2024	March 25, 2023
	(unaudited)	(unaudited)
Net sales	$–	$–
Costs and expenses:
Cost of sales	–	–
Selling, general, and administrative expenses	1,038	1,245
Depreciation and amortization	4	5
Total costs and expenses	1,042	1,250
Operating loss	(1,042)	(1,250)
Other income:
Interest income	853	900
Equity in net (loss) income of National Beef Packing Company, LLC	(682)	7,600
Other income, net	180	131
Total other income	351	8,631
Net (loss) income	$(691)	$7,381

(Loss) income per unit:
Basic and diluted
Class A units	$(0.09)	$1.00
Class B units	$(0.82)	$8.79

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	13 weeks ended	12 weeks ended
	March 30, 2024	March 25, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(691)	$7,381
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4	5
Equity in net loss (income) of National Beef Packing Company, LLC	682	(7,600)
Changes in assets and liabilities:
Accounts receivable	(260)	9
Due from affiliates	32	(175)
Other assets	469	(17)
Accounts payable	58	22
Due to affiliates	12	102
Accrued compensation and benefits	(1,309)	(2,290)
Other accrued expenses and liabilities	203	148
Net cash used in operating activities	(800)	(2,415)
Cash flows from investing activities:
Investment in certificate of deposit	(20,000)	–
Net cash used in investing activities	(20,000)	–
Cash flows from financing activities:
Member distributions	(3,285)	–
Net cash used in financing activities	(3,285)	–
Net decrease in cash	(24,085)	(2,415)
Cash and cash equivalents at beginning of period	58,481	97,732
Cash and cash equivalents at end of period	$34,396	$95,317

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC), for the fiscal year ended December 30, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2) Accounting Policies

Accounting for Investment in NBP. USPB’s 15.0729% investment in National Beef Packing Company, LLC (NBP) is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control.

Operating losses, diminished cash flows, economic and industry events, pandemics, such as coronavirus disease (COVID-19), and a variety of other factors may result in a decrease in the value of the investment in NBP, which may be other than temporary. Such potential decreases in value, if deemed other than temporary, would cause the Company to record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units. We believe the fair value of our investment in NBP exceeds the carrying value.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 30, 2024 and December 30, 2023, the Company’s balance sheet reflected Cash and cash equivalents of $34.4 million and $58.5 million, respectively. The cash is invested in the CoBank, ACB (CoBank) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit. Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. The table below summarizes the certificate of deposit investments:

Investment Date	Maturity Date	Interest Rate	Investment Amount
12/14/2023	6/13/2024	4.75%	$10,000,000
12/21/2023	6/20/2024	4.60%	$10,000,000
3/14/2024	9/12/2024	3.70%	$10,000,000
3/21/2024	9/19/2024	3.70%	$10,000,000

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of March 30, 2024, the Company had $0.1 million accrued, the majority of which relates to accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of March 30, 2024 and December 30, 2023, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of March 30, 2024 and December 30, 2023, the Company had accrued $8.7 million and $9.0 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	March 30, 2024	December 30, 2023
	(unaudited)
Current phantom unit	$1,730	$2,075
Long-term phantom unit	6,921	6,972
Total phantom accrual	$8,651	$9,047

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of March 30, 2024 and December 30, 2023, the Company had accrued $0.2 million and $1.1 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

(5) Delivery Right Lease Income

As of March 30, 2024, USPB realized Delivery Right Lease income of $0.2 million related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen-week period ended March 30, 2024 and twelve-week period ended March 25, 2023, 10% of USPB’s net income was allocated to the Class A units and 90% to the Class B units. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

(Loss) Income Per Unit Calculation	13 weeks ended	12 weeks ended
(thousands of dollars, except unit and per unit data)	March 30, 2024	March 25, 2023
	(unaudited)	(unaudited)
Basic and diluted (loss) earnings per unit:
(Loss) income attributable to USPB available to members (numerator)
Class A	$(69)	$738
Class B	$(622)	$6,643

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(0.09)	$1.00
Class B	$(0.82)	$8.79

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen-week period ended March 30, 2024 and twelve-week period ended March 25, 2023 (unaudited) (thousands of dollars):

Investment at December 30, 2023	$162,597
Equity in net loss for thirteen-week period	(682)
Distributions	–
Investment at March 30, 2024	$161,915

Investment at December 31, 2022	$179,556
Equity in net income for twelve-week period	7,600
Distributions	–
Investment at March 25, 2023	$187,156

The difference between USPB’s percentage ownership share of NBP net loss or net income and the recorded amount of Equity in net loss or net income of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the thirteen and twelve-week periods ended March 30, 2024 and March 25, 2023 (thousands of dollars):

	13 weeks ended	12 weeks ended
	March 30, 2024	March 25, 2023
	(unaudited)	(unaudited)
Net sales	$2,830,002	$2,583,524
Costs and expenses:
Cost of sales	2,752,743	2,472,292
Selling, general, and administrative expenses	37,372	24,630
Depreciation and amortization	34,538	29,581
Total costs and expenses	2,824,653	2,526,503
Operating income	5,349	57,021
Other income (expense):
Interest income	41	37
Interest expense	(9,111)	(4,960)
Net (loss) income before taxes	(3,721)	52,098
Income tax expense	195	(676)
Net (loss) income	$(3,526)	$51,422

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of March 30, 2024 and December 30, 2023, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.5 million and $0.3 million, respectively.

(9) Long-term Debt and Loan Agreements

On July 13, 2020, USPB and CoBank entered into that certain Credit Agreement (Credit Agreement), Amended and Restated Revolving Term Promissory Note (Promissory Note), and an Affirmation of Pledge Agreement (together, the New Loan Agreements). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

The New Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 30, 2024. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

USPB was in compliance with the financial covenant under its Credit Agreement as of March 30, 2024.

(10) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen and twelve week periods ended March 30, 2024 and March 25, 2023 (unaudited) (thousands of dollars).

Balance at December 30, 2023	$232,133
Net loss for the thirteen-week period ended March 30, 2024	(691)
Member distributions
Class A ($0.45 per Class A unit)	(330)
Class B ($3.93 per Class B unit)	(2,969)
Balance at March 30, 2024	$228,143

Balance at December 31, 2022	$263,941
Net income for the twelve-week period ended March 25, 2023	7,381
Balance at March 25, 2023	$271,322

(11) Legal Proceedings

As of March 30, 2024, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously; however, NBP is negotiating a settlement of the class action with respect to employee wages and benefits and has made an accrual for a potential settlement. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to various other lawsuits and claims arising out of the operation of its business.  Management of NBP believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

(12) Subsequent Events

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

Products and Production

USPB provides an integrated cattle production, processing and marketing system for the benefit of its members and associates. As the basis of that system, USPB’s Class A members have a guaranteed right plus an obligation (on a one head per Class A unit per delivery year basis) to deliver cattle to USPB, pursuant to the Uniform Cattle Delivery and Marketing Agreement. USPB facilitates the delivery of cattle to NBP for processing and subsequent product distribution and marketing. Shortly after the cattle are processed, cattle suppliers receive, at no extra charge, individual animal carcass data previously considered proprietary by many processors. This carcass data assists producers in refining production methodologies, thereby improving the product quality and subsequently enhancing the return to the producer.

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

Revenues in the thirteen-week period ended March 30, 2024, increased approximately 9.5% in comparison to the twelve-week period ended March 25, 2023, primarily due to increased production volume as a result of one more week in the quarter and higher average selling prices for many boxed beef and beef by-products. Cost of Sales increased by approximately 11.3% for the thirteen-week period ended March 30, 2024, as compared to the twelve week period ended March 25, 2023, primarily due to higher prices for fed cattle, increased production volume and increased costs related to one additional week in the period.  Lower per unit beef processing margins was the key driver of the decrease in overall profitability in the 2024 period, as compared to the 2023 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 23% and 27% of its cattle requirements under this agreement during the thirteen and twelve week periods ended March 30, 2024 and March 25, 2023, respectively.

USPB Results of Operations

Thirteen-weeks ended March 30, 2024 compared to twelve-weeks ended March 25, 2023

Net Sales. There were no net sales in the thirteen-week period ended March 30, 2024 and twelve-week period ended March 25, 2023.

Cost of Sales. There were no cost of sales in the thirteen-week period ended March 30, 2024 and twelve-week period ended March 25, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.0 million for the thirteen-weeks ended March 30, 2024 compared to approximately $1.2 million for the twelve-week period ended March 25, 2023, a decrease of approximately $0.2 million. The decrease was primarily the result of lower phantom plan and bonus expenses.

Operating Loss. Operating loss was approximately $1.0 million for the thirteen-weeks ended March 30, 2024 compared to approximately $1.3 million for the twelve-week period ended March 25, 2023.

Equity in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net loss was $0.7 million for the thirteen-weeks ended March 30, 2024 compared to net income of $7.6 million for the twelve-week period ended March 25, 2023. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.9 million for the thirteen-weeks ended March 30, 2024 compared to approximately $0.9 million for the twelve-week period ended March 25, 2023.

Other, net. Other income was $0.2 million for the thirteen-week period ended March 30, 2024 compared to other income of $0.1 million for the twelve-week period ended March 25, 2023, respectively. The income in both periods was primarily delivery right lease income.

Net (loss) income. Net loss was $0.7 million for the thirteen-week period ended March 30, 2024 compared to net income of $7.4 million twelve-week period ended March 25, 2023, respectively.

Liquidity and Capital Resources

As of March 30, 2024, we had net working capital (the excess of current assets over current liabilities) of approximately $73.4 million, which included cash and cash equivalents of $34.4 million. As of December 30, 2023, we had net working capital of approximately $76.7 million, which included cash and cash equivalents of $58.5 million. Our primary sources of liquidity for the first quarter of fiscal year 2024 and fiscal year 2023 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of March 30, 2024, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of March 30, 2024.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2023.

Operating Activities

Net cash used in operating activities in the thirteen-weeks ended March 30, 2024 was approximately $0.8 million compared to approximately $2.4 million in the twelve-weeks ended March 25, 2023.  The $1.6 million change was primarily due to a $1.0 million decrease in compensation and benefits.

Investing Activities

Net cash used in investing activities was approximately $20.0 million in the thirteen-weeks ended March 30, 2024 compared to $0.0 million in the twelve-week period ended March 25, 2023. The change was due to new investments in Certificates of Deposit in the current period.

Financing Activities

Net cash used in financing activities was $3.3 million in the thirteen-weeks ended March 30, 2024 compared to $0.0 million in the twelve week period ended March 25, 2023. The $3.3 million increase was due a distribution in the current period.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provides for a $1.0 million revolving term commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 30, 2024. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 30, 2024, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen-weeks ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 30, 2024, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case and intends to defend the case vigorously; however, NBP is negotiating a settlement of the class action with respect to employee wages and benefits and has made an accrual for a potential settlement. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to various other lawsuits and claims arising out of the operation of its business. Management of NBP believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 have not materially changed. Please refer to the Company’s report on Form 10-K for the fiscal year ended December 30, 2023 to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended March 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 10, 2024

