Form 10-Q
period 2024-06-29
U. S. Premium Beef, LLC
filed 2024-08-09
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

The registrant’s units are not traded on an exchange or in any public market. As of July 27, 2024, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	June 29, 2024	December 30, 2023
	(unaudited)
Current assets:
Cash and cash equivalents	$28,378	$58,481
Certificate of Deposit	40,000	20,000
Accrued interest receivable	246	37
Due from affiliates	226	283
Other current assets	1,104	1,675
Total current assets	69,954	80,476
Property, plant, and equipment, at cost	275	274
Less accumulated depreciation	238	231
Net property, plant, and equipment	37	43
Right of use assets, net	256	283
Investment in National Beef Packing Company, LLC	166,696	162,597
Other assets	1	2
Total assets	$236,944	$243,401
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$21	$28
Due to affiliates	21	48
Accrued compensation and benefits	2,083	3,225
Lease obligations	58	56
Other accrued expenses and liabilities	368	390
Distributions payable	152	–
Total current liabilities	2,703	3,747
Long-term liabilities:
Lease obligations	198	228
Other liabilities	7,326	7,293
Total long-term liabilities	7,524	7,521
Total liabilities	10,227	11,268

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	226,717	232,133
Total members' capital	226,717	232,133
Total liabilities and members' capital	$236,944	$243,401

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

			26 weeks ended	25 weeks ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	752	1,053	1,790	2,298
Depreciation and amortization	3	5	7	10
Total costs and expenses	755	1,058	1,797	2,308
Operating loss	(755)	(1,058)	(1,797)	(2,308)
Other income:
Interest income	786	738	1,639	1,639
Equity in net income of National Beef Packing Company, LLC	4,781	14,705	4,099	22,305
Other income, net	466	185	646	315
Total other income	6,033	15,628	6,384	24,259
Net income	$5,278	$14,570	$4,587	$21,951

Income per unit:
Basic and diluted
Class A units	$0.72	$1.98	$0.62	$2.98
Class B units	$6.29	$17.36	$5.47	$26.15

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	26 weeks ended	25 weeks ended
	June 29, 2024	June 24, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,587	$21,951
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	7	10
Equity in net income of National Beef Packing Company, LLC	(4,099)	(22,305)
Distributions from National Beef Packing Company, LLC	–	10,464
Changes in assets and liabilities:
Accounts receivable	(209)	(201)
Due from affiliates	57	(1,488)
Due from CoBank	–	(212)
Other assets	570	(19)
Accounts payable	(7)	40
Due to affiliates	(27)	(1,127)
Accrued compensation and benefits	(1,109)	(1,815)
Other accrued expenses and liabilities	(22)	(755)
Net cash (used in) provided by operating activities	(252)	4,543
Cash flows from investing activities:
Investment in Certificates of Deposit	(40,000)	(20,000)
Redemption of Certificates of Deposit	20,000	–
Net cash used in investing activities	(20,000)	(20,000)
Cash flows from financing activities:
Member distributions	(9,851)	(48,752)
Net cash used in financing activities	(9,851)	(48,752)
Net decrease in cash	(30,103)	(64,209)
Cash and cash equivalents at beginning of period	58,481	97,732
Cash and cash equivalents at end of period	$28,378	$33,523

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 29, 2024 and December 30, 2023, the Company’s balance sheet reflected Cash and cash equivalents of $28.4 million and $58.5 million, respectively. The cash is invested in the CoBank, ACB (CoBank) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit. Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. The table below summarizes the certificate of deposit investments:

Investment Date	Maturity Date	Interest Rate	Investment Amount
3/14/2024	9/12/2024	3.70%	$10,000,000
3/21/2024	9/19/2024	3.70%	$10,000,000
6/13/2024	12/12/2024	4.45%	$10,000,000
6/20/2024	12/19/2024	4.45%	$10,000,000

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of June 29, 2024, the Company had $0.2 million accrued, the majority of which relates to accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of June 29, 2024 and December 30, 2023, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 29, 2024 and December 30, 2023, the Company had accrued $8.7 million and $9.0 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	June 29, 2024	December 30, 2023
	(unaudited)
Current phantom unit	$1,730	$2,075
Long-term phantom unit	6,922	6,972
Total phantom accrual	$8,652	$9,047

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 29, 2024 and December 30, 2023, the Company had accrued $0.4 million and $1.1 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

(5) Delivery Right Lease Income

For the 26 week period ended June 29, 2024, USPB realized Delivery Right Lease income of $0.7 million related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Earnings Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the quarterly and year-to-date periods ended June 29, 2024 and June 24, 2023, 10% of USPB’s net income was allocated to the Class A units and 90% to the Class B units. The net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the quarterly and year-to-date periods ended June 29, 2024 and June 24, 2023 (unaudited) (thousands of dollars):

Investment in National Beef

Investment at December 30, 2023	$162,597
Equity in net loss for thirteen-week period	(682)
Distributions	–
Investment at March 30, 2024	161,915
Equity in net income for thirteen-week period	4,781
Distributions	–
Investment at June 29, 2024	$166,696

Investment at December 31, 2022	$179,556
Equity in net income for twelve-week period	7,600
Distributions	–
Investment at March 25, 2023	$187,156
Equity in net income for thirteen-week period	14,705
Distributions	(10,464)
Investment at June 24, 2023	$191,397

The difference between USPB’s percentage ownership share of NBP net loss or net income and the recorded amount of Equity in net loss or net income of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the quarterly and year-to-date periods ended June 29, 2024 and June 24, 2023 (unaudited) (thousands of dollars):

	13 weeks ended		26 weeks ended	25 weeks ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,098,975	$2,938,577	$5,928,977	$5,522,101
Costs and expenses:
Cost of sales	2,988,872	2,772,070	5,741,616	5,244,363
Selling, general, and administrative expenses	28,071	27,460	65,441	52,089
Depreciation and amortization	38,169	32,976	72,707	62,557
Total costs and expenses	3,055,112	2,832,506	5,879,764	5,359,009
Operating income	43,863	106,071	49,213	163,092
Other income (expense):
Interest income	19	5	60	42
Interest expense	(11,124)	(6,200)	(20,235)	(11,160)
Net income before taxes	32,758	99,876	29,038	151,974
Income tax (expense) refund	(40)	(1,320)	154	(1,996)
Net income	$32,718	$98,556	$29,192	$149,978

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of June 29, 2024 and December 30, 2023, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.2 million and $0.3 million, respectively.

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

The New Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 29, 2024. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

USPB was in compliance with the financial covenant under its Credit Agreement as of June 29, 2024.

(10) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the twenty-six and twenty-five periods ended June 29, 2024 and June 24, 2023 (unaudited) (thousands of dollars).

Balance at December 30, 2023	$232,133
Net loss for the thirteen-week period ended March 30, 2024	(691)
Member distributions
Class A ($0.45 per Class A unit)	(330)
Class B ($3.93 per Class B unit)	(2,969)
Balance at March 30, 2024	$228,143
Net income for the thirteen-week period ended June 29, 2024	5,278
Member distributions
Class A ($0.29 per Class A unit)	(670)
Class B ($2.55 per Class B unit)	(6,034)
Balance at June 29, 2024	$226,717

Balance at December 31, 2022	$263,941
Net income for the twelve-week period ended March 25, 2023	7,381
Balance at March 25, 2023	$271,322
Net income for the thirteen-week period ended June 24, 2023	14,570
Member distributions
Class A ($6.56 per Class A unit)	(4,877)
Class B ($58.17 per Class B unit)	(43,895)
Balance at June 24, 2023	$237,120

(11) Legal Proceedings

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al.v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Easter District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement has been submitted to the court for approval and NBP has made an accrual for the potential settlement. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and the demand for beef and beef by-products.  Its profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and fast-moving commodity market and does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  The NBP financial information provided below has been provided to us by NBP. We have not independently verified the information.

NBP’s revenues in the thirteen-week period ended June 29, 2024, increased approximately 5.5% in comparison to the thirteen-week period ended June 24, 2023, primarily due to increased production volume and higher average unit selling prices for many of NBP’s products. NBP’s cost of sales increased by approximately 7.8% for the thirteen-week period ended June 29, 2024, as compared to the thirteen-week period ended June 24, 2023, primarily due to increased production volume and higher prices for fed cattle. For the thirteen-week period ended June 29, 2024, NBP had net income of $32.7 million compared to net income of $98.6 million for the thirteen-week period ended June 24, 2023. Lower per unit beef processing margin was the key driver of the decrease in overall profitability in the 2024 period, as compared to the 2023 period.

NBP’s revenues in the twenty-six week period ended June 29, 2024, increased approximately 7.4% in comparison to the twenty-five week period ended June 24, 2023, primarily due to increased production volume as a result of one more week in the quarter and higher average unit selling prices for many of NBP’s products. NBP’s cost of sales increased by approximately 9.5% for the twenty-six week period ended June 29, 2024, as compared to the twenty-five week period ended June 24, 2023, primarily due to increased production volume, higher prices for fed cattle, and increased operating costs related to one additional week in the period.  For the twenty-six week period ended June 29, 2024, NBP had net income of $29.2 million compared to net income of $150.0 million for the twenty-five-week period ended June 24, 2023. Lower per unit beef processing margin was the key driver of the decrease in overall profitability in the 2024 period, as compared to the 2023 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (A&R Agreement) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 23% and 26% of its cattle requirements under this agreement during the twenty-six and twenty-five week periods ended June 29, 2024 and June 24, 2023, respectively.

USPB Results of Operations

Thirteen-week period ended June 29, 2024 compared to thirteen-week period ended June 24, 2023

Net Sales. There were no net sales in the thirteen-week period ended June 29, 2024 and the thirteen-week period ended June 24, 2023.

Cost of Sales. There were no cost of sales in the thirteen-week period ended June 29, 2024 and the thirteen-week period ended June 24, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen-week period ended June 29, 2024 compared to approximately $1.1 million for the thirteen-week period ended June 24, 2023, a decrease of approximately $0.3 million. The decrease was primarily the result of lower phantom plan, bonus, and accounting expenses.

Operating Loss. Operating loss was approximately $0.8 million for the thirteen-week period ended June 29, 2024 compared to approximately $1.1 million for the thirteen-week period ended June 24, 2023.  The $0.3 million decrease was due to lower Selling, General and Administrative Expenses.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP’s net income was $4.8 million for the thirteen-week period ended June 29, 2024 compared to net income of $14.7 million for the thirteen-week period ended June 24, 2023. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.8 million for the thirteen-week period ended June 29, 2024 compared to approximately $0.7 million for the thirteen-week period ended June 24, 2023.

Other Income, net. Other income was $0.5 million for the thirteen-week period ended June 29, 2024 compared to other income of $0.2 million for the thirteen-week period ended June 24, 2023, respectively. The income in both periods was primarily delivery right lease income and lower state and local taxes in the 2023 period.

Net Income. Net income was $5.3 million for the thirteen-week period ended June 29, 2024 compared to net income of $14.6 million thirteen-week period ended June 24, 2023, respectively. The decrease in net income is primarily due to a decrease in NBP’s net income.

Twenty-six week period ended June 29, 2024 compared to twenty-five week period ended June 24, 2023

Net Sales. There were no net sales in the twenty-six week period ended June 29, 2024 and twenty-five week period ended June 24, 2023.

Cost of Sales. There were no cost of sales in the twenty-six week period ended June 29, 2024 and twenty-five week period ended June 24, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.8 million for the twenty-six week period ended June 29, 2024 compared to approximately $2.3 million for the twenty-five week period ended June 24, 2023, a decrease of approximately $0.5 million. The decrease was primarily the result of lower phantom plan and bonus expenses.

Operating Loss. Operating loss was approximately $1.8 million for the twenty-six week period ended June 29, 2024 compared to approximately $2.3 million for the twenty-five week period ended June 24, 2023.  The $0.5 million decrease was due to lower Selling, General and Administrative Expenses.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $4.1 million for the twenty-six week period ended June 29, 2024 compared to net income of $22.3 million for the twenty-five week period ended June 24, 2023. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $1.6 million for the twenty-six week period ended June 29, 2024 compared to approximately $1.6 million for the twenty-five week period ended June 24, 2023.

Other Income, net. Other income was $0.6 million for the twenty-six week period ended June 29, 2024 compared to other income of $0.3 million for the twenty-five week period ended June 24, 2023, respectively. The income in both periods was primarily delivery right lease income, with the 2023 period being partially offset by lower state and local taxes.

Net Income. Net income was $4.6 million for the twenty-six week period ended June 29, 2024 compared to net income of $22.0 million twenty-five week period ended June 24, 2023, respectively. The decrease in net income is primarily due to a decrease in NBP’s net income.

Liquidity and Capital Resources

As of June 29, 2024, we had net working capital (the excess of current assets over current liabilities) of approximately $67.3 million, which included cash and cash equivalents of $28.4 million. As of December 30, 2023, we had net working capital of approximately $76.7 million, which included cash and cash equivalents of $58.5 million. Our primary sources of liquidity for the first two quarters of fiscal year 2024 and fiscal year 2023 were cash and available borrowings under the Master Loan Agreement with CoBank.

As of June 29, 2024, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Master Loan Agreement as of June 29, 2024.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal year 2023.

Operating Activities

Net cash used in operating activities in the twenty-six week period ended June 29, 2024 was approximately $0.3 million compared to net cash provided by operating activities of approximately $4.5 million in the twenty-six week period ended June 24, 2023.  The $4.8 million change was primarily due to a decrease in distributions from NBP.

Investing Activities

Net cash used in investing activities was approximately $20.0 million in the twenty-six week period ended June 29, 2024 compared to $0 million in the twenty-six week period ended June 24, 2023. The change was due to new investments in Certificates of Deposit in the current period.

Financing Activities

Net cash used in financing activities was $9.9 million in the twenty-six week period ended June 29, 2024 compared to $48.8 million in the twenty-five week period ended June 24, 2023. The $38.9 million decrease was due lower member distributions in the current period.

Master Loan Agreement

On July 13, 2020, USPB, and CoBank, entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement.

The Credit Agreement and Promissory Note provides for a $1.0 million revolving term commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of June 29, 2024. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 29, 2024, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the twenty-six week period ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 29, 2024, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on June 24, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al.v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Easter District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland. On October 4, 2022, the United States Beef Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement has been submitted to the court for approval and NBP has made an accrual for the potential settlement. There can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended June 29, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 9, 2024

