Form 10-K
period 2024-12-28
U. S. Premium Beef, LLC
filed 2025-03-13
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 22, 2025, there were 735,385 Class A units and 755,385 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

ii

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

Company Background

USPB was originally organized as a tax-exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC (NBP). In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 20.0 million head of cattle to NBP for processing since it commenced deliveries.

On August 6, 2003, USPB became the majority owner in NBP.

On August 18, 2004, the shareholders of U.S. Premium Beef, Ltd. approved the conversion of the cooperative into a Delaware LLC.

On December 5, 2011, USPB entered into a Membership Interest Purchase Agreement with Leucadia National Corporation (Leucadia Transaction). The Purchase Agreement provided for Leucadia National Corporation to purchase 56.2415% of the membership interests in NBP from the Company for approximately $646.8 million. The Leucadia Transaction closed on December 30, 2011. Following the close, USPB owned 15.0729% of NBP’s membership interests.

On November 29, 2019, Jefferies Financial Group, Inc. (Jefferies, formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in NBP remained at 15.0729%.

Employees

USPB has eight employees as of December 28, 2024. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,100 employees at December 28, 2024 and generated total revenues of $12.4 billion in 2024.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and revenues generated by National Carriers, Inc., a wholly owned subsidiary that transports refrigerated freight and livestock for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

Revenues in 2024 increased approximately 4% in comparison to 2023, primarily due to an increase in selling price per unit, offset, in part, by lower volume. Cost of sales increased by approximately 5% in 2024 as compared to 2023. The increase was driven by higher cattle prices. Reduced volume and a decline in gross margin per head resulted in lower profitability in 2024 as compared to 2023.

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

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, foodservice providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, and pet food industries. NBP exported products to 35 countries; in 2024, and export sales represented approximately 10% of consolidated revenue. The demand for beef is generally strongest in the spring and summer months and decreases during the winter months.

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

NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP's sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, as of March 28, 2024, NBP has a surety bond in the amount of $67.8 million as a measure of protection for livestock sellers.

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

NBP may be subject to significant liability in excess of insurance policy limits if its products or products made by others using NBP’s products cause injury, illness or death. In addition, NBP could recall or be required to recall products that are, or are alleged to be, contaminated, spoiled or inappropriately labeled. Organisms producing food borne illnesses (such as E. coli) could be present in NBP’s products and result in illness or death if they are not eliminated through further processing or cooking.  Contamination of NBP’s or its competitors’ products may create adverse publicity or cause consumers to lose confidence in the safety and quality of beef products. Allegations of product contamination may also be harmful even if they are untrue or result from third-party tampering. Any of these events may increase costs or decrease demand for beef products, any of which could have a significant adverse effect on our consolidated financial condition, cash flows and results of operations.

NBP generally does not enter into long-term contracts with customers; as a result, the volumes and prices at which beef products are sold are subject to market forces.

NBP’s customers generally place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more significant customers, a significant decline in the volume of orders from customers, a decline in consumer demand for beef or a significant decrease in beef product prices for a sustained period of time could negatively impact cash flows and results of operations.

NBP’s exports expose it to political and economic risks in the U.S. and foreign countries, as well as to risks related to currency fluctuations.

Approximately 10% of NBP’s 2024 sales were export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

NBP is a defendant in five class action lawsuits in the United States District Court for the District of Minnesota alleging that it violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and two class action lawsuits in Canada alleging violations of Canadian Competition Act and various provincial laws. (the “Beef Antitrust Cases”). Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims, and others may do so in the future. NBP is also a defendant in a class action lawsuit alleging that it directly and through industry wage surveys and a benchmarking service exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws (the “Wage Rate Antitrust Case”). NBP believes it has meritorious defenses to the claims in the Beef Antitrust Cases and the Wage Rate Antitrust Case and intends to defend these cases, and any other cases, vigorously; however, NBP has entered into a settlement agreement on the Wage Rate Antitrust Case that has been preliminarily approved by the District Court. There can be no assurances, however, as to the outcome of these matters or the impact on the NBP’s consolidated financial position, results of operations and cash flows.  USPB has no way of predicting what, if any, impact the litigation will have on the earnings distributed by NBP to USPB. For information regarding legal proceedings, see Note 8. “Legal Proceedings” in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

USPB’s investment in NBP is carried under the equity method of accounting.  Although NBP’s results from operations were highly profitable prior to fiscal year 2024, pandemic events such as COVID-19, industry trends, and other economic factors could have a negative impact on NBP’s operations and cash flows. As a result, the fair market value of USPB’s investment in NBP could decrease to a level that is less than the carrying value.  If such situation is deemed to not be temporary, USPB would record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

As part of our information technology needs, we have contracted with NBP to provide certain equipment and services related to telephone systems, servers, network access, desktop and end-user support, and back-office equipment support. Inherent in the services provided by NBP are its efforts to assess, identify and manage risks from cybersecurity threats related to the specific equipment and services it provides us. We have no independent internal processes for addressing cybersecurity threats and have not integrated any processes provided by NBP in assessing, identifying and managing risks from cybersecurity threats into our overall risk management system; however, we receive and review monthly reports from NBP on user access changes to our electronic accounting file share folder and address any concerns immediately.

We are not aware of any risks from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

The Board of Directors has the responsibility to require USPB to have adequate oversight of risks from cybersecurity threats. Management’s role in assessing and managing our risks from cybersecurity risks has similarly been limited to the engagement of NBP to provide information technology equipment and services. If NBP were to inform us of a cybersecurity incident, that incident would be reported to the Board of Directors, if material in nature.

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

There is no established public trading market for any class of common equity of USPB. As of February 22, 2025, there were 488 record holders of Class A units and 509 record holders of Class B units. The per unit transfer prices for the fiscal years 2024 and 2023 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2024
Quarter ending:
March 30, 2024	$450.00	$500.00	$300.00	$1,000.00	$363.00	$550.00	$846.00	$900.00
June 29, 2024	$250.00	$467.00	$350.00	$782.00	$510.00	$510.00	$720.00	$790.00
September 28, 2024	$166.54	$166.54	$–	$–	$–	$–	$–	$–
December 28, 2024	$–	$–	$–	$–	$–	$–	$–	$–
Subsequent to December 28, 2024	$400.00	$510.00	$700.00	$748.00	$334.00	$334.00	$–	$–

Fiscal Year 2023
Quarter ending:
March 25, 2023	$202.71	$202.71	$449.32	$449.32	$550.00	$550.00	$1,000.00	$1,000.00
June 24, 2023	$220.00	$550.00	$805.00	$850.00	$551.00	$551.00	$1,000.00	$1,000.00
September 30, 2023	$500.00	$500.00	$997.17	$1,011.40	$551.00	$552.00	$950.00	$950.00
December 30, 2023	$500.00	$550.75	$1,000.00	$1,011.40	$450.00	$450.00	$750.00	$900.00
Subsequent to December 30, 2023	$500.00	$500.00	$900.00	$1,000.00	$363.00	$550.00	$900.00	$900.00

The affiliated sales represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal years 2024 and 2023, USPB’s Board of Directors (Board of Directors) approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2024
March 20, 2024	$0.45	$3.93
June 4, 2024	$0.29	$2.55
June 14, 2024	$0.62	$5.44

Fiscal Year 2023
April 3, 2023	$0.45	$3.93
April 17, 2023	$2.79	$24.45
May 12, 2023	$2.72	$23.83
June 5, 2023	$0.67	$5.90
September 5, 2023	$0.49	$4.31
November 16, 2023	$2.72	$23.83
December 20, 2023	$0.14	$1.18

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

As USPB filed a registration statement with the Securities and Exchange Commission (SEC) in connection with its 2004 Conversion from the cooperative form of business organization to an LLC structure, USPB is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act), although USPB is not required to be registered under the Exchange Act. Accordingly, USPB files periodic reports and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports and information statements and other information regarding USPB and other issuers that file electronically.

On December 30, 2011, USPB sold the majority of its membership interests in NBP to Leucadia National Corporation. Following the sale, USPB owned 15.0729% of NBP’s membership interests.

On November 29, 2019, Jefferies (formerly “Leucadia National Corporation”) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition and, as a result, USPB’s ownership interest in NBP remained at 15.0729%.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S.  NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,100 employees at December 28, 2024 and generated total revenues of $12.4 billion in 2024.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and revenues generated by National Carriers, Inc., a wholly owned subsidiary that transports refrigerated freight and livestock for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle.

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

Results of Operations

The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	52 weeks ended	53 weeks ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(millions of dollars)
Net sales	$–	$–	$–

Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative	3.3	3.5	7.1
Operating loss	(3.3)	(3.5)	(7.1)

Other income:
Interest income	3.0	3.2	1.1
Equity in income of National Beef Packing Company, LLC	6.8	41.2	174.7
Other, net	1.0	0.7	0.7
Total other income, net	10.8	45.1	176.5
Net income	$7.5	$41.6	$169.4

Fiscal Year Ended December 28, 2024 compared to December 30, 2023

Net Sales.  There were no sales during the fifty-two week period ended December 28, 2024 and the fifty-two week period ended December 30, 2023.

Cost of Sales. There were no cost of sales during the fifty-two week period ended December 28, 2024 and the fifty-two week period ended December 30, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.3 million for the fifty-two weeks ended December 28, 2024 compared to approximately $3.5 million for the fifty-two weeks ended December 30, 2023, a decrease of approximately $0.2 million. The decrease is primarily due to lower bonus expense, which decreased primarily as a result of lower net income.

Operating Loss. Operating loss was approximately $3.3 million for the fifty-two weeks ended December 28, 2024 compared to approximately $3.5 million for the fifty-two weeks ended December 30, 2023, a decrease of approximately $.0.2 million.  The decrease was due to the decrease in Selling, General and Administrative Expenses discussed above.

Interest Income. Interest income was $3.0 million during the fifty-two weeks ended December 28, 2024 and $3.2 million in the fifty-two weeks ended December 31, 2023, a decrease of approximately $0.2 million. The decrease was due to lower interest rates.

Equity in Income of National Beef Packing Company, LLC. Equity in NBP income was $6.8 million for the fifty-two weeks ended December 28, 2024 compared to $41.2 million for the fifty-two weeks ended December 30, 2023, a decrease of approximately $34.4 million. The combined effects of lower gross margins per head and higher costs led to lower profitability in 2024 as compared to 2023. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $1.0 million for the fifty-two weeks ended December 28, 2024 compared to $0.7 million for the fifty-two weeks ended December 30, 2023. Other, net is primarily due to delivery right lease income on company-owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See USPB’s Notes to Financial Statements (Note 2) for further information.

Net Income. Net income for the fifty-two weeks ended December 28, 2024 was approximately $7.5 million compared to approximately $41.6 million for the fifty-two weeks ended December 30, 2023, a decrease of approximately $34.1 million. The decrease was due to substantially lower net income at NBP.

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

Liquidity and Capital Resources

As of December 28, 2024, we had net working capital (the excess of current assets over current liabilities) of approximately $67.5 million, which included cash and cash equivalents of $39.0 million. As of December 30, 2023, we had net working capital of approximately $76.7 million, which included cash and cash equivalents of $58.5 million. Our primary sources of liquidity for fiscal years 2024 and 2023 were cash, cash flows from operating activities, which includes distributions received from NBP, and available borrowings under the Credit Agreement and Master Loan Agreement with CoBank. Our principal uses of cash are distributions to our members and working capital.

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

The New Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of December 28, 2024. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simple SOFR (as defined in the agreement). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

As of December 28, 2024, USPB had no long-term debt outstanding. We had a $1.0 million Revolving Term Commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of December 28, 2024 and December 30, 2023.

Cash Flows

	52 weeks ended	52 weeks ended	53 weeks ended
	December 28, 2024	December 30, 2023	December 31, 2022
	(thousands of dollars)
Net cash provided by (used in):
Operating activities	$754	$54,142	$205,907
Investing activities	(10,224)	(20,009)	(53)
Financing activities	(10,003)	(73,384)	(238,522)
Net (decrease) increase in cash and cash equivalents	$(19,473)	$(39,251)	$(32,668)

Operating Activities

Net cash provided by operating activities was $0.8 million in the fifty-two weeks ended December 28, 2024 as compared to $54.1 million in the fifty-two weeks ended December 30, 2023. The $53.3 million decrease was primarily due to decreased distributions received from NBP that were classified as a distribution from Operating Activities.

Net cash provided by operating activities was $54.1 million in the fifty-two weeks ended December 30, 2023 as compared to $205.9 million in the fifty-three weeks ended December 31, 2022. The $151.8 million decrease was primarily due to decreased distributions received from NBP that were classified as a distribution from Operating Activities.

Investing Activities

Net cash used in investing activities was approximately $10.2 million in the fifty-two weeks ended December 28, 2024 compared to $20.0 in the fifty-two weeks ended December 30, 2023. The change was due to an investment in certificates of deposit at USBank in 2024.

Net cash used in investing activities was approximately $20.0 million in the fifty-two weeks ended December 30, 2023 compared to $0.1 in the fifty-three weeks ended December 31, 2022. The change was due to an investment in a certificate of deposit at USBank in 2023.

Financing Activities

Net cash used in financing activities was $10.0 million in fifty-two weeks ended December 28, 2024 as compared to $73.4 million in the fifty-two weeks ended December 30, 2023. The $63.4 million decrease was due to a decrease in distributions to members in the fifty-two weeks ended December 28, 2024, compared to the fifty-two weeks ended December 30, 2023.

Net cash used in financing activities was $73.4 million in the fifty-two weeks ended December 30, 2023 as compared to $238.5 million in the fifty-three weeks ended December 31, 2022. The $165.1 million decrease was due to a decrease in distributions to members in the fifty-two weeks ended December 30, 2023, compared to the fifty-three weeks ended December 31, 2022.

USPB believes cash, cash flows from operating activities, and available borrowings under the Credit Agreement will be sufficient to support its working capital and cash flow requirements.

Off-Balance Sheet Arrangements

As of December 28, 2024 and December 30, 2023, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2024 and 2023. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

The Company’s operating results are influenced by seasonal factors in the beef industry and fluctuations in the number of fed cattle. These factors affect the price NBP pays for livestock as well as the ultimate price at which NBP sells its products. The seasonal demand for beef products is highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 28, 2024, the Company did not have any outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 28, 2024, the Company’s internal control over financial reporting was effective.

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

During the quarter ended December 28, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Positions and Offices with Registrant	Term Expires in March of FY
Mark R. Gardiner	64	Chairman of the Board	2026
Joe M. Morgan	73	Vice Chairman of the Board	2026
Jerry L. Bohn	75	Secretary	2025
Wayne L. Carpenter	63	Director	2025
John M. Freund	57	Director	2026
Randall Spare	64	Director	2027
Jeff H. Sternberger	64	Director	2027
Stanley D. Linville	66	Chief Executive Officer	—
Scott J. Miller	60	Chief Financial Officer	—
Danielle D. Imel	49	Treasurer	—

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

Randall K. Spare. Dr. Spare is the President of Ashland Veterinary Center (AVC), in Ashland, Kansas. Dr. Spare and his wife Michelle started AVC in 1990. Under Dr. Spare’s direction, AVC and its six veterinarians serve large and small animal clients in a four-state region, specializing in commercial beef ranching operations, feedlots and pet owners. AVC provides reproductive services, including synchronization, artificial insemination, genomic testing and semen sales on several thousand head of registered and commercial cattle each year. Dr. Spare assists commercial cow-calf producers to understand and implement genomic information to improve cow herds and create opportunities to capture value across all production sectors. Dr. Spare assists producers in marketing 8,000 to 10,000 head annually, many of which are finished cattle delivered to USPB that consistently finish in the top 25% or higher of the USPB grid. As a member of USPB’s Board of Directors, Mr. Spare and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Compensation of Directors

The Board of Directors meets from time to time at such time and place as may be fixed by resolution adopted by a majority of the whole Board of Directors. Members of the Board of Directors receive a per diem payment of $250 for each activity on behalf of USPB, as well as direct reimbursement of travel expenses related to service on the Board of Directors.

Audit Committee

The Board of Directors has an Audit Committee consisting of Messrs. Gardiner, Bohn, and Sternberger. Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of the NASDAQ. Mr. Gardiner is Chairman of the Audit Committee. The Board of Directors has identified Mr. Bohn as an “audit committee financial expert”. The Audit Committee selects and retains an independent registered public accounting firm and assists the Board of Directors in its oversight of the integrity of U.S. Premium Beef’s financial statements, including the performance of our independent registered public accounting firm in their audit of our annual financial statements. The Audit Committee meets with management and the independent registered public accounting firm, as may be required. The independent registered public accounting firm have full and free access to the Audit Committee without the presence of management. The Audit Committee has a charter.

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

The Company has an Insider Trading Policy governing the purchase, sale and/or other dispositions of its securities by officers, directors and management personnel. This policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The policy does not apply to the Company because the Company historically has not purchased units on the open market and does not expect to do so in the future. A copy of our Insider Trading Policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 28, 2024.

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

Fiscal Year 2024 Executive Compensation Elements

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

For fiscal year 2024, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2024 USPB earnings before tax plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Long-term Incentive

Mr. Linville is eligible for a long-term incentive compensation under the 2022 Employment Agreement. If he is employed by USPB on December 26, 2026, he is to be paid long-term incentive compensation equal to fifty-one-hundredths of a percent (0.50%) of the amount by which the USPB Total Benefits from December 26, 2021 to December 26, 2026 exceed $75,000,000 (Long-Term Incentive). The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive cash bonuses.

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

Equity Compensation

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding, all of which were fully vested.

In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. These phantom units are fully vested and remain outstanding.

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

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A units. As of December 28, 2024, certain members of management own a total of 6,250 Class A and 6,250 Class B phantom unit rights awarded under the management phantom unit plans discussed above.

The Company does not grant options and therefore does not have a policy regarding the timing of making any such awards in relation to the disclosure of material non-public information.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with USPB’s management. Based on the Committee’s review and discussions with management, the Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mark Gardiner – Chairman

Joe Morgan

Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal years 2024, 2023, and 2022. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stanley D. Linville	FY 2024	372,075	0	0	377,561	(3)	136,754	(1)	886,390
Chief Executive	FY 2023	363,000	0	0	544,500	(3)	461,424	(1)	1,368,924
Officer	FY 2022	364,396	0	0	544,500	(3)	278,448	(1)	1,187,344

Scott J. Miller	FY 2024	224,307	0	0	122,208	(2)	104,679	(1)	451,194
Chief Financial	FY 2023	218,077	0	0	88,642	(2)	344,496	(1)	651,215
Officer	FY 2022	207,692	0	0	300,000	(2)	208,992	(1)	716,684

Danielle D. Imel	FY 2024	142,493	0	0	79,741	(2)	66,368	(1)	288,602
Treasurer	FY 2023	138,804	0	0	57,839	(2)	208,080	(1)	404,723
	FY 2022	131,755	0	0	195,750	(2)	127,391	(1)	454,896

(1)	Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $13,800 and $122,954, respectively in fiscal year 2024; $13,200 and $448,224, respectively in fiscal year 2023; and $12,200 and $266,248, respectively in fiscal year 2022.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $13,800 and $90,879, respectively in fiscal year 2024; $13,200 and $331,296, respectively in fiscal year 2023; and $12,200 and $196,792, respectively in fiscal year 2022.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $12,910 and $53,458, respectively in fiscal year 2024; $13,200 and $194,880, respectively in fiscal year 2023; and $11,631 and $115,760, respectively in fiscal year 2022.

(2)	This amount represents the executive's proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.

(3)	The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville's employment agreement. The amounts represent annual cash bonus of $377,561, $544,500, and $544,500 for fiscal years 2024, 2023, and 2022, respectively, and $0, $0, and $0 of long-term cash bonuses for fiscal years 2024, 2023, and 2022, respectively. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts. The cumulative annual cap is $544,500 for fiscal years 2024, 2023 and 2022.

Grants of Plan-Based Awards in the Fiscal Year 2024

The table below sets forth information regarding grants of non-equity incentive plan-based awards made to our named executive officers during fiscal year 2024.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold	Target		Maximum
Stanley D. Linville (2)	n/a	$–	$–		$1,255,938
Chief Executive Officer

Scott J. Miller	10/30/2024	$–	$28,022	(1)	$334,184
Chief Financial Officer

Danielle D. Imel	10/30/2024	$–	$18,285	(1)	$218,055
Treasurer

(1)	The target amount is based on estimated benefits for fiscal year 2025. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2025 and will be paid out over a two-year period.

(2)	The maximum compensation allowed under Mr. Linville's 2022 Employment Agreement is $2,722,500 over the contract period. Through fiscal year 2024, Mr. Linville has been paid $1,466,562 ($544,500 for fiscal year 2022, $544,500 for fiscal year 2023 and $377,562 for fiscal year 2024), leaving $1,255,938 in potential future payments to Mr. Linville during the remainder of his contract period. There were no grants of plan-based awards in fiscal year 2024 for Mr. Linville.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2025: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2025: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2025 USPB earnings before tax plus USPB grid premiums during fiscal year 2025, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

Discretionary cash bonuses may also be paid to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal years 2024, 2023, and 2022. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2024

	Phantom Plan Awards
Name and Principal Position	Number of Securities Underlying Unexercised Awards		Strike Price ($)		Expiration Date
Stanley D. Linville	1,300 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,300 Class B Units	(1)	$0.00	(3)	None
	1,000 Class A Units	(2)	$66.04		None
	1,000 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Linville, Mr. Miller and Ms. Imel vested over a 5 year period. At the end of fiscal year 2024, the unexercised phantom units were fully vested, and therefore exercisable.

(2)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Linville and Mr. Miller vest over a 5 year period. At the end of fiscal year 2024, the unexercised phantom units were fully vested and therefore fully exercisable.

(3)	During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisfied and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 4,750 Class A phantom units and 4,750 Class A phantom units remained outstanding at December 28, 2024, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
Name and Principal Position	Number of exercised awards	Value realized on exercise ($)
Stanley D. Linville	–	$–
Chief Executive Officer

Scott J. Miller	–	$–
Chief Financial Officer

Danielle D. Imel	–	$–
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2024. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose All Other Compensation exceeds $10,000.

Potential Payments Upon Termination

If the 2022 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

•	Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in fiscal year 2024, his payment would be $363,000;
•	If termination is due to permanent disability, provision of certain fringe benefits through the Deemed Termination Date, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions, (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments), through the Deemed Termination Date;
•	Annual Incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;
•	Long-term Incentive that would have accrued if Mr. Linville had remained employed under the 2022 Employment Agreement through the Deemed Termination Date; and
•	The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

If the 2022 Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

•	Salary earned to the date of the termination; and
•	Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

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

The table below reflects compensation paid to each director during the fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	2,250
Joe M. Morgan	2,250
Jerry L. Bohn	2,000
Wayne L. Carpenter	2,000
John M. Freund	2,000
Rex McCloy	750
Randall Spare	1,750
Jeff H. Sternberger	2,000

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

•	Median employee total annual compensation for 2024	$ 214,945
•	Stanley D. Linville total annual compensation for 2024	$ 886,390
•	Ratio of Stanley D. Linville to Median employee compensation	4 : 1

In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 28, 2024. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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
Total

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 22, 2025 regarding the only persons known by the Company to own directly or indirectly, more than 5 percent of its Class A and Class B units.

	Title of Class	Number of Units Beneficially Owned	Percent of Class
Black Diamond Cattle Co, Inc. (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846
John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871
Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871
Jerald Bohn (4)	Class A	40,901	5.6%
5019 W. Wavecrest Circle	Class B	33,351	4.4%
Wichita, KS 67205
Jeff Sternberger (5)	Class A	40,770	5.5%
05013 13 Rd	Class B	40,770	5.4%
Ingalls, KS 67853

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc.
(2)	Includes i) 54,288 Class A and 30,000 Class B units held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and ii) 24,288 Class B units held by Fairleigh Corporation dba Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC of which Mr. Bohn is a part owner and 250 Class B units held by the Jerald L. Bohn Revocable Trust.
(5)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager, and ii) 2,000 Class A and Class B units owned CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.

Security Ownership of Management

The following table furnishes information, as of February 22, 2025, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 26, and (iii) all current directors and executive officers as a group.

	Beneficial Ownership of
	Class A Units		Class B Units
Name	Number	Percentage(1)	Number	Percentage(1)
Jerry L. Bohn (2)	40,901	5.6%	33,351	4.4%
Jeff H. Sternberger(3)	40,770	5.5%	40,770	5.4%
Joe M. Morgan(4)	33,128	4.5%	17,865	2.4%
Wayne L. Carpenter (5)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner(6)	3,000	0.4%	3,000	0.4%
John M. Freund(7)	2,225	0.3%	2,225	0.3%
Randall K. Spare(8)	220	0.0%	370	0.0%
Stanley D. Linville	–	0.0%	–	0.0%
Scott J. Miller	–	0.0%	–	0.0%
Danielle D. Imel	–	0.0%	–	0.0%
Directors and Executive Officers as a group (10 persons)(9)	126,244	17.2%	103,581	13.7%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Feeders, LLC, of which Mr. Bohn is a part owner, and 250 Class B units held by the Jerald L. Bohn Revocable Trust.
(3)	Includes i) 38,770 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager, and ii) 2,000 Class A and Class B units held by CRI Feeders of Guymon, LLC of which Mr. Sternberger is a director.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes i) 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(6)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust
(7)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting power.
(8)	Includes i) 220 Class A and 370 Class B units held by the Randall Spare, over which Mr. Spare has sole voting power.
(9)	Reflects unit ownership by all seven directors and the named executive officers of USPB.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

USPB’s Board of Directors has not adopted a formal policy or procedure that must be followed prior to any transaction, arrangement or relationship with a related person, as defined by SEC regulations (e.g., directors, executive officers, any 5 percent shareholder, or immediate family member of any of the foregoing).

USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management. It deals with conflicts of interest, among other things. The Code of Conduct prohibits any conduct or activities that conflict with the interests of the Company, or that might influence or appear to influence our judgment or actions in performing our duties. The Code of Conduct also requires directors and all levels of management to make full written disclosure of any activity that may present a conflict of interest and receive prior written approval from the Company. No waivers have been granted.

Our directors and all levels of management are required each year to respond to a questionnaire regarding their independence. The questionnaire also requires each director and all levels of management to identify if they or an immediate family member had been indebted to or had been a participant in any material transactions with, the Company or any of its affiliates. The questionnaire requires disclosure of the name of related parties if such parties have an ownership or management control relationship with the Company sufficient to exert significant influence over the Company’s management or operating policies which could cause significantly different operating results or financial position of the Company.

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

Transactions with NBP

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2024, 2023, and 2022, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2024, 2023, and 2022, USPB’s Class A unitholders and associates average deliveries were approximately 24.3% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

NBP also purchased additional cattle from certain USPB members and associates outside of the Amended Agreement. For information regarding related party transactions, see Note 7. “Related Party Transactions” in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP an independent registered public accounting firm served as our auditor for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 (thousands of dollars).

	December 28, 2024	December 30, 2023	December 31, 2022

Audit Fees	$145	$142	$139
Audit Related Fees	–	–	–
Tax Fees	–	–	–
Total	$145	$142	$139

Audit Fees

Audit fees relate to the audits of our financial statements on Form 10-K and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees relate to consultations on accounting related matters. We did not pay any other type of fee and did not receive any other services.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

Our Audit Committee appoints our independent registered public accounting firm. The Audit Committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation and oversight of our independent registered public accounting firm. The Audit Committee approves in advance all work to be performed by the independent registered public accounting firm.

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

10.5(a)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 20, 2019).
10.5(b)	Credit Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 13, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).
10.5(c)	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).

10.5(d)	Affirmation of Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).
10.5(e)	Amendment to the Amended and Restated Revolving Term Promissory Note Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 10, 2023, incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 10, 2023).
10.6(a)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).
10.6(b)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).
10.6(c)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 22, 2021 and effective as of December 26, 2021 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 22, 2021).
10.6(d)*	Restricted Securities Trading Policy for Associated Persons (filed herewith).
10.7	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011 (incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).
19.1	Insider Trading Policy
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 13, 2025

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville	Chief Executive Officer	March 13, 2025
Stanley D. Linville	(Principal Executive Officer)

/s/ Scott J. Miller	Chief Financial Officer	March 13, 2025
Scott J. Miller	(Principal Executive Officer)

/s/ Mark R. Gardiner	Chairman of the Board	March 13, 2025
Mark R. Gardiner

/s/ Joe M. Morgan	Vice Chairman of the Board	March 13, 2025
Joe M. Morgan

/s/ Jerry L. Bohn	Secretary	March 13, 2025
Jerry L. Bohn

/s/ Wayne L. Carpenter	Director	March 13, 2025
Wayne L. Carpenter

/s/ John M. Freund	Director	March 13, 2025
John M. Freund

/s/ Randall K. Spare	Director	March 13, 2025
Randall K. Spare

/s/ Jeff H. Sternberger	Director	March 13, 2025
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2

Balance Sheets at December 28, 2024 and December 30, 2023	F-3

Statement of Operations for the years ended December 28, 2024, December 30, 2023, and December 31, 2022	F-4

Statement of Cash Flows for the years ended December 28, 2024, December 30, 2023, and December 31, 2022	F-5

Statement of Members' Capital for the years ended December 28, 2024, December 30, 2023, and December 31, 2022	F-6

Notes to Financial Statements	F-7

Audited Financial Statements of Significant Equity Method Investee under Rule 3-09 of Regulation S-X:

National Beef Packing Company, LLC Consolidated Balance Sheet at December 28, 2024 and December 30, 2023 and Consolidated Statement of Operations, Comprehensive Income, Cash Flows and Members’ Capital for years ended December 28, 2024, December 30, 2023, and December 31, 2022 and Notes to Consolidated Financial Statements	F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

U.S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware Limited Liability company) (the “Company”) as of December 28, 2024 and December 30, 2023, the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri
March 12, 2025

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$39,008	$58,481
Certificate of Deposit	30,224	20,000
Accrued interest receivable	185	37
Due from affiliates	182	283
Other current assets	901	1,675
Total current assets	70,500	80,476
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	244	231
Net property, plant, and equipment	30	43
Right of use assets, net	228	283
Investment in National Beef Packing Company, LLC	169,381	162,597
Other assets	1	2
Total assets	$240,140	$243,401
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$28	$28
Due to other affiliates	74	48
Accrued compensation and benefits	2,413	3,225
Lease obligations	61	56
Other accrued expenses and liabilities	293	390
Distributions payable	153	–
Total current liabilities	3,022	3,747
Long-term liabilities:
Lease obligations	167	228
Other liabilities	7,307	7,293
Total long-term liabilities	7,474	7,521
Total liabilities	10,496	11,268

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	229,644	232,133
Total members' capital	229,644	232,133
Total liabilities and members' capital	$240,140	$243,401

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative expenses	3,268	3,525	7,089
Depreciation and amortization	13	20	20
Total costs and expenses	3,281	3,545	7,109
Operating loss	(3,281)	(3,545)	(7,109)
Other income:
Interest income	3,001	3,238	1,091
Interest expense	–	(1)	(3)
Equity in income of National Beef Packing Company, LLC	6,784	41,171	174,670
Other, net	1,010	713	710
Total other income	10,795	45,121	176,468
Net income	$7,514	$41,576	$169,359

Income per unit:
Basic and diluted
Class A units	$1.02	$5.65	$23.03
Class B units	$8.95	$49.54	$201.78

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	52 weeks ended	52 weeks ended	53 weeks ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$7,514	$41,576	$169,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13	20	20
Equity in net income of National Beef Packing Company, LLC	(6,784)	(41,171)	(174,670)
Distributions from National Beef Packing Company, LLC	0	58,130	208,404
Changes in assets and liabilities:
Accounts receivable	0	9	39
Accrued interest receivable	(148)	(37)	0
Due from affiliates	101	638	(863)
Other assets	773	(1,671)	0
Accounts payable	0	(8)	22
Due to affiliates	26	(1,109)	1,150
Accrued compensation and benefits	(799)	(1,655)	2,587
Other accrued expenses and liabilities	58	(580)	(141)
Net cash provided by operating activities	754	54,142	205,907
Cash flows from investing activities:
Capital expenditures	0	(9)	(53)
Redemption of Certificate of Deposit	60,000	20,000	0
Investment in Certificate of Deposit	(70,224)	(40,000)	0
Net cash used in investing activities	(10,224)	(20,009)	(53)
Cash flows from financing activities:
Member distributions	(10,003)	(73,384)	(238,522)
Net cash used in financing activities	(10,003)	(73,384)	(238,522)
Net (decrease) increase in cash	(19,473)	(39,251)	(32,668)
Cash and cash equivalents at beginning of period	58,481	97,732	130,400
Cash and cash equivalents at end of period	$39,008	$58,481	$97,732
Supplemental cash disclosures:
Cash paid during the period for interest	$0	$0	$3
Cash paid during the period for taxes	$65	$409	$396
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$0	$316	$0

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members'
capital
Balance at December 25, 2021	$332,272
Net income for the year ended December 31, 2022	169,359
Member distributions	(237,690)
Balance at December 31, 2022	$263,941
Net income for the year ended December 30, 2023	41,576
Member distributions	(73,384)
Balance at December 30, 2023	$232,133
Net income for the year ended December 28, 2024	7,514
Member distributions	(10,003)
Balance at December 28, 2024	$229,644

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

In November 2023, the FASB issued ASU 2023-07, that improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The standard requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, public entities with a single reportable segment must provide all the disclosures required by ASU 2023-07, as well as all existing segment disclosures in accordance with Accounting Standards Codification 280. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (year ending December 28, 2024 for the Company and effective for interim periods within fiscal years beginning after December 15,2024). The Company adopted ASU 2023-07 for the year ended December 28, 2024 (see segment reporting section of this note) and applied it retrospectively.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The Company files annual reports for each 52 week or 53-week period ended on the last Saturday in December. Fiscal years 2024 and 2023 were 52-week years and 2022 was a 53-week year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 28, 2024 and December 30, 2023, the Company’s balance sheet reflected Cash and cash equivalents of $39.0 million and $58.5 million, respectively. The cash is invested in CoBank’s overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit

Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. As of December 28, 2024, USPB had the following Certificates of deposit in place at USBank:

Investment Date	Maturity Date	Interest Rate	Investment Amount
9/19/2024	3/20/2025	3.65%	$10,000,000
12/19/2024	6/20/2025	3.05%	$10,224,357
10/3/2024	10/2/2025	3.77%	$10,000,000

Other Current Assets

Included in Other Current Assets are receivables from several states, with the largest amounts being due from California and New Jersey. The taxes are withheld by NBP from its members distributions.

Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but does not have financial or operational control.

The table below summarizes the changes to USPB’s investment in NBP.

	December 28, 2024	December 30, 2023
	(thousands of dollars)
Beginning Investment Balance	$162,597	$179,556
Equity in net income	6,784	41,171
Distributions	–	(58,130)
Ending Investment Balance	$169,381	$162,597

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of National Beef Packing Company, LLC is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019. The difference will be amortized over a fifteen-year period.

For fiscal years 2024 and 2023, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluations included both quantitative and qualitative factors. The quantitative approach that was used in fiscal year 2023 computed the fair value of the investment using a market based approach and resulted in a fair value that exceeded the carrying value. The qualitative analysis in fiscal years 2024 and 2023 gave consideration the length of USPB’s investment in NBP and the understanding that the carrying value of the investment fluctuates with the cattle cycle, but USPB remains committed to the investment. There were no qualitative items in fiscal year 2024 and 2023 that indicated that the quantitative determination was not correct. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 28, 2024 and December 30, 2023.

Beginning on January 1, 2023, and annually thereafter, NBP’s minority members, including USPB, are eligible to deliver a put notice to NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A. (NBM). The put period begins on January 1 and ends on January 31 of each year. During the put period, a NBP minority member can put to NBM a maximum of one third of the aggregate units owned by such minority member as of February 28, 2019 and a minimum of 20% of the aggregate units owned by the applicable minority member as of February 28, 2019.  USPB’s Board of Directors gave consideration to USPB’s put option in November 2024 and chose to not exercise the put option for the January 2025 put period. See the attached financial statements for NBP.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 28, 2024 and December 30, 2023 follows (thousands of dollars):

	December 28, 2024	December 30, 2023
Machinery and equipment	$30	$30
Furniture and fixtures	148	148
Trailers and automotive equipment	96	96
Total property, plant, and equipment, at cost	274	274
Accumulated depreciation	244	231
Property, plant, and equipment, net	$30	$43

Depreciation expense was less than $0.1 million for fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022.

Distributions Payable

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in Distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable were less than $0.2 million and $0.1 million as of December 28, 2024 and December 30, 2023.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 28, 2024 and December 30, 2023, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.1 million and $0.1 million, respectively, and accrued expenses of $0.1 million and $0.1 million, respectively.

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

As of December 28, 2024 and December 30, 2023, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreements. The accrued amounts are included in Other liabilities on the balance sheet. The CEO’s employment agreement expires on December 26, 2026.

Segment Reporting

USPB is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. USPB’s equity method investment is the operating segment of USPB. Accordingly, USPB has one reportable segment. The remaining activity of USPB relates to the corporate function of the Company. The total amount of investment in equity method investees is disclosed in the Company’s balance sheets above.

USPB’s CEO is the Chief Operating Decision Maker (CODM) for USPB. As the CODM, he is responsible for managing all of USPB’s operations. The Company’s primary business operation is managing its members’ investment in National Beef. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The segment participates in activities and derives income.

The CODM assesses performance of the segment based on equity in earnings of National Beef for purposes of allocating resources and evaluating financial performance as presented on the statement of operations. The CODM uses this measure in the annual budgeting and monthly forecasting process and to evaluate income generated from segment assets to distribute cash to unitholders. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Significant segment expenses regularly provided to the CODM are the financial statement line items of National Beef, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	52 weeks ended December 28, 2024
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$12,373,291	$(12,373,291)	$–		$–
Cost of sales	11,998,533	(11,998,533)	–		–
Selling, general and administrative expenses	124,820	(124,820)	(3,268)		(3,268)
Depreciation and amortization	160,179	(160,179)	(13)		(13)
Interest income	110	(110)	3,001		3,001
Interest expense	(41,658)	41,658	–		–
Other, net	–	–	1,010		1,010
Income tax expense	(797)	797	–		–
Net income	$49,008	(49,008)		$
Equity in earnings of National Beef	$6,784				$6,784
Net income of USPB					$7,514

Total assets	$2,254,845	$(2,254,845)	$240,140		$240,140
Total liabilities	$(1,173,748)	$(1,173,748)	$(10,496)		$(10,496)
Capital Expenditures for segment assets	$(161,048)	$161,048	$–		$–

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	53 weeks ended December 30, 2023
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$11,949,876	$(11,949,876)	$–	$–
Cost of sales	11,403,911	(11,403,911)	–	–
Selling, general and administrative expenses	105,868	(105,868)	(3,525)	(3,525)
Depreciation and amortization	133,782	(133,782)	(20)	(20)
Interest income	66	(66)	3,238	3,238
Interest expense	(26,544)	26,544	(1)	(1)
Other, net	–	–	713	713
Income tax expense	2,692	(2,692)	–	–
Net income	$277,145	(277,145)
Equity in earnings of National Beef	$41,171			$41,171
Net income of USPB				$41,576

Total assets	$2,268,689	$(2,268,689)	$243,101	$243,101
Total liabilities	$1,236,404	$1,236,404	$(11,268)	$(11,268)
Capital Expenditures for segment assets	$(191,827)	$191,827	$(9)	$(9)

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	53 weeks ended December 31, 2022
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$11,876,074	(11,876,074)	$–		$–
Cost of sales	10,475,341	(10,475,341)	–		–
Selling, general and administrative expenses	103,173	(103,173)	(7,089)		(7,089)
Depreciation and amortization	124,357	(124,357)	(20)		(20)
Interest income	167	(167)	1,091		1,091
Interest expense	(5,650)	5,650	(3)		(3)
Other, net	–	–	710		710
Income tax expense	4,885	(4,885)	–		–
Net income	$1,162,835	(1,162,835)		$
Equity in earnings of National Beef	$174,670				$174,670
Net income of USPB					$169,359

Total assets	$2,151,771	$(2,151,771	$278,391		$278,391
Total liabilities	$(1,140,989)	$(1,140,989)	$(14,450)		$(14,450)
Capital Expenditures for segment assets	$200,782	(200,782)	$(53)		$(53)

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

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

Income Per Unit Calculation	52 weeks ended	52 weeks ended	53 weeks ended
(thousands of dollars, except unit and per unit data)	December 28, 2024	December 30, 2023	December 31, 2022

Basic and diluted earnings per unit:
Income attributable to USPB available to unitholders (numerator)
Class A	$751	$4,158	$16,936
Class B	$6,763	$37,418	$152,423

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$1.02	$5.65	$23.03
Class B	$8.95	$49.54	$201.78

NOTE 3. Long-Term Debt and Loan Agreements

(a)       Credit Agreement

On July 13, 2020, USPB, and CoBank, ACB (CoBank), entered into a Credit Agreement (the “Credit Agreement”), Amended and Restated Revolving Term Promissory Note (the “Promissory Note”), and an Affirmation of Pledge Agreement (together with the Credit Agreement and the Promissory Note, collectively, the “Loan Agreements”).

The Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of December 28, 2024. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the Promissory Note). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

As of December 28, 2024, USPB had no short-term or long-term debt outstanding. USPB was in compliance with the financial covenant under its Credit Agreement as of December 28, 2024 and December 30, 2023.

(b)       Operating Leases

USPB’s two office leases are accounted for under ASC 842, Leases. The Kansas City, MO office renewed its office lease in March 2023 and has a remaining term of approximately 3.25 years. The Dodge City, KS office renewed its office lease in October 2023 and has a remaining term of approximately 4.0 years. The Kansas City office lease agreement provides for renewals beyond the remaining term; the Dodge City office lease agreement does not provide for renewals beyond the remaining term. The monthly lease payment for the Kansas City office was $4,865, as of December 2024, and increases by approximately 3% on April 1 of each year. The monthly lease payment for the Dodge City office was $1,050, as of December 2024. In January 2024, the Dodge City lease payment increased to $1,050, and remains the same through the balance of the lease term. Both offices are used for general office use only. As of December 28, 2024, the present value of the remaining operating lease payments for the offices equaled $0.2 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value for the Kansas City office was 6.05% and for the Dodge City office 6.00%, USPB’s incremental borrowing rate adjusted for the lease term.

The table below states the total of the remaining lease payments as of December 28, 2024 (thousands of dollars):

2025	$72
2026	74
2027	76
2028 (3 months)	29
Total	251
Less: future interest	23
Lease liabilities recognized	$228

NOTE 4. Employee Options and Benefit Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. The payment to management was reduced by the strike price for both the Class A phantom units and Class B phantom units and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal years 2024 and 2023, 4,750 Class A phantom units and 4,750 Class B phantom units remain outstanding. The phantom units became fully vested in August 2015. For the 2010 management phantom unit plan, a reduction of compensation expense of $0.1 million in fiscal year 2024, and compensation expense of $0.1 million, and $2.6 million was recognized in fiscal years 2023 and 2022.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013 (the grant date fair value was established using a Black Scholes model). The phantom units became fully vested in January 2018 and remain outstanding at the end of fiscal years 2024 and 2023. For the 2013 management phantom unit plan, a reduction of compensation expense of $0.1 million was recognized in fiscal year 2024, a reduction of compensation expense of $0.2 million occurred in 2023 and compensation expense of $0.7 million was recognized in fiscal year 2022.

As of December 28, 2024 and December 30, 2023, the Company had accrued $8.5 million and $9.0 million, respectively, for the management phantom plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

	December 28, 2024	December 30, 2023
	(thousands of dollars)
Current phantom unit	$1,703	$2,075
Long-term phantom unit	6,810	6,972
	$8,513	$9,047

USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 28, 2024 and December 30, 2023, the Company had accrued $0.8 million and $1.1 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits and other liabilities on the balance sheet.

The Company maintains a tax-qualified employee savings and retirement plan (the “401(k) Plan)) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million, $0.1 million, and $0.1 million for fiscal years 2024, 2023, and 2022, respectively.

NOTE 5. Other Expense or Income

Other non-operating income, net was $1.0 million for fiscal year 2024, and $0.7 million for fiscal years 2023, and 2022, respectively. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss is passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes were approximately $0.1 million in fiscal year 2024 and $0.4 million in fiscal years 2023 and 2022.

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

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (the “Amended Agreement”).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2024, 2023, and 2022, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. For fiscal years 2024, 2023, and 2022, the average cattle deliveries by USPB’s Class A unitholders and associates were approximately 24.3% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

At December 28, 2024 and December 30, 2023, the Company had receivables of approximately $0.1 million due from unitholders and associates. At December 28, 2024 and December 30, 2023, the Company had receivables of less than $0.1 million and $0.2 million due from NBP, respectively.

At December 28, 2024 and December 30, 2023, the Company had payables of $0.2 million and $0.0 million due to unitholders and associates.

NOTE 8. Legal Proceedings

As of December 28, 2024, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement was submitted to the District Court for approval and the District Court granted a motion to preliminarily approve the settlement on January 15, 2025. The District Court granted a motion to preliminarily approve the settlement for approximately $14.2 million on January 15, 2025. NBP has made an accrual for the potential settlement. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

NATIONAL BEEF PACKING COMPANY, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers

National Beef Packing Company, LLC

We have audited the consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital for each of the three fiscal years in the period ended December 28, 2024, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2024, in accordance with accounting principles generally accepted in the United States of America.

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

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are available to be issued.

Auditor’s responsibilities for the audit of the financial statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements. In performing an audit in accordance with US GAAS, we:

•	Exercise professional judgment and maintain professional skepticism throughout the audit.

•	Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

•	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.

•	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.

•	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ Grant Thornton LLP

Kansas City, Missouri

February 21, 2025

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$10,661	$16,373
Accounts receivable, less allowance for returns and expected credit losses of $7,904 and $3,480, respectively	364,977	380,206
Due from affiliates	4,156	4,885
Other receivables	4,293	9,489
Inventories	451,783	423,126
Other current assets	53,317	60,049
Total current assets	889,187	894,128
Property, plant and equipment, at cost:
Land and improvements	116,161	107,212
Buildings and improvements	451,426	351,728
Machinery and equipment	947,698	815,067
Trailers and automotive equipment	5,377	5,686
Furniture and fixtures	27,965	25,373
Construction in progress	131,224	275,214
	1,679,851	1,580,280
Less accumulated depreciation	699,587	651,597
Net property, plant and equipment	980,264	928,683
Goodwill	30,634	30,634
Other intangibles, net of accumulated amortization of $608,736 and $560,291, respectively	261,552	309,997
Right of use assets, net of accumulated amortization of $63,836 and $59,944, respectively	82,099	84,621
Other assets	11,109	20,626
Total Assets	$2,254,845	$2,268,689
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$26,304	$26,215
Current portion of right of use liabilities	23,975	24,257
Cattle purchases payable	225,263	185,155
Accounts payable — trade	153,656	123,112
Due to affiliates	1,071	979
Accrued compensation and benefits	60,220	91,294
Accrued insurance	21,953	11,770
Other accrued expenses and liabilities	64,753	45,934
Total current liabilities	577,195	508,716
Long-term debt, excluding current installments	521,786	648,868
Long-term portion of right of use liabilities	58,946	62,424
Other liabilities	15,821	16,396
Total liabilities	1,173,748	1,236,404
Commitments and contingencies
Members’ capital:
Members’ capital	1,081,751	1,032,743
Accumulated other comprehensive loss	(654)	(458)
Total members’ capital	1,081,097	1,032,285
Total Liabilities and Members' capital	$2,254,845	$2,268,689

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022
Net sales	$12,373,291	$11,949,876	$11,876,074
Costs and expenses:
Cost of sales	11,998,533	11,403,911	10,475,341
Selling, general and administrative	124,820	105,868	103,173
Depreciation and amortization	160,179	133,782	124,357
Total costs and expenses	12,283,532	11,643,561	10,702,871
Operating income	89,759	306,315	1,173,203
Other income (expense):
Interest income	110	66	167
Interest expense	(41,658)	(26,544)	(5,650)
Income before taxes	48,211	279,837	1,167,720
Income tax expense	(797)	2,692	4,885
Net income	$49,008	$277,145	$1,162,835

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022
Net income	$49,008	$277,145	$1,162,835
Other comprehensive income (loss):
Foreign currency translation adjustments	(196)	(189)	(137)
Comprehensive income	$48,812	$276,956	$1,162,698

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022
Cash flows from operating activities:
Net income	$49,008	$277,145	$1,162,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,179	133,782	124,357
Provision for returns and doubtful accounts	13,276	11,028	12,980
Deferred income tax provision	325	(43)	497
(Gain)/Loss on disposal of property, plant and equipment	(83)	145	1,438
Amortization of debt issuance costs	924	920	822
Change in assets and liabilities:
Accounts receivable	1,953	(92,627)	24,483
Due from affiliates	729	(1,049)	3,254
Other receivables	5,196	(3,874)	(960)
Inventories	(28,657)	(2,977)	(3,986)
Other assets	15,924	26,293	6,468
Right of use assets and lease liabilities, net	(1,238)	1,655	(1,088)
Cattle purchases payable	40,108	(16,400)	66,034
Accounts payable	28,076	(21,817)	(4,906)
Due to affiliates	92	(4,430)	372
Accrued compensation and benefits	(31,074)	(103,515)	(171,374)
Accrued insurance	10,183	299	(12,074)
Other accrued expenses and liabilities	18,244	711	(13,989)
Net cash provided by operating activities	283,165	205,246	1,195,163
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(161,048)	(191,827)	(200,782)
Proceeds from sale of property, plant and equipment	395	688	382
Net cash used in investing activities	(160,653)	(191,139)	(200,400)
Cash flows from financing activities:
Receipts under revolving credit lines	6,274,144	1,812,856	892,000
Payments under revolving credit lines	(6,380,000)	(1,650,000)	(892,000)
Receipts under reducing revolving credit lines	4,150,000	4,530,000	1,745,000
Payments under reducing revolving credit lines	(4,170,000)	(4,340,000)	(1,425,000)
Repayments of other indebtedness/finance leases	(2,157)	(4,035)	(2,420)
Cash paid for financing costs	–	–	–
Member distributions	–	(385,660)	(1,382,641)
Net cash used in financing activities	(128,013)	(36,839)	(1,065,061)
Effect of exchange rate changes on cash	(211)	(203)	(140)
Net decrease in cash	(5,712)	(22,935)	(70,438)
Cash and cash equivalents at beginning of period	16,373	39,308	109,746
Cash and cash equivalents at end of period	$10,661	$16,373	$39,308
Supplemental disclosures:
Cash paid during the period for interest	$44,314	$38,049	$8,310
Cash paid during the period for taxes	$80	$405	$2,963
Supplemental non-cash disclosures of operating and investing activities:
Non-cash additions to property, plant and equipment included in accounts payable	$5,678	$3,210	$3,625

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	TOTAL
Balance at December 25, 2021	$1,011,064	$(132)	$1,010,932
Net income	1,162,835	–	1,162,835
Distributions	(1,032,641)	–	(1,032,641)
Foreign currency translation adjustments	–	(137)	(137)
Balance at December 31, 2022	$1,141,258	$(269)	$1,140,989
Net income	277,145	–	277,145
Distributions	(385,660)	–	(385,660)
Foreign currency translation adjustments	–	(189)	(189)
Balance at December 30, 2023	$1,032,743	$(458)	$1,032,285
Net income	49,008	–	49,008
Distributions	–	–	–
Foreign currency translation adjustments	–	(196)	(196)
Balance at December 28, 2024	$1,081,751	$(654)	$1,081,097

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Dallas, Texas, provides trucking services to the Company and to third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas.  As of December 28, 2024, and December 30, 2023, approximately 57% of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 6).

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2024 and 2023 were each 52-week fiscal years. Fiscal 2022 was a 53-week fiscal year. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

The following table represents the rollforward of the allowance for returns and expected credit losses for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 31, 2022	$(3,223)	$(12,980)	$13,128	$(3,075)
December 30, 2023	$(3,075)	$(11,028)	$10,623	$(3,480)
December 28, 2024	$(3,480)	$(13,276)	$8,852	$(7,904)

Inventories

Inventories consist primarily of beef, beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

Inventories at December 28, 2024 and December 30, 2023 consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Dressed and boxed beef products	$352,726	$317,891
Beef by-products	34,637	44,833
Parts, supplies and other	64,420	60,402
Total inventory	$451,783	$423,126

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $111.7 million, $85.1 million and $75.3 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $10.0 million, $12.7 million and $4.2 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets.  Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property, plant and equipment may not be recoverable during 2024, 2023 or 2022.

Goodwill and Other Intangible Assets

Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other, provides that goodwill shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives. The Company evaluates goodwill annually for impairment at the end of December and this test involves comparing the fair value of the reporting unit to the reporting unit’s book value to determine if any impairment exists.  Fair values are based on valuation techniques we believe market participants would use, although the valuation process requires significant judgment and often involves the use of significant estimates and assumptions. The Company calculates the fair value of the reporting unit using estimates of future cash flows and other market comparable information deemed appropriate. The estimates and assumptions used in determining fair value could have a significant effect on whether or not an impairment charge is recorded and the magnitude of such a charge.  If the book value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As a result of the testing performed on the Company’s goodwill, the fair value exceeded the carrying value of the reporting unit and thus no impairment charge was recorded in the periods presented. Adverse market or economic events could result in impairment charges in future periods.

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2024, 2023, or 2022 related to the Company’s long-lived assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (in thousands):

	Weighted	December 28, 2024
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$303,558
Trade names	20	290,148	177,484
Cattle supply relationships	15	143,600	124,454
Other	6	3,240	3,240
Total intangible assets		$870,288	$608,736

	Weighted	December 30, 2023
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$279,188
Trade names	20	290,148	162,983
Cattle supply relationships	15	143,600	114,880
Other	6	3,240	3,240
Total intangible assets		$870,288	$560,291

For the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 the Company recognized $48.4 million, $48.7 million and $49.1 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 28, 2024, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2025	$48,445
2026	48,445
2027	38,872
2028	38,872
2029	38,872
Thereafter	48,046
Total	$261,552

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

Self-insurance

The Company is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits.  The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of claims. Self-insured losses are accrued in accrued insurance and other long-term liabilities in the Company’s consolidated balance sheets based upon the Company’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company. To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company.  National Carriers Inc. remains subject to examination of its income taxes for fiscal years 2024, 2023, 2022, 2021 and 2020.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 28, 2024 and December 30, 2023, as substantially all debt carries variable interest rates.

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $21.8 million, $23.5 million and $25.7 million for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

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

Disaggregated Revenue

The following table further disaggregates our sales by major revenue stream for the fiscal years ended (in thousands):

	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022
Beef, pork, & beef by-products	$12,800,918	$12,336,171	$12,238,662
Other	243,273	288,681	299,729
Intercompany	(670,900)	(674,976)	(662,317)
Net Sales	$12,373,291	$11,949,876	$11,876,074

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

Changes in the contract liability balances during 2024 are as follows (in thousands):

	December 28, 2024	December 30, 2023	Change
Contract liabilities	$13,992	$19,939	$(5,497)

Changes in the contract liability balances during 2023 are as follows (in thousands):

	December 30, 2023	December 31, 2022	Change
Contract liabilities	$19,939	$18,594	$1,345

Substantially all of the contract liability as of December 30, 2023 was recognized in revenue during 2024. The Company expects to recognize substantially all of the current year liability in 2025.

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

During our fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 we recognized rent expense associated with our leases as follows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost:
Fixed rent expense	$29,120	$30,030	$26,865
Variable rent expense	–	34	61
Finance lease cost:
Amortization of ROU assets	2,025	2,254	2,326
Interest expense	154	236	320
Short-term lease cost	15,329	12,097	4,642

Net lease cost	$46,628	$44,651	$34,214

Lease cost – Cost of sales	$43,238	$41,220	$29,772
Lease cost – SG&A	1,211	941	1,796
Lease cost – Depreciation & Amortization	2,025	2,254	2,326
Lease cost – Interest expense	154	236	320

Net lease cost	$46,628	$44,651	$34,214

Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 28, 2024, and December 30, 2023, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

	December 28, 2024	December 30, 2023
Finance lease ROU assets	$1,969	$3,899
Finance lease liabilities:
Current installments of long-term debt	2,228	2,140
Long-term debt	239	2,389

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 we had the following cash and non-cash activities associated with our leases (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,574	$28,702	$28,605
Operating cash flows from finance leases	162	222	346
Financing cash flows from finance leases	2,152	1,889	2,461

Supplemental non-cash information
Additions to ROU assets obtained from:
New operating lease liabilities	23,578	41,400	22,663
New finance lease liabilities	96	242	46

The future payments due under operating and finance leases as of December 28, 2024 is as follows (in thousands):

	Operating	Finance
Due in:
2024	$23,975	$2,228
2025	27,432	301
2026	16,937	11
2027	8,565	–
2028	6,815	–
Thereafter	9,285	–
Total	93,009	2,540

Future interest	(10,088)	(73)

Lease liabilities recognized	$82,921	$2,467

As of December 28, 2024, the weighted-average remaining lease term for all operating leases is 4.08 years, while the weighted-average remaining lease term for all finance leases is 1.14 years. As of December 30, 2023, the weighted-average remaining lease term for all operating leases is 4.09 years, while the weighted-average remaining lease term for all finance leases is 2.06 years.

As of December 28, 2024, the weighted-average discount rate associated with operating leases is 4.67%, while the weighted-average discount rate associated with finance leases is 4.6%. As of December 30, 2023, the weighted-average discount rate associated with operating leases is 4.19%, while the weighted-average discount rate associated with finance leases is 4.44%.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 28, 2024, and December 30, 2023, debt consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Short-term debt:
Reducing revolver credit facility (a)	$25,000	$25,000
Current portion of loan costs (c)	(924)	(924)
Current portion of finance lease obligations	2,228	2,139
	26,304	26,215
Long-term debt:
Reducing revolver credit facility (a)	465,000	485,000
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	57,000	162,856
Long-term portion of loan costs (c)	(2,453)	(3,377)
Long-term finance lease obligations	239	2,389
	521,786	648,868
Total debt	$548,090	$675,083

 ___________________________________

(a) Senior Credit Facilities - In September 2023, the Company amended its Fourth Amended and Restated Credit Agreement (Debt Agreement). The Debt Agreement matures in September 2028. The Debt Agreement includes a $775.0 million reducing revolver loan and a $350.0 million revolving credit facility. The reducing revolver loan commitment decreases by $25.0 million on each annual anniversary of the Debt Agreement. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a financial covenant that requires the Company to maintain a minimum tangible net worth; at December 28, 2024, the Company was in compliance with the financial covenant.

At December 28, 2024, the Company’s outstanding debt balance under the Debt Agreement was $547.0 million. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the SOFR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.50% to 2.75% depending upon certain financial ratios and the rate selected. As of December 28, 2024 the interest rate on the reducing revolver credit facility and the revolving credit facility was 6.75% and 6.80%, respectively.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes. Unused capacity under the revolving credit facility can also be used to issue letters of credit. There were letters of credit aggregating $2.2 million outstanding at December 28, 2024.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the annual reduction in the commitment amount. On December 28, 2024, after deducting outstanding amounts and issued letters of credit, $240.5 million of the unused revolving credit facility and $260.0 million of the reducing revolver commitment was available to the Company.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Debt issuance costs - In conjunction with the 2023 Debt Amendment, the Company paid financing charges of approximately $2.12 million which are being amortized over the life of the loan along with any unamortized loan charges from previous amendments.

Amortization of $0.9 million, $0.9 million and $0.8 million was charged to interest expense during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 28, 2024, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2025	$27,228
2026	228
2027	1,011
2028	522,000
2029	1,000
Thereafter	–
Total minimum principal maturities	551,467
Total unamortized loan costs	(3,377)
Total debt	$548,090

NOTE 6.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans matching contributions totaled approximately $6.1 million, $5.0 million and $4.4 million for the fiscal years 2024, 2023 and 2022, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which was included in Cost of sales during 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.9 million and is included in Other accrued expenses and liabilities on the consolidated balance sheets. The long-term portion of the withdrawal liability is approximately $13.1 million and $14.0 million as of December 28, 2024 and December 30, 2023 and is included in Other liabilities on the consolidated balance sheets.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022
Current provision:
Federal	$(778)	$1,288	$2,095
State	(426)	1,430	2,166
Foreign	82	17	127
Total current tax expense	(1,122)	2,735	4,388
Deferred provision:
Federal	272	(37)	415
State	53	(6)	82
Foreign	–	–	–
Total deferred tax expense	325	(43)	497
Total income tax expense	$(797)	$2,692	$4,885

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with various Marfrig affiliates, and a company affiliated with NBPCo Holdings, which holds an ownership interest in the Company, in the ordinary course of business.

During fiscal years 2024, 2023 and 2022, the Company had sales and purchases with the following related parties (in thousands):

	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023	53 weeks ended December 31, 2022
Sales to:
Empirical Foods, Inc. (1)	$90,489	$105,555	$129,732
MF Foods USA, LLC (2)	1,539	1,634	1,869
Total sales to affiliate	$92,028	$107,189	$131,601
Purchases from:
Empirical Foods, Inc. (1)	$13,688	$11,923	$9,664
Marfrig affiliates (3)	55,644	44,553	72,619
Total purchases from affiliate	$69,332	$56,476	$82,283

__________________________________

(1)	Empirical Foods, Inc. (Empirical) is an affiliate of NBPCo Holdings, formerly Beef Products, Inc. (BPI)
(2)	MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)	Marfrig affiliates include Weston Importers, LTD, Establecimientos Colonia, Frigorifico Tacuarem, Inaler SA, and Frigorifico LaCaballada

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2007, we entered into an agreement with Empirical for Empirical to manufacture and install a grinding system in one of our plants. In accordance with the agreement with Empirical, we are to pay Empirical a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. We paid approximately $1.3 million during 2024, $1.4 million during 2023 and $1.5 million during fiscal year 2022 to Empirical in technology and support fees.

We are party to a long-term cattle supply agreement with U.S. Premium Beef, LLC (US Premium Beef), a minority owner of the Company.  Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 25% of our cattle requirements under this agreement during each of the fiscal years 2024, 2023 and 2022.

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 28, 2024 and December 30, 2023. The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.

The following table presents the fair values regarding derivative instruments not designated as hedging instruments as of December 28, 2024 and December 30, 2023 (in thousands):

	Derivative Asset As of December 28, 2024		Derivative Liability As of December 28, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$679	Other accrued expenses and liabilities	$655
Totals		$679		$655

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivative Asset As of December 30, 2023		Derivative Liability As of December 30, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$2,186	Other accrued expenses and liabilities	$2,679
Totals		$2,186		$2,679

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the consolidated statement of operations for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
Commodity contracts	Net sales	$10,029	$15,067	$7,832
Commodity contracts	Cost of sales	1,417	(1,694)	605
Totals		$11,446	$13,373	$8,437

NOTE 10.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that the Company violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws; and (ii) putative class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the District of Montreal, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Antitrust Cases”). The Beef Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. Since the original class action complaints were filed, thirty-one (31) purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims, and others may do so in the future. The plaintiffs in the Beef Antitrust Cases generally seek treble damages and other relief under the Sherman Antitrust Act and various state antitrust or consumer protection laws or general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest and other damages under the Canadian Competition Act and various provincial laws. Some of the Beef Antitrust Cases also allege that the Company violated the Packers & Stockyards Act and the Commodities Exchange Act. In addition to the Beef Antitrust Cases, the Company is subject to investigations by the United States Department of Justice (the “DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets. The Company has responded to the federal and state requests for information and cooperated with the investigations. The Company believes it has meritorious defenses to the claims in the Beef Antitrust Cases and any potential claims that might arise out of these government investigations and intends to defend these matters vigorously. There can be no assurances, however, as to the outcome of the cases or the impact on NBP’s consolidated financial position, results of operation or cash flows.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to the Company’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws (the “Wage Rate Case”). The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). Although the Company believes it has meritorious defenses to the claims in the Wage Rate Case, the Company has negotiated a settlement with the plaintiffs in the Wage Rate Case and accrued for the estimated settlement amount in Other accrued expenses and liabilities within the December 28, 2024 consolidated balance sheets. The District Court granted a motion to preliminarily approve the settlement for approximately $14.2 million on January 15, 2025.

The Company is a party to various other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through February 21, 2025, the date the consolidated financial statements were available for issuance.

