Form 10-K/A
period 2024-12-28
U. S. Premium Beef, LLC
filed 2025-03-19
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

On March 13, 2025, U.S Premium Beef, LLC (the “Company”) filed its annual report on Form 10-K for the year ended December 28, 2024 (the “Original Form 10-K”). This Amendment No. 1 to the Original Form 10-K (the “Amended Filing”) is being made to correct the date of The Report of the Registered Independent Public Accounting Firm (the “Audit Report”) set forth in Item 15(a) of Part IV of the Original Form 10-K, which contained the incorrect date. The correct date of the Audit Report is March 13, 2025. The Audit Report set forth in Item 15(a) of Part IV of the Original Form 10-K is amended. The error was the result of a processing error at the Company. The signed Audit Report provided to the Company prior to filing the Original Form 10-K contained the correct date.

We are also filing this amendment to the previously filed 2024 Form 10-K to file new certifications for our principal executive officer and principal financial officer as exhibits to this amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. No other items of the Original Form 10-K are being amended and this Amended Filing does not reflect any events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K and this Amendment No. 1.

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

Date: March 19, 2025

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville	Chief Executive Officer	March 19, 2025
Stanley D. Linville	(Principal Executive Officer)

/s/ Scott J. Miller	Chief Financial Officer	March 19, 2025
Scott J. Miller	(Principal Executive Officer)

/s/ Mark R. Gardiner	Chairman of the Board	March 19, 2025
Mark R. Gardiner

/s/ Joe M. Morgan	Vice Chairman of the Board	March 19, 2025
Joe M. Morgan

/s/ Jerry L. Bohn	Secretary	March 19, 2025
Jerry L. Bohn

/s/ Wayne L. Carpenter	Director	March 19, 2025
Wayne L. Carpenter

/s/ John M. Freund	Director	March 19, 2025
John M. Freund

/s/ Randall K. Spare	Director	March 19, 2025
Randall K. Spare

/s/ Jeff H. Sternberger	Director	March 19, 2025
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
March 13, 2025

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

