Form 10-Q
period 2025-03-29
U. S. Premium Beef, LLC
filed 2025-05-09
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025
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

The registrant’s units are not traded on an exchange or in any public market. As of April 26, 2025, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	March 29, 2025	December 28, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,208	$39,008
Investments in certificates of deposit and treasury securities	40,060	30,224
Accrued interest receivable	328	185
Due from affiliates	239	182
Other current assets	912	901
Total current assets	69,747	70,500
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	247	244
Net property, plant, and equipment	27	30
Right of use assets, net	234	228
Investment in National Beef Packing Company, LLC	159,119	169,381
Other assets	1	1
Total assets	$229,128	$240,140
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$84	$28
Due to other affiliates	114	74
Accrued compensation and benefits	1,838	2,413
Lease obligations	69	61
Other accrued expenses and liabilities	290	293
Distributions payable	153	153
Total current liabilities	2,548	3,022
Long-term liabilities:
Lease obligations	165	167
Other liabilities	7,354	7,307
Total long-term liabilities	7,519	7,474
Total liabilities	10,067	10,496

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	219,061	229,644
Total members' capital	219,061	229,644
Total liabilities and members' capital	$229,128	$240,140

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13-weeks ended	13-weeks ended
	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Net sales	$–	$–
Costs and expenses:
Cost of sales	–	–
Selling, general, and administrative expenses	959	1,038
Depreciation and amortization	3	4
Total costs and expenses	962	1,042
Operating loss	(962)	(1,042)
Other income:
Interest income	607	853
Equity in net loss of National Beef Packing Company, LLC	(10,263)	(682)
Other income, net	35	180
Total other income	(9,621)	351
Net loss	$(10,583)	$(691)

Loss per unit:
Basic and diluted
Class A units	$(1.44)	$(0.09)
Class B units	$(12.61)	$(0.82)

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	13-weeks ended	13-weeks ended
	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(10,583)	$(691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	4
Equity in net loss of National Beef Packing Company, LLC	10,263	682
Changes in assets and liabilities:
Accounts receivable	(143)	(260)
Due from affiliates	(57)	32
Other assets	(11)	469
Accounts payable	56	58
Due to affiliates	40	12
Accrued compensation and benefits	(528)	(1,309)
Other accrued expenses and liabilities	(4)	203
Net cash used in operating activities	(964)	(800)
Cash flows from investing activities:
Investments in certificates of deposit and treasury securities	(19,836)	(20,000)
Redemptions of certificates of deposit	10,000	–
Net cash used in investing activities	(9,836)	(20,000)
Cash flows from financing activities:
Member distributions	–	(3,285)
Net cash used in financing activities	–	(3,285)
Net decrease in cash	(10,800)	(24,085)
Cash and cash equivalents at beginning of period	39,008	58,481
Cash and cash equivalents at end of period	$28,208	$34,396

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information; therefore, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 29, 2025 and December 28, 2024, the Company’s balance sheet reflected Cash and cash equivalents of $28.2 million and $39.0 million, respectively. The cash is invested in the CoBank, ACB (“CoBank”) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit. Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. The table below summarizes the certificate of deposit investments:

Investment Date	Maturity Date	Interest Rate	Investment Amount
12/19/2024	6/20/2025	3.05%	$10,224,357
1/30/2025	7/31/2025	4.38%	$10,000,000
10/3/2024	10/2/2025	3.77%	$10,000,000

Treasury Securities. Treasury securities held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. The table below summarizes the treasury securities:

Investment Date	Maturity Date	Interest Rate	Investment Amount
1/31/2025	8/31/2025	4.61%	$9,835,300

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of March 29, 2025, the Company had $0.1 million accrued, the majority of which relates to accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

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

USPB’s CEO is the Chief Operating Decision Maker (“CODM”) for USPB. As the CODM, he is responsible for managing all of USPB’s operations. The Company’s primary business operation is managing its members’ investment in National Beef. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The segment participates in activities and derives income.

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

Significant segment expenses regularly provided to the CODM are the financial statement line items of National Beef, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	13-weeks ended March 29, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,266,229	$(3,266,229)	$–	$–
Cost of sales	3,249,974	(3,249,974)		–
Selling, general and administrative expenses	30,638	(30,638)	(959)	(959)
Depreciation and amortization	41,692	(41,692)	(3)	(3)
Interest income	11	(11)	607	607
Interest expense	(11,541)	11,541	–	–
Other, net	–	–	35	35
Income tax expense	(519)	519	–	–
Net (loss) in National Beef	(67,086)	67,086	–	–
Equity in loss of National Beef	(10,263)			(10,263)
Net loss of USPB				$(10,583)

Total assets	$2,243,724	$(2,243,724)	$229,128	$229,128
Total liabilities	$(1,229,681)	$1,229,681	$10,067	$10,067
Capital Expenditures for segment assets	$(12,741)	$12,741	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	13-weeks ended March 30, 2024
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$2,830,002	$(2,830,002)	$–	$–
Cost of sales	2,752,743	(2,752,743)		–
Selling, general and administrative expenses	37,372	(37,372)	(1,038)	(1,038)
Depreciation and amortization	34,538	(34,538)	(4)	(4)
Interest income	41	(41)	853	853
Interest expense	(9,111)	9,111	–	–
Other, net	–	–	180	180
Income tax expense	(195)	195	–	–
Net (loss) in National Beef	(3,526)	3,526
Equity in loss of National Beef	(682)			(682)
Net loss of USPB				$(691)

Total assets	$2,204,057	$(2,204,057)	$238,377	$238,377
Total liabilities	$(1,175,383)	$1,175,383	$(10,234)	$(10,234)
Capital Expenditures for segment assets	$(33,517)	$33,517	$–	$–

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of March 29, 2025 and December 28, 2024, the Company had accrued $0.3 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in Other liabilities on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of March 29, 2025 and December 28, 2024, the Company had accrued $8.5 million and $8.5 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	March 29, 2025	December 28, 2024
	(unaudited)
Current phantom unit	$1,691	$1,703
Long-term phantom unit	6,763	6,810
Total phantom accrual	$8,454	$8,513

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of March 29, 2025 and December 28, 2024, the Company had accrued $0.4 million and $0.9 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

(5) Delivery Right Lease Income

As of March 29, 2025, USPB realized Delivery Right Lease income of $0.1 million related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Loss Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen-week period ended March 29, 2025 and thirteen-week period ended March 30, 2024, 10% of USPB’s net loss was allocated to the Class A units and 90% to the Class B units. The net loss allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Loss Per Unit Calculation	13-weeks ended	13-weeks ended
(thousands of dollars, except unit and per unit data)	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Basic and diluted loss per unit:
Loss attributable to USPB available to members (numerator)
Class A	$(1,058)	$(69)
Class B	$(9,524)	$(622)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(1.44)	$(0.09)
Class B	$(12.61)	$(0.82)

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen-week periods ended March 29, 2025 and March 30, 2024 (unaudited) (thousands of dollars):

Investment at December 28, 2024	$169,381
Equity in net loss for thirteen-week period	(10,263)
Distributions	–
Investment at March 29, 2025	$159,119

Investment at December 30, 2023	$162,597
Equity in net loss for thirteen-week period	(682)
Distributions	–
Investment at March 30, 2024	$161,915

The difference between USPB’s percentage ownership share of NBP net loss and the recorded amount of Equity in net loss of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the thirteen-week periods ended March 29, 2025 and March 30, 2024 (thousands of dollars):

	13-weeks ended	13-weeks ended
	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Net sales	$3,266,229	$2,830,002
Costs and expenses:
Cost of sales	3,249,974	2,752,743
Selling, general, and administrative expenses	30,638	37,372
Depreciation and amortization	41,692	34,538
Total costs and expenses	3,322,304	2,824,653
Operating (loss) income	(56,075)	5,349
Other income (expense):
Interest income	11	41
Interest expense	(11,541)	(9,111)
Net loss before taxes	(67,605)	(3,721)
Income tax expense	519	195
Net loss	$(67,086)	$(3,526)

NBP’s net loss attributable to USPB	$(10,112)	$(531)

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of March 29, 2025 and December 28, 2024, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.2 million and $0.1 million, respectively.

(9) Long-term Debt and Loan Agreements

On July 13, 2020, USPB and CoBank entered into that certain Credit Agreement (Credit Agreement), Amended and Restated Revolving Term Promissory Note (“Promissory Note”), and an Affirmation of Pledge Agreement (together, with the Credit Agreement and the Promissory Note, the “New Loan Agreements”). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

The New Loan Agreements provide for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 29, 2025. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the Promissory Note). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

USPB was in compliance with the financial covenant under its Credit Agreement as of March 29, 2025.

(10) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen-week periods ended March 29, 2025 and March 30, 2024 (unaudited) (thousands of dollars).

Balance at December 28, 2024	$229,644
Net loss for the thirteen-week period ended March 29, 2025	(10,583)
Balance at March 29, 2025	$219,061

Balance at December 30, 2023	$232,133
Net loss for the thirteen-week period ended March 30, 2024	(691)
Member distributions
Class A ($0.45 per Class A unit)	(330)
Class B ($3.93 per Class B unit)	(2,969)
Balance at March 30, 2024	$228,143

(11) Legal Proceedings

As of March 29, 2025, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement was submitted to the District Court for approval and the District Court granted a motion to preliminarily approve the settlement for approximately $14.2 million on January 15, 2025, and NBP has paid the settlement funds into escrow. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to various other lawsuits and claims arising out of the operation of its business.  Management of NBP believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

(12) Subsequent Events

On April 1, 2025, USPB invested in the following Certificates of Deposit and Treasury Securities:

Certificates of Deposit

Investment Date	Maturity Date	Interest Rate	Investment Amount
4/1/2025	10/2/2025	4.02%	$9,000,000
Various Dates - 2025		4.13%	$4,799,732

Treasury Securities

4/7/2025	10/2/2025	4.06%	$4,199,274

USPB has evaluated subsequent events through the date of the financial statements were issued and determined there were no such other events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with bovine spongiform encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments (including the imposition or potential imposition of tariffs), hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and the demand for beef and beef by-products.  Its profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and fast-moving commodity market and does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces.  The NBP financial information provided herein has been provided to us by NBP. We have not independently verified the information.

NBP’s revenues in the thirteen-week period ended March 29, 2025, increased approximately 15.4% in comparison to the thirteen-week period ended March 30, 2024, primarily due to increased revenue per head. NBP’s cost of sales increased by approximately 18.1% for the thirteen-week period ended March 29, 2025, as compared to the thirteen-week period ended March 30, 2024, primarily due to increased cattle costs. For the thirteen-week period ended March 29, 2025, NBP had a net loss of $67.1 million compared to a net loss of $3.5 million for the thirteen-week period ended March 29, 2024. Lower per unit beef processing margin was the key driver of the decrease in overall profitability in the 2025 period, as compared to the 2024 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (“A&R Agreement”) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 25% and 23% of its cattle requirements under this agreement during the thirteen-week periods ended March 29, 2025 and March 30, 2024, respectively.

USPB Results of Operations

Thirteen-weeks ended March 29, 2025 compared to thirteen-weeks ended March 30, 2024

Net Sales. There were no net sales in the thirteen-week period ended March 29, 2025 and thirteen-weeks period ended March 30, 2024.

Cost of Sales. There were no cost of sales in the thirteen-week period ended March 29, 2025 and thirteen-weeks period ended March 30, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.0 million for the thirteen-week periods ended March 29, 2025 and March 30, 2024.

Operating Loss. Operating loss was approximately $1.0 million for the thirteen-weeks ended March 29, 2025 and March 30, 2024.

Equity in Net Loss of National Beef Packing Company, LLC. Equity in NBP net loss was $10.3 million for the thirteen-weeks ended March 29, 2025 compared to $0.7 million for the thirteen-weeks period ended March 30, 2024. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.6 million for the thirteen-weeks ended March 29, 2025 compared to approximately $0.9 million for the thirteen-weeks period ended March 30, 2024.

Other, net. Other income was less than $0.1 million for the thirteen-week period ended March 29, 2025 compared to other income of $0.2 million for the thirteen-weeks period ended March 30, 2024, respectively. The income in both periods was primarily delivery right lease income.

Net (loss) income. Net loss was $10.6 million for the thirteen-week period ended March 29, 2025 compared to net income of $0.7 million thirteen-weeks period ended March 30, 2024, respectively.

Liquidity and Capital Resources

As of March 29, 2025, we had net working capital (the excess of current assets over current liabilities) of approximately $67.2 million, which included cash and cash equivalents of $28.2 million. As of December 28, 2024, we had net working capital of approximately $67.5 million, which included cash and cash equivalents of $39.0 million. Our primary sources of liquidity for the first quarter of fiscal year 2025 and fiscal year 2024 were cash and available borrowings under the New Loan Agreements with CoBank.

As of March 29, 2025, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of March 29, 2025.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

Operating Activities

Net cash used in operating activities in the thirteen-weeks ended March 29, 2025 was approximately $1.0 million compared to approximately $0.8 million in the thirteen-weeks ended March 30, 2024.  The $0.2 million change was primarily due to a $0.8 million decrease in accrued compensation and benefits.

Investing Activities

Net cash used in investing activities was approximately $9.8 million in the thirteen-weeks ended March 29, 2025 compared to $20.0 million in the thirteen-weeks period ended March 30, 2024. The change was due to fewer investments in Certificates of Deposit in the current period.

Financing Activities

Net cash used in financing activities was $0.0 million in the thirteen-weeks ended March 29, 2025 compared to $3.3 million in the twelve week period ended March 30, 2024. The $3.3 million decrease was due to no distributions in the current period.

Credit Agreement

The New Loan Agreements provide for a $1.0 million revolving term commitment. The commitment carries a term of five years, maturing on June 30, 2025. All of the $1.0 million revolving credit commitment was available as of March 29, 2025. On July 6, 2023, USPB and CoBank amended the Promissory Note to provide for an interest rate equal to the Daily Simple SOFR Margin (as defined in the amendment) plus the higher of 0.00% and Daily Simply SOFR (as defined in the Promissory Note). The Affirmation of Pledge Agreement provides CoBank with a first-priority security interest in USPB’s Membership Interests in, and Distributions from, NBP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 29, 2025, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting during the thirteen-weeks ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 29, 2025, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement was submitted to the District Court for approval and the District Court granted a motion to preliminarily approve the settlement for approximately $14.2 million on January 15, 2025.NBP has paid the settlement funds into escrow. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to various other lawsuits and claims arising out of the operation of its business.  Management of NBP believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

Item 1A. Risk Factors.

The risk factors set forth in the 2024 Form 10-K have not materially changed. Please refer to the 2024 Form 10-K to consider those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended March 29, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 9, 2025

