Form 10-Q
period 2025-06-28
U. S. Premium Beef, LLC
filed 2025-08-06
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025
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

The registrant’s units are not traded on an exchange or in any public market. As of July 26, 2025, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	June 28, 2025	December 28, 2024
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$20,653	$39,008
Investments in certificates of deposit and treasury securities	47,959	30,224
Accrued interest receivable	540	185
Due from affiliates	466	182
Other current assets	707	901
Total current assets	70,325	70,500
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	251	244
Net property, plant, and equipment	23	30
Right of use assets, net	217	228
Investment in National Beef Packing Company, LLC	153,828	169,381
Other assets	272	1
Total assets	$224,665	$240,140
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$9	$28
Due to other affiliates	90	74
Accrued compensation and benefits	1,897	2,413
Lease obligations	70	61
Other accrued expenses and liabilities	110	293
Distributions payable	294	153
Total current liabilities	2,470	3,022
Long-term liabilities:
Lease obligations	147	167
Other liabilities	7,459	7,307
Total long-term liabilities	7,606	7,474
Total liabilities	10,076	10,496

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	214,589	229,644
Total members' capital	214,589	229,644
Total liabilities and members' capital	$224,665	$240,140

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13-weeks ended		26-weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	811	752	1,770	1,790
Depreciation and amortization	3	3	7	7
Total costs and expenses	814	755	1,777	1,797
Operating loss	(814)	(755)	(1,777)	(1,797)
Other income:
Interest income	630	786	1,237	1,639
Equity in net (loss) income of National Beef Packing Company, LLC	(5,290)	4,781	(15,553)	4,099
Other income, net	732	466	767	646
Total other income	(3,928)	6,033	(13,549)	6,384
Net (loss) income	$(4,742)	$5,278	$(15,326)	$4,587

(Loss) income per unit:
Basic and diluted
Class A units	$(0.64)	$0.72	$(2.08)	$0.62
Class B units	$(5.65)	$6.29	$(18.26)	$5.47

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	26-weeks ended
	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(15,326)	$4,587
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7	7
Equity in net loss (income) of National Beef Packing Company, LLC	15,553	(4,099)
Changes in assets and liabilities:
Accounts receivable	(355)	(209)
Due from affiliates	(284)	57
Other assets	194	570
Accounts payable	(19)	(7)
Due to affiliates	16	(27)
Accrued compensation and benefits	(364)	(1,109)
Other accrued expenses and liabilities	(42)	(22)
Net cash used in operating activities	(620)	(252)
Cash flows from investing activities:
Investments in certificates of deposit and treasury securities	(37,959)	(40,000)
Redemptions of certificates of deposit	20,224	20,000
Net cash used in investing activities	(17,735)	(20,000)
Cash flows from financing activities:
Member distributions	–	(9,851)
Net cash used in financing activities	–	(9,851)
Net decrease in cash	(18,355)	(30,103)
Cash and cash equivalents at beginning of period	39,008	58,481
Cash and cash equivalents at end of period	$20,653	$28,378

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 28, 2025 and December 28, 2024, the Company’s balance sheet reflected Cash and cash equivalents of $20.7 million and $39.0 million, respectively. The cash is invested in the CoBank, ACB (“CoBank”) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Certificates of Deposit. Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. The table below summarizes the certificate of deposit investments:

Investment Date	Maturity Date	Interest Rate	Amount Invested
1/30/2025	7/31/2025	4.38%	$10,000,000
10/3/2024	10/2/2025	3.05%	$10,000,000
4/3/2025	10/2/2025	4.02%	$9,000,000
Various 2025	Various 2025	4.00% - 4.40%	$4,794,000

Treasury Securities. Treasury securities held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. The table below summarizes the treasury securities:

Investment Date	Maturity Date	Interest Rate	Current Investment Amount
1/31/2025	8/31/2025	4.25%	$9,928,900
4/7/2025	10/2/2025	4.06%	$4,235,607

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of June 28, 2025, the Company had $0.1 million accrued, the majority of which relates to accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

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

Significant segment expenses regularly provided to the CODM are the financial statement line items of National Beef, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	13-weeks ended June 28, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,263,256	$(3,263,256)	$–	$–
Cost of sales	3,216,822	(3,216,822)	–	–
Selling, general and administrative expenses	25,501	(25,501)	(811)	(811)
Depreciation and amortization	42,707	(42,707)	(3)	(3)
Interest income	7	(7)	630	630
Interest expense	(12,855)	12,855	–	–
Other, net	–	–	732	732
Income tax refund	522	(522)	–	–
Net loss at National Beef	(34,100)	34,100	–	–
Equity in net loss of National Beef	(5,290)			(5,290)
Net loss of USPB				$(4,742)

Total assets	$2,327,690	$(2,327,690)	$224,665	$224,665
Total liabilities	$1,347,645	$(1,347,645)	$10,076	$10,076
Capital expenditures for segment assets	$(20,680)	$20,680	$–	$–

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	26-weeks ended June 28, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$6,529,485	$(6,529,485)	$–	$–
Cost of sales	6,466,795	(6,466,795)	–	–
Selling, general and administrative expenses	56,140	(56,140)	(1,770)	(1,770)
Depreciation and amortization	84,399	(84,399)	(7)	(7)
Interest income	18	(18)	1,237	1,237
Interest expense	(24,397)	24,397	–	–
Other, net	–	–	767	767
Income tax refund	1,042	(1,042)	–	–
Net loss at National Beef	(101,186)	101,186	–	–
Equity in loss of National Beef	(15,553)			(15,553)
Net loss of USPB				$(15,326)

Total assets	$2,327,690	$(2,327,690)	$224,665	$224,665
Total liabilities	$1,347,645	$(1,347,645)	$10,076	$10,076
Capital expenditures for segment assets	$(33,421)	$33,421	$–	$–

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	13-weeks ended June 29, 2024
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,098,975	$(3,098,975)	$–	$–
Cost of sales	2,988,872	(2,988,872)	–	–
Selling, general and administrative expenses	28,071	(28,071)	(752)	(752)
Depreciation and amortization	38,169	(38,169)	(3)	(3)
Interest income	19	(19)	786	786
Interest expense	(11,124)	11,124	–	–
Other, net	–	–	466	466
Income tax refund	(40)	40	–	–
Net income at National Beef	32,718	(32,718)	–	–
Equity in net income of National Beef	4,781			4,781
Net income of USPB				$5,278

Total assets	$2,299,283	$(2,299,283)	$236,944	$236,944
Total liabilities	$1,237,959	$(1,237,959)	$10,227	$10,227
Capital expenditures for segment assets	$(38,705)	$38,705	$–	$–

(1) Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	26-weeks ended June 29, 2024
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$5,928,977	$(5,928,977)	$–	$–
Cost of sales	5,741,616	(5,741,616)	–	–
Selling, general and administrative expenses	65,441	(65,441)	(1,790)	(1,790)
Depreciation and amortization	72,707	(72,707)	(7)	(7)
Interest income	60	(60)	1,639	1,639
Interest expense	(20,235)	20,235	–	–
Other, net	–	–	646	646
Income tax refund	154	(154)	–	–
Net income in National Beef	29,192	(29,192)	–	–
Equity in net income of National Beef	4,099			4,099
Net income of USPB				$4,587

Total assets	$2,299,283	$(2,299,283)	$236,944	$236,944
Total liabilities	$1,237,959	$(1,237,959)	$10,227	$10,227
Capital expenditures for segment assets	$(72,222)	$72,222	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of June 28, 2025 and December 28, 2024, the Company had accrued $0.4 million and $0.3 million, respectively, for the noncompetition agreement. The accrued amount is included in “Other liabilities” on the Balance Sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 28, 2025 and December 28, 2024, the Company had accrued $8.4 million and $8.5 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	June 28, 2025	December 28, 2024
	(unaudited)
Current phantom unit	$1,686	$1,703
Long-term phantom unit	6,743	6,810
Total phantom accrual	$8,429	$8,513

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 28, 2025 and December 28, 2024, the Company had accrued $0.6 million and $0.8 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits and “Other liabilities” on the Balance Sheet.

(5) Delivery Right Lease Income

As of June 28, 2025, USPB realized Delivery Right Lease income of $0.7 million related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Loss/Income Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen- and twenty-six-week periods ended June 28, 2025 and June 29, 2024, 10% of USPB’s net loss or net income was allocated to the Class A units and 90% to the Class B units. The net loss or net income allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Net (Loss) Income Per Unit Calculation	13-weeks ended		26-weeks ended
(thousands of dollars, except unit and per unit data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted (loss) income per unit:
(Loss) income attributable to USPB available to members (numerator)
Class A	$(474)	$528	$(1,533)	$459
Class B	$(4,268)	$4,750	$(13,793)	$4,128

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(0.64)	$0.72	$(2.08)	$0.62
Class B	$(5.65)	$6.29	$(18.26)	$5.47

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen and twenty-six week periods ended June 28, 2025 and June 29, 2024:

Investment at December 28, 2024	$169,381
Equity in net loss for thirteen-week period	(10,263)
Distributions	–
Investment at March 29, 2025	159,118
Equity in net loss for thirteen-week period	(5,290)
Distributions	–
Investment at June 28, 2025	$153,828

Investment at December 30, 2023	$162,597
Equity in net loss for thirteen-week period	(682)
Distributions	–
Investment at March 30, 2024	161,915
Equity in net income for thirteen-week period	4,781
Distributions	–
Investment at June 29, 2024	$166,696

The difference between USPB’s percentage ownership share of NBP net loss or income and the recorded amount of Equity in net loss or income of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 (thousands of dollars):

	13-weeks ended		26-weeks ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,263,256	$3,098,975	$6,529,485	$5,928,977
Costs and expenses:
Cost of sales	3,216,822	2,988,872	6,466,795	5,741,616
Selling, general, and administrative expenses	25,501	28,071	56,140	65,441
Depreciation and amortization	42,707	38,169	84,399	72,707
Total costs and expenses	3,285,030	3,055,112	6,607,334	5,879,764
Operating (loss) income	(21,774)	43,863	(77,849)	49,213
Other income (expense):
Interest income	7	19	18	60
Interest expense	(12,855)	(11,124)	(24,397)	(20,235)
Net (loss) income before taxes	(34,622)	32,758	(102,228)	29,038
Income tax refund (expense)	522	(40)	1,042	154
Net (loss) income	$(34,100)	$32,718	$(101,186)	$29,192

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of June 28, 2025 and December 28, 2024, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of less than $0.1 million and greater than $0.1 million, respectively.

(9) Long-term Debt and Loan Agreements

On June 24, 2025, USPB and CoBank entered into an Amended and Restated Revolving Term Promissory Note (the “A&R Note”). The A&R Note amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by the USPB to CoBank, which had a scheduled maturity of June 30, 2025. The A&R Note was issued under that certain Credit Agreement, dated July 13, 2020, between the USPB and CoBank and is secured by an Affirmation of Pledge Agreement, dated July 13, 2020, providing CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simply SOFR (as defined in the A&R Note).

USPB may request that the amount of the revolving loan commitment be increased by an aggregate amount of up to $30.0 million. Any requested increase must be for at least $5.0 million and advancing such amount will be at the discretion of CoBank.

USPB was in compliance with the financial covenant under its Credit Agreement as of June 28, 2025.

(10) Members’ Capital

The following table represents a reconciliation of Members’ Capital for the thirteen and twenty-six-weeks ended June 28, 2025 and June 29, 2024 (unaudited) (thousands of dollars).

Balance at December 28, 2024	$229,644
Net loss for the thirteen-week period ended March 29, 2025	(10,583)
Balance at March 29, 2025	219,061
Net loss for the thirteen-week period ended June 28, 2025	(4,742)
Advanced distribution	270
Balance at June 28, 2025	$214,589

Balance at December 30, 2023	$232,133
Net loss for the thirteen-week period ended March 30, 2024	(691)
Member distributions
Class A ($0.45 per Class A unit)	(330)
Class B ($3.93 per Class B unit)	(2,969)
Balance at March 30, 2024	228,143
Net income for the thirteen-week period ended June 29, 2024	5,278
Member distributions
Class A ($0.29 per Class A unit)	(670)
Class B ($2.55 per Class B unit)	(6,034)
Balance at June 29, 2024	$226,717

(11) Legal Proceedings

As of June 28, 2025, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the “US Class Actions” are collectively referred to as the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Easter District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et. al., which was originally file on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows. NBP has negotiated a settlement with the plaintiffs in the Canadian Class Actions and will pay CAN $495,000 to resolve these claims. The settlement is subject to approval of the Canadian courts overseeing the matters. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of the Canadian Class Actions or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

NBP’s revenues in the thirteen-weeks ended June 28, 2025, increased approximately 5.3% in comparison to the thirteen-weeks ended June 29, 2024, primarily due to increased revenue per head. NBP’s cost of sales increased by approximately 7.6% for the thirteen-weeks ended June 28, 2025, as compared to the thirteen-weeks ended June 29, 2024, primarily due to increased cattle costs. For the thirteen-weeks ended June 28, 2025, NBP had a net loss of $34.1 million compared to a net income of $32.7 million for the thirteen-weeks ended June 29, 2024. Lower per unit beef processing margin was the key driver of the decrease in overall profitability in the 2025 period, as compared to the 2024 period.

NBP’s revenues in the twenty-six weeks ended June 28, 2025, increased approximately 10.1% in comparison to the twenty-six weeks ended June 29, 2024, primarily due higher average unit selling prices for many of NBP’s products. NBP’s cost of sales increased by approximately 12.6% for the twenty-six weeks ended June 28, 2025, as compared to the twenty-six weeks ended June 29, 2024, primarily due to higher prices for fed cattle.  For the twenty-six weeks ended June 28, 2025, NBP had net loss of $101.2 million compared to net income of $29.2 million for the twenty-six weeks ended June 29, 2024. Lower per unit beef processing margin was the key driver of the decrease in overall profitability in the 2025 period, as compared to the 2024 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (“A&R Agreement”) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 26% and 23% of its cattle requirements under this agreement during the twenty-six-weeks ended June 28, 2025 and June 29, 2024, respectively.

USPB Results of Operations

Thirteen-weeks ended June 28, 2025 compared to thirteen-weeks ended June 29, 2024

Net Sales. There were no net sales in the thirteen-weeks ended June 28, 2025 and June 29, 2024.

Cost of Sales. There were no cost of sales in the thirteen-weeks ended June 28, 2025 and June 29, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million for the thirteen-weeks ended June 28, 2025 and June 29, 2024.

Operating Loss. Operating loss was approximately $0.8 million for the thirteen-weeks ended June 28, 2025 and June 29, 2024.

Equity in Net Loss/Income of National Beef Packing Company, LLC. Equity in NBP net loss was $5.3 million for the thirteen-weeks ended June 28, 2025 compared to net income of $4.8 million for the thirteen-weeks ended June 29, 2024. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.6 million for the thirteen-weeks ended June 28, 2025, compared to approximately $0.8 million for the thirteen-weeks ended June 29, 2024.

Other, net. Other income was $0.7 million for the thirteen-weeks ended June 28, 2025 compared to other income of $0.5 million for the thirteen-weeks ended June 29, 2024. The income in both periods was primarily delivery right lease income.

Net (Loss)/Income. Net loss was $4.7 million for the thirteen-weeks ended June 28, 2025 compared to net income of $5.3 million thirteen-weeks ended June 29, 2024.

Twenty-six-weeks ended June 28, 2025 compared to twenty-six-weeks ended June 29, 2024

Net Sales. There were no net sales in the twenty-six-weeks ended June 28, 2025 and June 29, 2024.

Cost of Sales. There were no cost of sales in the twenty-six-weeks ended June 28, 2025 and June 29, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.8 million for the twenty-six-weeks ended June 28, 2025 and June 29, 2024.

Operating Loss. Operating loss was approximately $1.8 million for the twenty-six-weeks ended June 28, 2025 and June 29, 2024.

Equity in Net Loss /Income of National Beef Packing Company, LLC. Equity in NBP net loss was $15.6 million for the twenty-six-weeks ended June 28, 2025, compared to net income of $4.1 million for the twenty-six-weeks ended June 29, 2024. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $1.2 million for the twenty-six-weeks ended June 28, 2025 compared to approximately $1.6 million for the twenty-six-weeks ended June 29, 2024.

Other, net. Other income was $0.8 million for the twenty-six-weeks ended June 28, 2025, compared to other income of $0.6 million for the twenty-six-weeks ended June 29, 2024. The income in both periods was primarily delivery right lease income.

Net (Loss)/Income. Net loss was $15.3 million for the twenty-six-weeks ended June 28, 2025, compared to net income of $4.6 million twenty-six-weeks ended June 29, 2024.

Liquidity and Capital Resources

As of June 28, 2025, we had net working capital (the excess of current assets over current liabilities) of approximately $67.9 million, which included cash and cash equivalents of $20.7 million. As of December 28, 2024, we had net working capital of approximately $67.5 million, which included cash and cash equivalents of $39.0 million. Our primary sources of liquidity for the first two quarters of fiscal year 2025 and fiscal year 2024 were cash and available borrowings from CoBank.

As of June 28, 2025, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of June 28, 2025.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

Operating Activities

Net cash used in operating activities in the twenty-six-weeks ended June 28, 2025 was approximately $0.6 million compared to approximately $0.3 million in the twenty-six-weeks ended June 29, 2024.

Investing Activities

Net cash used in investing activities was approximately $17.7 million in the twenty-six-weeks ended June 28, 2025 compared to $20.0 million in the twenty-six-weeks ended June 29, 2024. The decrease was due to the maturity of investments in Certificates of Deposit in the current period.

Financing Activities

Net cash provided by financing activities was $0.0 million in the twenty-six-weeks ended June 28, 2025 compared to net cash used of $9.9 million in the twenty-six-weeks ended June 29, 2024. The $10.0 million decrease was due to no distributions in the current period.

Credit Agreement

On June 24, 2025, USPB and CoBank entered into (the “A&R Note”). The A&R Note amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by the Company to CoBank, which had a scheduled maturity of June 30, 2025.

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simply SOFR (as defined in the Promissory Note).

USPB may request that the amount of the revolving loan commitment be increased by an aggregate amount of up to $30.0 million. Any requested increase must be for at least $5.0 million and advancing such amount will be at the discretion of CoBank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 28, 2025, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting during the twenty-six-weeks ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 28, 2025, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws the (“US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the “US Class Actions” are collectively referred to as the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Easter District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et. al., which was originally file on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees.  NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows. NBP has negotiated a settlement with the plaintiffs in the Canadian Class Actions and will pay CAN $495,000 to resolve these claims. The settlement is subject to approval of the Canadian courts overseeing the matters. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of the Canadian Class Actions or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended June 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.2	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of November 10, 2023 (incorporated herein by reference to Exhibit 3.3 to Form 10-Q (File No. 333-115164) filed with the SEC on November 13, 2023).
10.1	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB, dated June 24, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: August 6, 2025

