Form 10-K
period 2025-12-27
U. S. Premium Beef, LLC
filed 2026-03-10
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

The registrant’s equity is not traded on any exchange or other public market; however, there have been private transactions. As of February 28, 2026, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

Company Background

USPB was originally organized as a tax-exempt cooperative within the meaning of Section 521(b)(l) of the Internal Revenue Code. The cooperative began operations on December 1, 1997, when the cooperative acquired its initial interest in Farmland National Beef, now known as National Beef Packing Company, LLC (NBP). In connection with the cooperative’s purchase of its interest in Farmland National Beef, the cooperative owned the right and was subject to the obligation to deliver cattle annually to NBP. Under that arrangement, USPB has delivered more than 20.8 million head of cattle to NBP for processing since it commenced deliveries.

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

Employees

USPB has eight employees as of December 27, 2025. The complexity of USPB’s obligations under its various contracts with NBP require USPB to retain the services of key senior management personnel with the experience, skill and expertise necessary to manage an enterprise competitive with other sophisticated participants in the beef and meat industries. Each employee is compensated through the payment of a base salary with management being eligible for incentive and discretionary bonuses. In addition, each employee is eligible to participate in benefits programs maintained by USPB. These programs include group medical insurance, accidental death and dismemberment insurance and similar programs.

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

BUSINESS OF NATIONAL BEEF PACKING COMPANY, LLC

General

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,000 employees at December 27, 2025 and generated total revenues of $13.8 billion in 2025.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and service revenues generated by National Carriers, Inc., a wholly-owned subsidiary that transports livestock and refrigerated products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and demand for its products.

Beef Processing

NBP’s profitability is dependent, in large part, on the spread between its cost for fed cattle, the primary raw material for its business, and the value received from selling boxed beef and beef by-products coupled with its overall volume. NBP operates in a commodity market, and it does not have much influence over the price it pays for cattle or the price it receives for the products it produces. NBP’s profitability typically fluctuates seasonally and cyclically with relatively higher margins in the spring and summer months and during times of ample cattle availability.

Revenues in 2025 increased approximately 11.8% in comparison to 2024, primarily due to an increase in selling price per unit, offset, in part, by lower volume. Cost of sales increased by approximately 13.6% in 2025 as compared to 2024. The increase was driven primarily by higher prices for cattle. Reduced volume and a decline in gross margin per head resulted in a lower profitability in 2025 as compared to 2024.

Revenues in 2024 increased approximately 3.5% in comparison to 2023, primarily due to an increase in selling price per unit, offset, in part, by lower volume. Cost of sales increased by approximately 5.2% in 2024 as compared to 2023. The increase was driven by higher cattle prices. Reduced volume and a decline in gross margin per head resulted in a lower profitability in 2024 as compared to 2023.

Sales and Marketing

NBP markets its products to national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors, foodservice providers and further processors. In addition, NBP sells beef by-products to the medical, feed processing, fertilizer and pet food industries. NBP exported products to 35 countries in 2025, and export sales represented approximately 7.8% of consolidated revenue. The demand for beef is generally strongest in the spring and summer months and decreases during the winter months.

NBP emphasizes the sale of higher-margin, value-added products, which include branded boxed beef, consumer-ready beef and pork, portion-control beef and wet blue hides. NBP believes its value-added products can command higher prices than similar commodity products because of its ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors, tailored to the needs of its customers. In addition to the value-added brands that NBP owns, it licenses the use of Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, and Certified Hereford Beef®, a registered trademark of Certified Hereford Beef LLC.

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

Processing Facilities

NBP owns two beef processing facilities located in Liberal and Dodge City, Kansas, which can each process approximately 6,000 head per day, and a third beef processing facility in Tama, Iowa which can process approximately 1,200 head per day. NBP’s three consumer-ready facilities are in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas. Its ground beef patty facility is in North Baltimore, Ohio, and its tannery is in St. Joseph, Missouri.

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

NBP is subject to the Packers and Stockyards Act of 1921 (PSA). Among other things, this statute generally requires NBP to make full payment for livestock purchases not later than the close of business the day after the purchase and transfer of possession or determination of the purchase price. Under the PSA, NBP must hold in trust for the benefit of unpaid cash livestock suppliers all receivables, inventory and proceeds derived from NBP’s sale of such cattle until the sellers have received full payment. In addition, pursuant to PSA rules, as of December 27, 2025, NBP has obtained from an insurance company a surety bond in the amount of $72.4 million as a measure of protection for livestock sellers.

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

Approximately 7.8% of NBP’s 2025 sales were export sales, primarily to Japan, Mexico, South Korea, Hong Kong, China, Taiwan, Italy and Egypt, and on average these sales have a higher margin than domestic sales of similar products. A reduction in international sales could adversely affect revenues and margins. Risks associated with international activities include inflation or deflation and changes in foreign currency exchange rates, including changes in currency exchange rates of other countries that may export beef products in competition with NBP; the closing of borders by foreign countries to product imports due to disease or other perceived health or food safety issues; exchange controls; changes in tariffs; changes in political or economic conditions; trade restrictions and changes in regulatory requirements. Beginning in 2025, the U.S. government announced significantly increased tariffs on foreign imports into the U.S. from certain countries, including Canada, China, and Mexico, and in some cases threatened to impose additional tariffs. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Such tariffs could have the impact of reducing margin on foreign sales or lowering demand for NBP’s exports. The occurrence of any of these events could increase costs, lower demand for products or limit operations, which could have a significant adverse effect on cash flows, results of operations and future prospects.

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

A substantial number of NBP’s employees are covered by collective bargaining agreements. In addition, many industries in the United States have recently experienced a shortage of trained labor, often for reasons beyond their control, including due to increased immigration enforcement actions. A failure to procure and retain an adequate labor supply or a labor-related work stoppage by unionized employees, or employees who become unionized in the future, could limit NBP’s ability to process and ship products or could increase costs. Any significant decrease in adequately trained labor, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of NBP’s locations, whether due to union activities, employee turnover, pandemic , immigration enforcement or otherwise, could have a material adverse effect on our financial condition, cash flows and results of operations.

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

NBP is a defendant in five class action lawsuits in the United States District Court for the District of Minnesota alleging that it violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws and two class action lawsuits in Canada alleging violations of Canadian Competition Act and various provincial laws (the “Beef Antitrust Cases”). Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims, and others may do so in the future. NBP is also a defendant in a class action lawsuit alleging that it directly and through industry wage surveys and a benchmarking service exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws (the “Wage Rate Antitrust Case”). NBP believes it has meritorious defenses to the claims in the Beef Antitrust Cases and the Wage Rate Antitrust Case and intends to defend these cases, and any other cases, vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on the NBP’s consolidated financial position, results of operations and cash flows.  USPB has no way of predicting what, if any, impact the litigation will have on the earnings distributed by NBP to USPB. For information regarding legal proceedings, see Note 8. “Legal Proceedings” in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

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

USPB’s investment in NBP is carried under the equity method of accounting.  Although NBP’s results from operations were highly profitable prior to fiscal year 2025, industry trends, and other economic factors could have a negative impact on NBP’s operations and cash flows. As a result, the fair market value of USPB’s investment in NBP could decrease to a level that is less than the carrying value.  If such situation is deemed to not be temporary, USPB would record an impairment charge, which may have an impact on the trading values of USPB’s Class A and Class B units.

Pandemics, such as COVID-19, and labor shortages may adversely affect NBP’s ability to keep the cattle slaughter at normal levels, the ability of USPB members to deliver cattle for processing based on their ownership of Class A units may be impacted.

Pandemics and labor shortages due to increased immigration enforcement or other reasons may cause NBP to temporarily reduce fed cattle slaughter at several of its beef processing plants.  If NBP is unable to maintain the slaughter at normal levels for an extended period, USPB members may be delayed in delivering their cattle or may be required to deliver to a different NBP processing plant. As the right and obligation to deliver cattle is associated with ownership of USPB’s Class A units, such a result may impact the value or liquidity of Class A units.

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

We are not aware of any risks from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition. This does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

The Board of Directors of USPB (Board of Directors) has the responsibility to require USPB to have adequate oversight of risks from cybersecurity threats. The Chief Executive Officer presents updates to the Board of Directors at USPB on, among other things, the Company’s cyber risks and threats, any changes to information security and the merging threat landscape. Management’s role in assessing and managing our risks from cybersecurity risks has similarly been limited to the engagement of NBP to provide information technology equipment and services, as described above. If NBP were to inform us of a cybersecurity incident, that incident would be reported to the Board of Directors, if material in nature.

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

There is no established public trading market for any class of common equity of USPB. As of February 28, 2026, there were 493 record holders of Class A units and 516 record holders of Class B units. The per unit transfer prices for the fiscal years 2025 and 2024 by quarter were as follows:

	Affiliated Sales				Third Party Sales
	Class A		Class B		Class A		Class B
	Low	High	Low	High	Low	High	Low	High
Fiscal Year 2025
Quarter ending:
March 29, 2025	$400.00	$510.00	$–	$748.00	$334.00	$334.00	$–	$–
June 28, 2025	$–	$–	$–	$–	$415.00	$415.00	$–	$–
September 27, 2025	$250.00	$500.00	$500.00	$1,000.00	$360.00	$360.00	$–	$–
December 27, 2025	$22.96	$496.00	$91.86	$809.00	$–	$–	$–	$–
Subsequent to December 27, 2025	$–	$–	$–	$–	$350.00	$450.00	$–	$–

Fiscal Year 2024
Quarter ending:
March 30, 2024	$450.00	$500.00	$300.00	$1,000.00	$363.00	$550.00	$846.00	$900.00
June 29, 2024	$250.00	$467.00	$350.00	$782.00	$510.00	$510.00	$720.00	$790.00
September 28, 2024	$166.54	$166.54	$–	$–	$–	$–	$–	$–
December 28, 2024	$–	$–	$–	$–	$–	$–	$–	$–
Subsequent to December 28, 2024	$400.00	$510.00	$700.00	$748.00	$334.00	$334.00	$–	$–

The affiliated sales represent transfers that were not at arms-length and, therefore, the transfer prices disclosed above are not necessarily indicative of the market value of the Class A and Class B units during the periods in question.

During fiscal year 2024, the Board of Directors approved the following per unit cash distributions to be made to its Class A and Class B unitholders:

	Class A	Class B
Fiscal Year 2025	$0.00	$0.00

Fiscal Year 2024
March 20, 2024	$0.45	$3.93
June 4, 2024	$0.29	$2.55
June 14, 2024	$0.62	$5.44

The payment of cash distributions is made only from assets legally available for that purpose and depends on the Company’s financial condition, results of operations, and other factors then deemed relevant by the Board of Directors. Cash distributions are paid to the holders of Class A and Class B units at the discretion of the Board of Directors and with notice to USPB’s senior lenders.

For a discussion of equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

ITEM 6.	RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As USPB filed a registration statement with the Securities and Exchange Commission (SEC) in connection with its 2004 Conversion from the cooperative form of business organization to an LLC structure, USPB is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act), although USPB is not required to be registered under the Exchange Act. Accordingly, USPB files periodic reports and other information with the. Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports and information statements and other information regarding USPB and other issuers that file electronically.

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

NBP is one of the largest beef processing companies in the U.S., accounting for approximately 14% of fed cattle slaughter in the U.S. NBP processes and markets fresh and chilled boxed beef, ground beef, beef by-products, consumer-ready beef and pork, and wet blue leather for domestic and international markets. Based in Kansas City, Missouri, NBP had approximately 10,000 employees at December 27, 2025 and generated total revenues of $13.8 billion in 2025.

The largest part of NBP’s revenue is generated from the sale of boxed beef and beef by-products. NBP also generates revenues from value-added production of consumer-ready products. In addition, NBP operates one of the largest hide tanning facilities in the world, selling wet blue leather to tanners that produce finished leather for the automotive, luxury goods, apparel and furniture industries. Other streams of revenue include sales of portioned beef and other products directly to consumers through internet, direct mail and direct response television by its subsidiary, Kansas City Steak Company, LLC, and service revenues generated by National Carriers, Inc., a wholly-owned subsidiary that transports livestock and refrigerated products for NBP and a variety of other customers. NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and demand for its products.

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

Results of Operations

The following table presents the statements of operations data for USPB for the periods indicated:

	52 weeks ended	52 weeks ended	52 weeks ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative expenses	3,399	3,268	3,525
Depreciation and amortization	14	13	20
Total costs and expenses	3,413	3,281	3,545
Operating loss	(3,413)	(3,281)	(3,545)
Other income:
Interest income	2,185	3,001	3,238
Dividend income	7	–	–
Interest expense	–	–	(1)
Equity in net (loss) income of National Beef Packing Company, LLC	(19,768)	6,784	41,171
Other, net	1,167	1,010	713
Total other income (loss)	(16,409)	10,795	45,121
Net income (loss)	$(19,822)	$7,514	$41,576

Income (loss) per unit:
Basic and diluted
Class A units	$(2.70)	$1.02	$5.65
Class B units	$(23.62)	$8.95	$49.54

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

Fiscal Year Ended December 27, 2025 compared to December 28, 2024

Net Sales.  There were no sales during the fifty-two week period ended December 27, 2025 and the fifty-two week period ended December 28, 2024.

Cost of Sales. There were no cost of sales during the fifty-two week period ended December 27, 2025 and the fifty-two week period ended December 28, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.4 million for the fifty-two week period ended December 27, 2025, compared to approximately $3.3 million for the fifty-two week period ended December 28, 2024, an increase of approximately $0.1 million. The increase is primarily due to an increase in salaries.

Operating Loss. Operating loss was approximately $3.4 million for the fifty-two week period ended December 27, 2025 compared to approximately $3.3 million for the fifty-two week period ended December 28, 2024, an increase of approximately $0.1 million.  The increase was primarily due to an increase in salaries discussed above in Selling, General and Administrative Expenses.

Interest Income. Interest income was $2.2 million during the fifty-two week period ended December 27, 2025 and $3.0 million in the fifty-two week period ended December 28, 2024, a decrease of approximately $0.8 million. The decrease was due to lower cash balances.

Equity in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP net loss was $19.8 million for the fifty-two week period ended December 27, 2025 compared to net income of $6.8 million for the fifty-two week period ended December 28, 2024, a decrease of approximately $26.6 million. The combined effects of lower gross margins per head and higher costs led to lower profitability in 2025 as compared to 2024. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $1.2 million for the fifty-two week period ended December 27, 2025 compared to $1.0 million for the fifty-two week period ended December 28, 2024. Other, net is primarily due to delivery right lease income on company-owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See Note 2. “Basis of Presentation and Accounting Policies” in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

Net (Income) Loss. Net loss for the fifty-two week period ended December 27, 2025 was approximately $19.8 million compared to the net income of approximately $7.5 million for the fifty-two week period ended December 28, 2024, a decrease of approximately $27.3 million. The decrease was due to lower gross margins per head and higher costs at NBP.

Fiscal Year Ended December 28, 2024 compared to December 30, 2023

Net Sales.  There were no sales during the fifty-two week period ended December 28, 2024 and the fifty-two week period ended December 30, 2023.

Cost of Sales. There were no cost of sales during the fifty-two week period ended December 28, 2024 and the fifty-two week period ended December 30, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3.3 million for the fifty-two week period ended December 28, 2024 compared to approximately $3.5 million for the fifty-two week period ended December 30, 2023, a decrease of approximately $0.2 million. The decrease is primarily due to lower bonus expense, which decreased primarily as a result of lower net income.

Operating Loss. Operating loss was approximately $3.3 million for the fifty-two week period ended December 28, 2024 compared to approximately $3.5 million for the fifty-two week period ended December 30, 2023, a decrease of approximately $.0.2 million.  The decrease was due to the decrease in Selling, General and Administrative Expenses discussed above.

Interest Income. Interest income was $3.0 million during the fifty-two week period ended December 28, 2024 and $3.2 million in the fifty-two week period ended December 31, 2023, a decrease of approximately $0.2 million. The decrease was due to lower interest rates.

Equity in Net Income (Loss) of National Beef Packing Company, LLC. Equity in NBP income was $6.8 million for the fifty-two week period ended December 28, 2024 compared to $41.2 million for the fifty-two week period ended December 30, 2023, a decrease of approximately $34.4 million. The combined effects of lower gross margins per head and higher costs led to lower profitability in 2024 as compared to 2023. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Other, net. Other income was $1.0 million for the fifty-two week period ended December 28, 2024 compared to $0.7 million for the fifty-two week period ended December 30, 2023. Other, net is primarily due to delivery right lease income on company-owned delivery rights.

Income Tax Expense. USPB is structured as an LLC and is therefore not subject to income taxes at the company level. See Note 2. “Basis of Presentation and Accounting Policies” in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Net Income. Net income for the fifty-two week period ended December 28, 2024 was approximately $7.5 million compared to approximately $41.6 million for the fifty-two weeks ended December 30, 2023, a decrease of approximately $34.1 million. The decrease was due to substantially lower net income at NBP.

Liquidity and Capital Resources

As of December 27, 2025, we had net working capital (the excess of current assets over current liabilities) of approximately $36.2 million, which included cash and cash equivalents of $14.1 million. As of December 28, 2024, we had net working capital of approximately $67.5 million, which included cash and cash equivalents of $39.0 million. Our primary sources of liquidity for fiscal years 2025 and 2024 were cash, and available borrowings under the Credit Agreement, Amended and Restated Revolving Term Promissory and Affirmation of Pledge Agreement with CoBank, ACB (CoBank) described below under “CoBank Debt.” Our principal use of cash is working capital.

USPB’s material contractual obligations include non-compete payments to be made to its Chief Executive Officer when he retires and payments for leased office space, the present value of which are approximately $0.4 million and $0.2 million, respectively.

CoBank Debt

On June 24, 2025, USPB and CoBank entered into an Amended and Restated Revolving Term Promissory Note (the “A&R Note”). The A&R Note amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by USPB to CoBank, which had a scheduled maturity of June 30, 2025. The A&R Note was issued under that certain Credit Agreement, dated July 13, 2020, between USPB and CoBank and is secured by an Affirmation of Pledge Agreement, dated July 13, 2020, providing CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simply SOFR (as defined in the A&R Note).

On July 24, 2025, USPB and CoBank entered into an Amendment to the A&R Note (the “Amendment”). The Amendment provides for an increase in the amount of the commitment under the A&R Note by an aggregate amount not exceeding $30,000,000. There were no borrowings under the facility as of December 27, 2025.

USPB was in compliance with the financial covenant under its Credit Agreement as of December 27, 2025.

Cash Flows

	52 weeks ended	52 weeks ended	52 weeks ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net cash (used in) provided by:	(thousands of dollars)
Operating activities	$(489)	$754	$54,142
Investing activities	(24,657)	(10,224)	(20,009)
Financing activities	190	(10,003)	(73,384)
Net decrease in cash and cash equivalents	$(24,956)	$(19,473)	$(39,251)

Operating Activities

Net cash used in operating activities was $0.5 million in fiscal year 2025 as compared to net cash provided by operating activities of $0.8 million in fiscal year 2024. The $1.2 million decrease was primarily due to losses and changes in working capital in the current period.

Net cash provided by operating activities was $0.8 million in fiscal year 2024 as compared to $54.1 million in fiscal year 2023. The $53.3 million decrease was primarily due to decreased distributions received from NBP that were classified as a distribution from operating activities.

Investing Activities

Net cash used in investing activities was approximately $24.7 million in fiscal year 2025 compared to $10.2 in fiscal year 2024. The change was primarily due to the purchase of an additional 130.4415 units of membership interests of NBP for approximately $30.1 million and changes in investments of certificate of deposits and treasury securities in 2025. For more information on the purchase of membership interest units in NBP, see Note 2. “Basis of Presentation and Accounting Policies” in USPB’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

Net cash used in investing activities was $10.2 million in fiscal year 2024 compared to $20.0 million in fiscal year 2023. The change was due to an investment in certificates of deposit at U.S. Bank in 2024.

Financing Activities

Net cash provided by financing activities was $0.2 million in fiscal year 2025 as compared to net cash used of $10.0 million in fiscal year 2024. The $10.2 million increase was due to not paying distributions to members in fiscal year 2025.

Net cash used in financing activities was $10.0 million in fiscal year 2024 as compared to $73.4 million in fiscal year 2023. The $63.4 million decrease was due to a decrease in distributions to members in fiscal year 2024, compared to fiscal year 2023.

USPB believes cash, cash flows from operating activities, and available borrowings under the Credit Agreement will be sufficient to support its working capital and cash flow requirements.

Off-Balance Sheet Arrangements

As of December 27, 2025 and December 28, 2024, we did not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2025 and 2024. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse effect on our business, financial condition and results of operations.

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

The principal market risk affecting USPB’s business is exposure to interest rate risk, to the extent the Company has debt outstanding. As of December 27, 2025, the Company did not have any outstanding debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto, and other information required by this Item 8, are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic SEC filings. There have been no changes in our internal control over financial reporting during the fifty-two weeks ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 27, 2025, the Company’s internal control over financial reporting was effective.

This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Trading Plans.

The Company may purchase a portion of its outstanding Class A and Class B units from time to time in accordance with the limits imposed under the Credit Agreement with CoBank. The Company did not make any purchases in 2025.

During the quarter ended December 27, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Mark R. Gardiner. Mr. Gardiner is President of Gardiner Angus Ranch, Inc. (GAR), a family owned purebred and commercial Angus operation headquartered at Ashland, Kansas, with 10 seedstock satellite cowherds across the United States and Australia. Mr. Gardiner has been involved with the management of GAR since 1983. GAR markets over 2,000 bulls and 700 females per year to both commercial and seedstock beef producers throughout the United States. GAR also runs an embryo transfer program that makes more than 3,500 transfers per year, including more than 60% of GAR’s 1,500-plus head of registered Angus calves born each year. A percentage of its calves are finished at commercial feedlots to provide carcass data on all Gardiner sires. In addition to a native range program, GAR operates a significant dryland farming enterprise. Mr. Gardiner is a member of the National Cattlemen’s Beef Association, Kansas Livestock Association, American Angus Association, Kansas Angus Association and the Beef Improvement Federation. He also serves on the Board of Irsik & Doll Company, a privately held company primarily involved in cattle feeding, grain and feed merchandising. Mr. Gardiner has served as a member of the Company’s Board of Directors since 1996. He was elected Secretary/Treasurer of the Board of Directors in 2003, Vice Chairman of the Board of Directors in 2004 and Chairman of the Board in 2006. Mr. Gardiner holds a Bachelor’s degree from Kansas State University in Animal Sciences and Industry. As a member of USPB’s Board of Directors, Mr. Gardiner and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Jerry L. Bohn. Mr. Bohn has been a board member and owner of Pratt Feeders. Mr. Bohn also owns and manages a 2,000 to 3,000 head cattle operation which includes grazing and finishing cattle. Throughout Mr. Bohn has over 40 years of agricultural business management experience, he has worked with complex banking and financial data and is required to make decisions involving several hundred thousand dollars, on a daily basis. Mr. Bohn previously was employed as Director of Market Analysis for Cattle-Fax, an industry market analysis firm. Mr. Bohn has served as president of the Kansas Livestock Association. He has been a Board member of the Kansas Beef Council, the National Cattlemen’s Beef Association (NCBA) and Feeders Advantage, a private animal health product distribution company. Mr. Bohn was NCBA’s President in 2021, President Elect in 2020 and as NCBA’s Vice President in 2019, served on the NCBA’s Executive Committee, chairman of NCBA’s Live Cattle Marketing, and NCBA’s Policy Committee, serving as Chair in 2018 and Vice-Chair in 2017. Mr. Bohn served on USPB’s Board from 2004 through 2007 and was reelected in 2009. He holds a Bachelor’s degree in Animal Sciences and Industry from Kansas State University. As a member of USPB’s Board of Directors, Mr. Bohn and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

Wayne L. Carpenter. Mr. Carpenter has been the President and owner of Carpenter Cattle Company Inc. since it was established in 1980. His operation today consists of a 20,000 head feed yard which markets 10,000-11,000 head through USPB annually. Mr. Carpenter runs 2,300 mother cows and also yearlings on ranches in Kansas and Nebraska. His farming operation consists of dryland and irrigated acres, which markets most of its crop production through the feed yard. Mr. Carpenter is a member of Kansas Livestock Association and National Cattlemen’s Beef Association. Carpenter Cattle Company Inc. has been a member of USPB since USPB’s inception. Mr. Carpenter has served as a member of the Company’s Board of Directors since 2016. As a member of USPB’s Board of Directors, Mr. Carpenter and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Randall K. Spare. Dr. Spare is the President of Ashland Veterinary Center (AVC), in Ashland, Kansas. Dr. Spare and his wife Michelle started AVC in 1990. Under Dr. Spare’s direction, AVC and its six veterinarians serve large and small animal clients in a four-state region, specializing in commercial beef ranching operations, feedlots and pet owners. AVC provides reproductive services, including synchronization, artificial insemination, genomic testing and semen sales on several thousand head of registered and commercial cattle each year. Dr. Spare assists commercial cow-calf producers to understand and implement genomic information to improve cow herds and create opportunities to capture value across all production sectors. Dr. Spare assists producers in marketing 8,000 to 10,000 head annually, many of which are finished cattle delivered to USPB that consistently finish in the top 25% or higher of the USPB grid. As a member of USPB’s Board of Directors, Dr. Spare and the entities he is associated with that deliver cattle to USPB are considered affiliates of USPB.

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

Audit Committee

The Board of Directors has an Audit Committee consisting of Messrs. Gardiner, Bohn, and Sternberger. Subject to the qualifications in the section headed “Directors who are unitholders” in Item 13 below, all members of the Audit Committee are considered independent within the meaning of the listing standards of NASDAQ. Mr. Gardiner is Chairman of the Audit Committee. The Board of Directors has identified Mr. Bohn as an “audit committee financial expert”. The Audit Committee selects and retains independent auditors and assists the Board of Directors in its oversight of the integrity of USPB’s financial statements, including the performance of our independent auditors in their audit of our annual financial statements. The Audit Committee meets with management and the independent auditors, as may be required. The independent auditors have full and free access to the Audit Committee without the presence of management. The Audit Committee has a charter.

Code of Ethics

USPB has adopted a corporate Code of Conduct that is enforced throughout all levels of management and a Code of Ethics for Financial Officers for its Chief Executive Officer, Chief Financial Officer, and Treasurer within the meaning of the rules and regulations of the SEC. The Code of Ethics are intended to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the Code of Conduct may be obtained, without charge, upon written request to Scott J. Miller, Chief Financial Officer, U.S. Premium Beef, LLC, P. O. Box 20103, Kansas City, Missouri 64195.

The Company has an Insider Trading Policy governing the purchase, sale and/or other dispositions of its securities by officers, directors and management personnel. This policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The policy does not apply to the Company because the Company historically has not purchased units on the open market and does not expect to do so in the future. A copy of our Insider Trading Policy is filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 28, 2024 and incorporated herein by reference.

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

Determining Executive Compensation

The CEO makes recommendations to the Committee regarding the salaries and bonus programs for the executive officers other than the CEO. The Committee reviews the recommendations, taking into account each element of total compensation. Based on the foregoing, the Committee uses its judgment in making compensation decisions that will best carry out USPB’s philosophy and objectives for executive compensation.

Fiscal Year 2025 Executive Compensation Elements

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

For fiscal year 2025, named executive officers and certain professional staff who were employed on the last day of the fiscal year will be paid his or her proportionate share of the Management Bonus Pool. The Management Bonus Pool is: (1) the audited fiscal year 2025 USPB loss before tax plus USPB grid premiums during the fiscal year, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

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

Equity Compensation

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to certain management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees. As a result of the retirement of one of USPB’s employees on December 31, 2014 and due to USPB’s CEO exercising 260 Class A and Class B units in December 2025, 4,490 Class A phantom units and 4,490 Class B phantom units remain outstanding under the 2010 management phantom unit plan, all of which were fully vested.

In November 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units and 1,500 Class B phantom units to certain members of management, to be effective on January 28, 2013. USPB’s CEO exercised 200 Class A and Class B units in December 2025, 1,300 Class A phantom units and 1,300 Class B phantom units remained outstanding, all of which were fully vested. These phantom units were fully vested and remained outstanding.

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

The 2022 Employment Agreement also provides for post termination compensation. In addition to the amounts described below that will be payable upon termination of the agreement, Mr. Linville has agreed to a noncompetition provision that, for twelve (12) months following the termination of Mr. Linville’s employment with USPB, prohibits him from participating in the management or control of any beef industry business or enterprise that competes with the business of USPB and its various affiliates. During such period, Mr. Linville will receive a monthly payment equal to one twelfth of Mr. Linville’s annual salary at the time of termination. If Mr. Linville terminates the agreement for any or no reason, USPB need only pay salary earned to the date of the termination, and the noncompetition compensation, unless termination is the result of death or permanent disability. If USPB terminates the agreement for any reason, other than termination by Mr. Linville for good reason or if USPB terminates for cause, other than cause, death or disability, or if Mr. Linville terminates the 2022 Employment Agreement for good reason, Mr. Linville shall be entitled to salary and benefits through employment year 2026; payment of certain fringe benefits through employment year 2026; the annual incentive bonus for the year in which the termination occurs and each subsequent year through employment year 2026; the long-term incentive bonus that would have accrued had Mr. Linville been employed through employment year 2026; and the payment of the noncompetition compensation.

Impact of Tax and Accounting Treatments

We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.

Unit Ownership Guidelines

USPB does not allow its named executive officers to own USPB’s Class A or Class B units. As of December 27, 2025, certain members of management own a total of 5,790 Class A and 5,790 Class B phantom unit rights awarded under the management phantom unit plans discussed above.

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

Compensation Committee

Mark Gardiner – Chairman
Joe Morgan
Jerry Bohn

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal years 2025, 2024, and 2023. Non-Equity Incentive Plan Compensation amounts reflected in this table are performance based awards and include amounts earned under our annual and long term cash bonus plans.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stanley D. Linville	FY 2025	365,792	–	–	942,540	(3)	14,000	(1)	1,322,332
Chief Executive Officer	FY 2024	372,075	–	–	377,561	(3)	136,754	(1)	886,390
	FY 2023	363,000	–	–	544,500	(3)	461,424	(1)	1,368,924

Scott J. Miller	FY 2025	231,358	–	–	116,151	(2)	13,471	(1)	360,980
Chief Financial Officer	FY 2024	224,307	–	–	122,208	(2)	104,679	(1)	451,194
	FY 2023	218,077	–	–	88,642	(2)	344,496	(1)	651,215

Danielle D. Imel	FY 2025	146,768	–	–	75,789	(2)	8,622	(1)	231,179
Treasurer	FY 2024	142,493	–	–	79,741	(2)	66,368	(1)	288,602
	FY 2023	138,804	–	–	57,839	(2)	208,080	(1)	404,723

(1)

Mr. Linville - Amounts for Mr. Linville include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $14,000 and $0, respectively in fiscal year 2025; $13,800 and $122,954, respectively in fiscal year 2024; and $13,200 and $448,224, respectively in fiscal year 2023.

Mr. Miller - Amounts for Mr. Miller include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $13,471 and $0, respectively in fiscal year 2025; $13,800 and $90,879, respectively in fiscal year 2024; and $13,200 and $331,296, respectively in fiscal year 2023.

Ms. Imel - Amounts for Ms. Imel include Company match under our 401(k) plan and non-dilution payments made as a result of the management phantom unit plan, $12,910 and $53,458, respectively in fiscal year 2024; and $13,200 and $194,880, respectively in fiscal year 2023. Amounts to Ms. Imel in 2025 did not exceed $10,000.

(2)	This amount represents the executive’s proportionate share of the Management Bonus Pool. One half of this amount will not be paid unless the executive is employed at the end of following fiscal year.
(3)	The amount of non-equity incentive plan compensation, which is to include the annual cash bonus and amounts earned pursuant to the long-term cash bonus plan pursuant to Mr. Linville’s employment agreement. The amounts represent annual cash bonus of $358,849, $337,561, and $544,500 for fiscal years 2025, 2024, and 2023, respectively, and $0, $0, and $0 of long-term cash bonuses for fiscal years 2025, 2024, and 2023, respectively; and phantom exercise payments of $583,691, $0, and $0 for fiscal years 2025, 2024, and 2023 respectively. The Linville Employment Agreement provides for a cumulative annual cap for payments to Mr. Linville for annual and long-term incentive amounts.

Grants of Plan-Based Awards in the Fiscal Year 2025

The table below sets forth information regarding grants of non-equity incentive plan-based awards made to our named executive officers during fiscal year 2025.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Stanley D. Linville (2)	n/a	$–	$–	(2)	$897,089
Chief Executive Officer

Scott J. Miller	10/22/2025	$–	$93,436	(1)	$340,868
Chief Financial Officer

Danielle D. Imel	10/22/2025	$–	$60,967	(1)	$222,416
Treasurer

(1)	The target amount is based on estimated benefits for fiscal year 2026. Amounts to be paid, which could be more or less, will be based on actual input amounts for fiscal year 2026 and will be paid out over a two-year period.
(2)	The maximum compensation allowed under Mr. Linville’s 2022 Employment Agreement is $2,722,500 over the contract period. Through fiscal year 2025, Mr. Linville has been paid $1,825,411 ($544,500 for fiscal year 2022, $544,500 for fiscal year 2023, $377,562 for fiscal year 2024, and $358,849 for fiscal year 2025), leaving $897,089 in potential future payments to Mr. Linville during the remainder of his contract period. There were no plan-based awards in fiscal year 2025 for Mr. Linville.

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

Name	Bonus Formula
Stanley D. Linville	For fiscal year 2026: 0.75% of the sum of the total financial benefits to USPB (USPB Total Benefits) that exceed $25,000,000. USPB Total Benefits are: (1) audited fiscal year-end USPB earnings before tax; and (2) the fiscal year USPB grid premiums, which is the net sum of all USPB unitholder and associate grid premiums and discounts calculated through all USPB grids at all plants as outlined in the Employment Agreement.

Scott J. Miller and Danielle D. Imel	For fiscal year 2026: The executive’s proportionate share of the Management Bonus Pool, which is (1) the audited fiscal year 2026 USPB earnings before tax plus USPB grid premiums during fiscal year 2026, less (2) $25,000,000, multiplied by (3) management bonus factor. The bonus plan payments are vested over a two-year period. The maximum Management Bonus Pool for a given bonus plan year is equal to 150% of the sum of the qualifying participants’ salaries in effect at the end of such year.

Other Bonuses

Discretionary cash bonuses may also be paid to executive officers from time to time to reward elements of performance that are not reflected in the criteria for performance based cash bonuses. No such bonuses were paid to executive officers in fiscal years 2025, 2024, and 2023. The discretionary bonuses, if paid, are disclosed in the Bonus column in the Summary Compensation Table.

Outstanding Phantom Plan Awards at Fiscal Year End 2025

Name and Principal Position	Number of Securities Underlying Unexercised Awards		Strike Price ($)		Expiration Date
Stanley D. Linville	1,040 Class A Units	(1)	$0.00	(3)	None
Chief Executive Officer	1,040 Class B Units	(1)	$0.00	(3)	None
	800 Class A Units	(2)	$66.04		None
	800 Class B Units	(2)	$73.70		None

Scott J. Miller	1,200 Class A Units	(1)	$0.00	(3)	None
Chief Financial Officer	1,200 Class B Units	(1)	$0.00	(3)	None
	500 Class A Units	(2)	$66.04		None
	500 Class B Units	(2)	$73.70		None

Danielle D. Imel	1,000 Class A Units	(1)	$0.00	(3)	None
Treasurer	1,000 Class B Units	(1)	$0.00	(3)	None

(1)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Linville, Mr. Miller and Ms. Imel vested over a 5 year period. At the end of fiscal year 2025, the unexercised phantom units were fully vested, and therefore exercisable.
(2)	The phantom plan awards, which provide for the award of appreciation rights only, for Mr. Linville and Mr. Miller vest over a 5 year period. At the end of fiscal year 2025, the unexercised phantom units were fully vested and therefore fully exercisable.
(3)	During fiscal year 2011, a total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to certain management employees, with a strike price of $118 and $157, respectively. However, as a result of the 2011 Leucadia Transaction, management employees received a payment under the management phantom unit plan. As a result of that payment, the strike price for both the Class A phantom units and Class B phantom units was satisified and is now $0. As of December 27, 2025, there are 4,490 Class A phantom units and 4,490 Class A phantom units remained outstanding, all of which were fully vested.

Phantom Plan Awards Exercised

Phantom Plan Awards
Name and Principal Position	Number of exercised awards	Value realized on exercise ($)
Stanley D. Linville	460	$583,691
Chief Executive Officer

Scott J. Miller	–	$–
Chief Financial Officer

Danielle D. Imel	–	$–
Treasurer

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a matching contribution to this plan equal to 100% of each participant’s own elective contributions up to 4% of his or her qualifying compensation. The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation. The Company did not make a profit sharing contribution to the plan in fiscal year 2025. The Summary Compensation Table above reflects the contributions to our Profit Sharing and Savings Plan for those employees whose “All Other Compensation” reported in the Summary Compensation Table exceeds $10,000.

Potential Payments Upon Termination

If the 2022 Employment Agreement is terminated upon death or permanent disability, Mr. Linville is entitled to:

•	Salary to the date of the termination plus continued monthly payment of salary through the earlier of the first anniversary of the termination or the contract expiration date (Deemed Termination Date). If Mr. Linville were terminated upon death or disability in the fiscal year ended December 27, 2025, his payment would have been $363,000;
•	If termination is due to permanent disability, provision of certain fringe benefits through the Deemed Termination Date, but excluding vacation pay, personal and sick days, vehicle, telecommunications, and 401(k) contributions, (subject to any necessary consent of applicable insurers which, if consent is not obtained within 30 days after termination, then the cash value of the monthly premiums at the date of termination shall be paid to CEO in equal monthly payments), through the Deemed Termination Date;
•	Annual Incentive through the employment year in which the Deemed Termination Date occurs pro-rated for the last employment year based upon the period through the Deemed Termination Date;
•	Long-term Incentive that would have accrued if Mr. Linville had remained employed under the 2022 Employment Agreement through the Deemed Termination Date; and
•	The 2022 Employment Agreement provides for a cumulative annual cap of $544,500 for payments to Mr. Linville for Annual Incentive and Long-Term Incentive amounts.

If the 2022 Employment Agreement is terminated by USPB for cause or by Mr. Linville for other than good reason, he is entitled to:

•	Salary earned to the date of the termination; and
•	Payment of noncompetition compensation, unless Mr. Linville is terminated for being convicted of a felony or other serious crime or engaging in fraud, embezzlement or other illegal conduct to the detriment of USPB, in which case noncompetition compensation will not be paid.

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

The table below reflects compensation paid to each director during the fiscal year 2025.

Name	Fees Earned or Paid in Cash ($)
Mark R. Gardiner	2,000
Joe M. Morgan	2,000
Jerry L. Bohn	2,000
Wayne L. Carpenter	1,750
John M. Freund	1,750
Randall K. Spare	1,750
Jeff H. Sternberger	1,750

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

•	Median employee total annual compensation for 2025	$ 186,806
•	Stanley D. Linville total annual compensation for 2025	$ 1,322,332
•	Ratio of Stanley D. Linville to median employee compensation	7 : 1

In determining the median employee total annual compensation, a listing was prepared of all employees, other than the CEO, as of December 27, 2025. The median of the total annual compensation amounts for all the employees is the amount disclosed above.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2026 regarding the only persons known by the Company to own directly or indirectly, more than 5% of its Class A and Class B units.

	Title of Class	Number of Units Beneficially Owned	Percent of Class
Black Diamond Cattle Co, Inc. (1)	Class A	95,000	12.9%
509 Country Lane	Class B	95,000	12.6%
Council Grove, Kansas 66846
John Fairleigh (2)	Class A	54,288	7.4%
Box 560	Class B	54,288	7.2%
Scott City, KS 67871
Stacy and Kelly Hoeme (3)	Class A	41,125	5.6%
PO Box 186	Class B	41,125	5.4%
Scott City, KS 67871
Jerry Bohn (4)	Class A	40,901	5.6%
5019 W. Wavecrest Circle	Class B	33,351	4.4%
Wichita, KS 67205
Jeff Sternberger (5)	Class A	39,631	5.4%
05013 13 Rd	Class B	39,631	5.2%
Ingalls, KS 67853

(1)	Includes 95,000 Class A and Class B units held by Black Diamond Cattle Co., Inc.
(2)	Includes i) 54,288 Class A and 30,000 Class B units held by JBT Land & Cattle, LLC., of which Mr. Fairleigh is part owner and
ii) 24,288 Class B units held by Fairleigh Corporation dba Fairleigh Feed Yard, of which Mr. Fairleigh is part owner.
(3)	Includes i) 39,425 Class A and Class B units held by Crown H Cattle Co, Inc., of which Kelly and Stacy Hoeme are owners and
ii) 1,500 Class A and Class B units owned by Stacy Hoeme and iii) 200 Class A and Class B units owned by Kelly Hoeme.
(4)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Premium Beef, LLC of which Mr. Bohn is a part owner and
250 Class B units held by the Jerald L. Bohn Revocable Trust.
(5)	Includes 39,631 Class A and Class B units held by Midwest Feeders Inc. of which Mr. Sternberger is a manager.

Security Ownership of Management

The following table furnishes information, as of February 28, 2026, regarding ownership of USPB’s Class A and Class B units is furnished with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table on page 26, and (iii) all current directors and executive officers as a group.

Name	Number	Percentage(1)	Number	Percentage(1)
Jerry L. Bohn (2)	40,901	5.6%	33,351	4.4%
Jeff H. Sternberger (3)	39,631	5.4%	39,631	5.2%
Joe M. Morgan (4)	33,128	4.5%	17,865	2.4%
Wayne L. Carpenter (5)	6,000	0.8%	6,000	0.8%
Mark R. Gardiner (6)	3,000	0.4%	3,000	0.4%
John M. Freund (7)	2,225	0.3%	2,225	0.3%
Randall K. Spare (8)	220	0.0%	370	0.0%
Stanley D. Linville	–	0.0%	–	0.0%
Scott J. Miller	–	0.0%	–	0.0%
Danielle D. Imel	–	0.0%	–	0.0%
Directors and Executive Officers as a group (10 persons) (9)	125,105	17.0%	102,442	13.6%

(1)	Represents the percentage of Class A units and the percentage of Class B units beneficially held or managed by the named party.
(2)	Includes 40,901 Class A and 33,101 Class B units held by Pratt Premium Beef, LLC, of which Mr. Bohn is a part owner, and 250 Class B units held by the
Jerald L. Bohn Revocable Trust.
(3)	Includes 39,631 Class A and Class B units held by Midwest Feeders Inc., of which Mr. Sternberger is an owner and the General Manager.
(4)	Includes 17,865 Class A and Class B units held by Mr. Morgan and 15,263 Class A units held by Poky Feeders, of which Mr. Morgan is the manager.
(5)	Includes 6,000 Class A and Class B units held by the Carpenter Cattle Co. Inc., of which Mr. Carpenter is the owner.
(6)	Includes 3,000 Class A and Class B units held by the Mark Gardiner Revocable Trust
(7)	Includes 2,225 Class A and Class B units held by the John Freund, over which Mr. Freund has sole voting power.
(8)	Includes 220 Class A and 370 Class B units held by the Randall Spare, over which Mr. Spare has sole voting power.
(9)	Reflects unit ownership by all seven directors and the named executive officers of USPB.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

All of USPB’s directors hold units of the LLC directly or indirectly and are also agricultural producers. By virtue of their unitholder status and ownership of Class A units, each of these individuals (or the entities they represent) is obligated to deliver cattle to USPB. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders and associates of USPB for the delivery of their cattle. Based on NASDAQ’s standards and as a result of their equal treatment with respect to the delivery of cattle, the following current directors were determined to be independent: Messrs. Bohn, Carpenter, Freund, Gardiner, Spare, Morgan, and Sternberger.

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

Transactions with NBP

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2025, 2024, and 2023, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. During fiscal years 2025, 2024, and 2023, USPB’s Class A unitholders and associates average deliveries, under the Amended Agreement were approximately 26.8% of NBP’s total cattle requirements. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

Grant Thornton LLP an independent registered public accounting firm served as our auditor for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 (thousands of dollars).

	December 27, 2025	December 28, 2024	December 30, 2023

Audit Fees	$152	$145	$142
Audit Related Fees	–	–	–
Tax Fees	–	–	–
Total	$152	$145	$142

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)	The financial statements filed as part of this report at Item 8 are listed in the Index to the Financial Statements on page F-1 contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1	Agreement and Plan of Merger between U.S. Premium Beef, Ltd. and U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix A to voting materials-prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
2.2	Plan of Conversion adopted by U.S. Premium Beef, Inc. (incorporated herein by reference to Appendix B to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.2(a)	Limited Liability Agreement of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix D to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.2(b)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of March 2, 2011 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on March 7, 2011).
3.2(c)	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of January 17, 2012 (incorporated herein by reference to Exhibit 3 to Form 8-K (File No. 333-115164) filed with the SEC on January 18, 2012).
3.3	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of November 10, 2023 (incorporated herein by reference to Exhibit 3.3 to Form 10-Q (File No. 333-115164) filed with the SEC on November 13, 2023).
3.4	Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of February 28, 2019 (incorporated herein by reference to Exhibit 3.3 to Form 10-K (File No. 333-115164) filed with the SEC on March 13, 2019).
10.1	Amendment to the Amended and Restated Revolving Term Promissory Note Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 10, 2023 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 10, 2023).
10.2	Cattle Purchase and Sale Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).
10.2(a)	First Amended and Restated Cattle Purchase and Sale Agreement Between the Company and National Beef Packing Company, LLC dated June 10, 2019 (incorporated herein by reference to Exhibit 10-2a to Form 10-K (File No. 333-115164) filed with the SEC on March 6, 2020).
10.3(a)	Form of Uniform Cattle Delivery and Marketing Agreement – Even Slots (incorporated by reference to Exhibit 10.2(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).
10.3(b)	Form of Uniform Cattle Delivery and Marketing Agreement – Odd Slots (incorporated by reference to Exhibit 10.3(b) to Form 10-K (File No. 333-115164) filed with the Commission on November 14, 2007).
10.4(a)*	U.S. Premium Beef, LLC Phantom Unit Bonus Compensation Policy adopted September 28, 2010 (incorporated herein by reference to Exhibit 10.01 to Form 8-K (File No. 333-115164) filed with the SEC on October 4, 2010).
10.4(b)*	Amended and Restated USPB Phantom Unit Bonus Compensation Policy dated January 14, 2020 (incorporated herein by reference to Exhibit 10-4b to Form 10-K (File No. 333-115164) filed with the SEC on March 6, 2020).
10.5(a)	Master Loan Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).

10.5(b)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).
10.5(c)	Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).
10.5(d)	Security Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 28, 2011 (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 333-115164) filed with the SEC on August 1, 2011).
10.5(e)	Pledge Agreement dated December 30, 2011 between the Company and National Beef Packing Company, LLC, with attached Consent and First Amendment to Pledge Agreement and Security Agreement dated December 30, 2011 between the Company and CoBank, ACB (incorporated herein by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 30, 2011).
10.5(f)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed May 29, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 3, 2014).
10.5(g)	Amended and Restated Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed June 13, 2017 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 15, 2017).
10.5(h)	Revolving Term Loan Supplement between U.S. Premium Beef, LLC and CoBank, ACB, executed August 16, 2019 incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on August 20, 2019).
10.5(i)	Credit Agreement between U.S. Premium Beef, LLC and CoBank, ACB, executed July 13, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).
10.5(j)	Amended and Restated Revolving Term Promissory Note between U.S. Premium Beef, LLC and CoBank, ACB, dated June 24, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2025).
10.5(k)	Affirmation of Pledge Agreement between U.S. Premium Beef, LLC and CoBank, ACB executed July 13, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 333-115164) filed with the SEC on July 16, 2020).
10.6(a)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on November 23, 2012 and effective as of January 28, 2013 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 3, 2012).
10.6(b)*	CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 21, 2015 and effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 23, 2015).
10.6(c)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 14, 2018 and effective as of December 30, 2018 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 14, 2018).
10.6(d)*	Amended CEO Employment Agreement between U.S. Premium Beef, LLC and Stanley D. Linville, executed on December 22, 2021 and effective as of December 26, 2021 (incorporated herein by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 333-115164) filed with the SEC on December 22, 2021).
10.7	Proxy Statement regarding proposed transaction sent by U.S. Premium Beef, LLC to it members on or about December 5, 2011 (incorporated herein by reference to Exhibit 20.1 to Company’s Current Report on Form 8-K (File No. 333-111407) filed with the SEC on December 6, 2011).
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to Company’s Annual Report on Form 10-K (File No. 333-115164) filed with the SEC on March 13, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: March 10, 2026

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Stanley D. Linville	Chief Executive Officer (Principal Executive Officer)	March 10, 2026
Stanley D. Linville

/s/ Scott J. Miller	Chief Financial Officer (Principal Executive Officer)	March 10, 2026
Scott J. Miller

/s/ Mark R. Gardiner	Chairman of the Board	March 10, 2026
Mark R. Gardiner

/s/ Joe M. Morgan	Vice Chairman of the Board	March 10, 2026
Joe M. Morgan

/s/ Jerry L. Bohn	Secretary	March 10, 2026
Jerry L. Bohn

/s/ Wayne L. Carpenter	Director	March 10, 2026
Wayne L. Carpenter

/s/ John M. Freund	Director	March 10, 2026
John M. Freund

/s/ Randall K. Spare	Director	March 10, 2026
Randall K. Spare

/s/ Jeff H. Sternberger	Director	March 10, 2026
Jeff H. Sternberger

U.S. PREMIUM BEEF, LLC

INDEX TO FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	40

Balance Sheets at December 27, 2025 and December 28, 2024	41

Statement of Operations for the years ended December 27, 2025, December 28, 2024, and December 30, 2023	42

Statement of Members’ Capital for the years ended December 27, 2025, December 28, 2024, and December 30, 2023	43

Statement of Cash Flows for the years ended December 27, 2025, December 28, 2024, and December 30, 2023	44

Notes to Financial Statements	45

Audited Financial Statements of Significant Equity Method Investee under Rule 3-09 of Regulation S-X:

National Beef Packing Company, LLC Consolidated Balance Sheet at December 27, 2025 and December 28, 2024 and Consolidated Statement of Operations, Comprehensive Income, Cash Flows and Members’ Capital for years ended December 27, 2025, December 28, 2024, and December 30, 2023 and Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

U.S. Premium Beef, LLC

Opinion on the financial statements

We have audited the accompanying balance sheets of U.S. Premium Beef, LLC (a Delaware Limited Liability company) (the “Company”) as of December 27, 2025 and December 28, 2024, the related statements of operations, members’ capital, and cash flows for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Kansas City, Missouri

March 10, 2026.

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$14,052	$39,008
Certificate of Deposit	–	30,224
Treasury Securities	24,735	–
Accrued interest receivable	–	185
Due from affiliates	619	182
Other current assets	687	901
Total current assets	40,093	70,500
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	257	244
Net property, plant, and equipment	17	30
Right of use assets, net	183	228
Investment in National Beef Packing Company, LLC	179,759	169,381
Other assets	253	1
Total assets	$220,305	$240,140
Liabilities and Members’ Capital
Current liabilities:
Accounts payable - trade	$24	$28
Due to affiliates	269	74
Accrued compensation and benefits	3,017	2,413
Lease obligations	73	61
Other accrued expenses and liabilities	155	293
Distributions payable	325	153
Total current liabilities	3,863	3,022
Long-term liabilities:
Lease obligations	110	167
Other liabilities	6,239	7,307
Total long-term liabilities	6,349	7,474
Total liabilities	10,212	10,496

Commitments and contingencies	–	–

Members’ capital
Members’ contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	210,093	229,644
Total members’ capital	210,093	229,644
Total liabilities and members’ capital	$220,305	$240,140

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–
Selling, general, and administrative expenses	3,399	3,268	3,525
Depreciation and amortization	14	13	20
Total costs and expenses	3,413	3,281	3,545
Operating loss	(3,413)	(3,281)	(3,545)
Other income:
Interest income	2,185	3,001	3,238
Dividend income	7	–	–
Interest expense	–	–	(1)
Equity in net income (loss) of National Beef Packing Company, LLC	(19,768)	6,784	41,171
Other, net	1,167	1,010	713
Total other income (loss)	(16,409)	10,795	45,121
Net income (loss)	$(19,822)	$7,514	$41,576

Income (loss) per unit:
Basic and diluted
Class A units	$(2.70)	$1.02	$5.65
Class B units	$(23.62)	$8.95	$49.54

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385
Class B units	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members’ Capital

(thousands of dollars)

Members’
capital
Balance at December 31, 2022	$263,941
Net income for the year ended December 30, 2023	41,576
Member distributions	(73,384)
Balance at December 30, 2023	$232,133
Net income for the year ended December 28, 2024	7,514
Member distributions	(10,003)
Balance at December 28, 2024	$229,644
Net loss for the year ended December 28, 2025	(19,822)
Advanced distribution	271
Balance at December 27, 2025	$210,093

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	52 weeks ended	52 weeks ended	52 weeks ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income (loss)	$(19,822)	$7,514	$41,576
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization	14	13	20
Equity in net income (loss) of National Beef Packing Company, LLC	19,768	(6,784)	(41,171)
Distributions from National Beef Packing Company, LLC	–	–	58,130
Changes in assets and liabilities:
Accounts receivable	–	–	9
Accrued interest receivable	185	(148)	(37)
Due from affiliates	(437)	101	638
Other assets	214	773	(1,671)
Accounts payable	(4)	–	(8)
Due to affiliates	195	26	(1,109)
Accrued compensation and benefits	(464)	(799)	(1,655)
Other accrued expenses and liabilities	(138)	58	(580)
Net cash (used in) provided by operating activities	(489)	754	54,142
Cash flows from investing activities:
Capital expenditures	–	–	(9)
Additional investment in Equity Method Investment	(30,146)	–	–
Investment in certificates of deposit	(23,794)	(70,224)	(40,000)
Redemption of certificates of deposit	54,018	60,000	20,000
Investment in treasury securities	(39,016)	–	–
Redemption treasury securities	14,281	–	–
Net cash used in investing activities	(24,657)	(10,224)	(20,009)
Cash flows from financing activities:
Member distributions	190	(10,003)	(73,384)
Net cash provided by (used in) financing activities	190	(10,003)	(73,384)
Net decrease in cash	(24,956)	(19,473)	(39,251)
Cash and cash equivalents at beginning of period	39,008	58,481	97,732
Cash and cash equivalents at end of period	$14,052	$39,008	$58,481
Supplemental cash disclosures:
Cash paid during the period for interest	$–	$–	$–
Cash paid during the period for taxes	$–	$65	$409
Supplemental noncash disclosures of operating activities:
Right of use assets and lease obligations	$–	$–	$316

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

On November 29, 2019, Jefferies Financial Group, Inc. (“Jefferies”, formerly Leucadia National Corporation) sold its remaining ownership interest in NBP to a combination of NBM US Holdings, Inc., a Delaware corporation owned by Marfrig Global Foods S.A.; NBPCo Holdings, LLC; and TMK Holdings, LLC. USPB elected to not participate in the acquisition.

On August 19, 2025, USPB received an offer (the “Offer”) from NBP, pursuant to the terms of that certain Fourth Amended and Restated Limited Liability Company Agreement of NBP, dated as of February 28, 2019 (the “NBP Operating Agreement”), to purchase a pro rata share of units of membership interest in NBP at a price of $231,106.21 per unit. On September 25, 2025, the Company purchased 130.4415 units of membership interest in NBP (the “Purchased Units”) pursuant to the Offer for a purchase price of approximately $30.1 million.

The purchase price was funded by cash on hand. Following the purchase of the Purchased Units, the Company’s ownership interest in NBP remained at 15.0729%.

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

In November 2024, the FASB issued authoritative guidance in Accounting Standards update 2024-03 - Disaggregation of Income Statement Expenses to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated Statement of Income expense caption. The guidance is effective for annual reporting periods beginning after December 15, 2026, our fiscal 2027, and interim reporting periods within fiscal years beginning after December 15, 2027, our fiscal 2028. Amendments can be applied using either the prospective or the retrospective approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.

Accounting Pronouncements

ASU 2023-09 (Income Taxes): The new income tax one was not material to the entity given the tax status of the Company and no income taxes being paid by the Company.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The Company files annual reports for each 52 week or 53 week period ended on the last Saturday in December. Fiscal year 2025, 2024 and 2023 were 52 week years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 27, 2025 and December 28, 2024, the Company’s balance sheet reflected Cash and cash equivalents of $14.1 million and $39.0 million, respectively. The cash is invested in CoBank’s overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Investments in Certificates of Deposit

Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets. As of December 27, 2025, all certificates of deposits had matured.

Investment in Debt Securities

Investments in debt securities consist of held-to-maturity investment securities in U.S. treasury securities held at amortized cost. Realized gains and losses are recorded using the specific identification method in gain (loss) investments, net on the statements of operations. We did not record any material gains or losses on these securities during the years ended December 27, 2025, December 27, 2024, or December 30, 2023.

If the treasury securities were measured at fair value, they would be classified as Level 1 in the fair value hierarchy, based on quoted prices in active markets for similar securities. We do not intend to sell these investment securities prior to maturity.

Treasury Securities

Treasury securities held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets.

The following table sets forth our held-to-maturity treasury securities carrying value and fair value for the securities purchased in fiscal year 2025. USPB didn’t purchase any treasury securities in fiscal year 2024.

	Fair Value as of December 27, 2025
	(thousands of dollars)
	Carrying Value	Fair Value
United States Treasury	$24,735	$24,735

Other Current Assets

Included in Other Current Assets are receivables from several states, with the largest amounts being due from New Jersey. The taxes are withheld by NBP from its members distributions.

Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting as the Company has the ability to exercise significant influence but does not have financial or operational control.

On August 19, 2025, USPB received an offer (the “Offer”) from NBP, pursuant to the terms of the NBP Operating Agreement, to purchase a pro rata share of units of membership interest in NBP at a price of $231,106.21 per unit. On September 25, 2025, the Company purchased 130.4415 units of membership interest in NBP (the “Purchased Units”) pursuant to the Offer for a purchase price of approximately $30.1 million. This was a strategic investment to maintain the 15.0729% ownership interest. USPB is invested for the long-term and the additional investment is representative of that commitment. The additional investment was reviewed and approved by the Board.

The purchase price was funded by cash on hand. Following the purchase of the Purchased Units, the Company’s ownership interest in NBP remained at 15.0729%.

The table below summarizes the changes to USPB’s investment in NBP.

	December 27, 2025	December 28, 2024
	(thousands of dollars)
Beginning investment balance	$169,381	$162,597
Equity in net income / (loss)	(19,768)	6,784
Capital contribution	30,146	–
Distributions	–	–
Ending investment balance	$179,759	$169,381

The difference between USPB’s percentage ownership share of NBP earnings and the recorded amount of Equity in income of National Beef Packing Company, LLC is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

For fiscal year 2025, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation incorporated a market-based approach which resulted in a fair value of the investment that exceeded the carrying value. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 27, 2025.

For fiscal year 2024, USPB conducted an evaluation to determine if its investment in NBP was impaired as of the end of the fiscal year in accordance with Auditing Standards Codification (ASC) 323 Investments Equity Method and Joint Ventures. The evaluation included both quantitative and qualitative factors. The quantitative approach that was used in fiscal year 2024 computed the fair value of the investment using a market based approach and resulted in a fair value that exceeded the carrying value. The qualitative analysis in fiscal year 2024 gave consideration the length of USPB’s investment in NBP and the understanding that the carrying value of the investment fluctuates with the cattle cycle, but USPB remains committed to the investment. There were no qualitative items in fiscal year 2024 that indicated that the quantitative determination was not correct. As a result of the analysis, USPB concluded that the carrying value of its investment in NBP was not impaired as of December 28, 2024.

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

A summary of cost and accumulated depreciation for property, plant, and equipment as of December 27, 2025 and December 28, 2024 follows (thousands of dollars):

	December 27, 2025	December 28, 2024
Machinery and equipment	$30	$30
Furniture and fixtures	148	148
Trailers and automotive equipment	96	96
Total property, plant, and equipment, at cost	274	274
Accumulated depreciation	257	244
Property, plant, and equipment, net	$17	$30

Depreciation expense was less than $0.1 million for fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023.

Distributions Payable

USPB utilizes a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks that have been issued but have not cleared are reflected on the balance sheet as a reduction in cash. Amounts for checks that have not yet been issued are included in Distributions payable and the change in the related balances are reflected in financing activities on the statement of cash flows. Distributions payable were $0.3 million and $0.2 million, as of December 27, 2025 and December 28, 2024.

Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to it members. As of December 27, 2025 and December 28, 2024, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.0 million and $0.1 million, respectively.

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

As of December 27, 2025 and December 28, 2024, the Company had accrued $0.4 million and $0.3 million, respectively, for the noncompetition agreements. The accrued amounts are included in Accrued compensation and benefits on the balance sheet. The CEO’s employment agreement expires on December 26, 2026.

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

USPB’s CEO is the Chief Operating Decision Maker (CODM) for USPB. As the CODM, he is responsible for managing all of USPB’s operations. The Company’s primary business operation is managing its members’ investment in NBP. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The segment participates in activities and derives income.

The CODM assesses performance of the segment based on equity in earnings of NBP for purposes of allocating resources and evaluating financial performance as presented on the statement of operations. The CODM uses this measure in the annual budgeting and monthly forecasting process and to evaluate income generated from segment assets to distribute cash to unitholders. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Significant segment expenses regularly provided to the CODM are the financial statement line items of NBP, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	52-weeks ended December 27, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$13,832,662	$(13,832,662)	$–	$–
Cost of sales	13,628,133	(13,628,133)	–	–
Selling, general and administrative expenses	112,895	(112,895)	(3,399)	(3,399)
Depreciation and amortization	173,697	(173,697)	(14)	(14)
Interest income	66	(66)	2,185	2,185
Interest expense	(48,447)	48,447	–	–
Other, net	–	–	1,174	1,174
Income tax expense	3,298	(3,298)	–	–
Net loss in National Beef	(127,146)	127,146	(54)	(54)
Equity in net loss of National Beef	(19,768)			(19,768)
Net loss of USPB				$(19,822)

Total assets	$2,273,575	$(2,273,575)	$220,305	$220,305
Total liabilities	$(1,119,598)	$1,119,598	$(10,212)	$(10,212)
Capital Expenditures for segment assets	$(95,760)	$95,760	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	52 weeks ended December 28, 2024
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$12,373,291	$(12,373,291)	$–	$–
Cost of sales	11,998,533	(11,998,533)	–	–
Selling, general and administrative expenses	124,820	(124,820)	(3,268)	(3,268)
Depreciation and amortization	160,179	(160,179)	(13)	(13)
Interest income	110	(110)	3,001	3,001
Interest expense	(41,658)	41,658	–	–
Other, net	–	–	1,010	1,010
Income tax expense	(797)	797	–	–
Net income in National Beef	49,008	(49,008)	730	730
Equity in earnings of National Beef	6,784			6,784
Net income of USPB				$7,514

Total assets	$2,254,845	$(2,254,845)	$240,140	$240,140
Total liabilities	$(1,173,748)	$1,173,748	$(10,496)	$(10,496)
Capital Expenditures for segment assets	$(161,048)	$161,048	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	52 weeks ended December 30, 2023
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$11,949,876	$(11,949,876)	$–	$–
Cost of sales	11,403,911	(11,403,911)	–	–
Selling, general and administrative expenses	105,868	(105,868)	(3,525)	(3,525)
Depreciation and amortization	133,782	(133,782)	(20)	(20)
Interest income	66	(66)	3,238	3,238
Interest expense	(26,544)	26,544	(1)	(1)
Other, net	–	–	713	713
Income tax expense	2,692	(2,692)	–	–
Net income in National Beef	277,145	(277,145)	405	405
Equity in earnings of National Beef	41,171			41,171
Net income of USPB				$41,576

Total assets	$2,268,689	$(2,268,689)	$243,101	$243,101
Total liabilities	$(1,236,404)	$1,236,404	$(11,268)	$(11,268)
Capital Expenditures for segment assets	$(191,827)	$191,827	$(9)	$(9)

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

Income (Loss) Per Unit

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

Income (Loss) Per Unit Calculation	52 weeks ended	52 weeks ended	52 weeks ended
(thousands of dollars, except unit and per unit data)	December 27, 2025	December 28, 2024	December 30, 2023

Basic and diluted earnings per unit:
Income (loss) attributable to USPB available to unitholders (numerator)
Class A	$(1,982)	$751	$4,158
Class B	$(17,840)	$6,763	$37,418

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385
Class B	755,385	755,385	755,385

Per unit amount
Class A	$(2.70)	$1.02	$5.65
Class B	$(23.62)	$8.95	$49.54

NOTE 3. Long-Term Debt and Loan Agreements

(a)       Credit Agreement

On July 13, 2020, USPB and CoBank, ACB (CoBank), entered into a Credit Agreement, Amended and Restated Revolving Term Promissory Note (Promissory Note), and an Affirmation of Pledge Agreement (collectively, the New Loan Agreements). The New Loan Agreements replace, amend and restate the arrangements between CoBank and USPB contained in that certain Master Loan Agreement, Revolving Term Loan Supplement to the Master Loan Agreement, Pledge Agreement, and Security Agreement dated July 26, 2011, as amended.

On June 24, 2025, USPB and CoBank entered into an Amended and Restated Revolving Term Promissory Note (the “A&R Note”). The A&R Note amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by USPB to CoBank, which had a scheduled maturity of June 30, 2025. The A&R Note was issued under that certain Credit Agreement, dated July 13, 2020, between USPB and CoBank and is secured by an Affirmation of Pledge Agreement, dated July 13, 2020, providing CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simply SOFR (as defined in the A&R Note). There were no borrowings under the facility as of December 27, 2025 or December 28, 2024.

USPB was in compliance with the financial covenant under its Credit Agreement as of December 27, 2025.

(b)       Operating Leases

USPB’s two office leases are accounted for under ASC 842, Leases. The Kansas City, MO office renewed its office lease in March 2023 and has a remaining term of approximately 2.25 years. The Dodge City, KS office renewed its office lease in October 2023 and has a remaining term of approximately 3.0 years. The Kansas City office lease agreement provides for renewals beyond the remaining term; the Dodge City office lease agreement does not provide for renewals beyond the remaining term. The monthly lease payment and expense for the Kansas City office was $5,644 and $5,425, respectively, as of December 2025, and increases by approximately 3% on April 1 of each year. The monthly lease payment and expense, for the Dodge City office was $1,050 and $1,049, respectively, as of December 2025. Both offices are used for general office use only. As of December 27, 2025, the present value of the remaining operating lease payments for the offices equaled $0.2 million and USPB’s balance sheet reflected Right of Use Assets and Lease Obligations equal to that amount. The discount rate used to compute the present value was 6.05%, USPB’s incremental borrowing rate adjusted for the lease term.

The table below states the total of the remaining lease payments as of December 27, 2025 (thousands of dollars):

FY 2025

2026	$82
2027	84
2028 (3 months)	30
Total	$196
Less: future interest	13
Lease liabilities recognized	$183

NOTE 4. Employee Options and Benefit Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan. The phantom unit plan provides for the award of unit appreciation rights to management employees of USPB. USPB’s CEO administers the phantom unit plan and awards “Phantom Units” (Class A and Class B Units) to employees in amounts determined by the CEO, subject to the total Phantom Unit amount approved by the Board of Directors of USPB. A total of 5,000 Class A phantom units and 5,000 Class B phantom units were awarded to management employees, with a strike price of $118 and $157, respectively. The closing of the Leucadia Transaction resulted in management employees receiving a payment under the management phantom unit plan. The payment to management was reduced by the strike price for both the Class A phantom units and Class B phantom units and is now $0. As a result of the retirement of one of USPB’s employees on December 31, 2014, 50 Class A phantom units and 50 Class B phantom units were forfeited as they were not vested. One third of the retiring employee’s vested phantom units were exercised and the appreciation rights paid in three tranches (retirement, and first and second anniversary of retirement). At the end of fiscal year 2025, 4,490 of the Class A and Class B phantom units remained outstanding and, at the end of fiscal years 2024 and 2023, 4,750 Class A phantom units and 4,750 Class B phantom units were outstanding under the 2010 management phantom unit plan. The phantom units became fully vested in August 2015. For the 2010 management phantom unit plan, a reduction of compensation expense of $0.1 million in fiscal years 2025 and 2024, and compensation expense of $0.1 million was recognized in fiscal year 2023.

On November 16, 2012, USPB’s Board of Directors approved the issuance of an additional 1,500 Class A phantom units, with a strike price of $66.04 and 1,500 Class B phantom units, with a strike price of $73.70, to certain members of management, to be effective on January 28, 2013 (the grant date fair value was established using a Black Scholes model). The phantom units became fully vested in January 2018. At the end of fiscal years 2025, 1,300 of the Class A and Class B phantom units remained outstanding and, at the end of fiscal year 2024, 1,500 of the Class A and Class B phantom units remained outstanding under the 2012 phantom unit plan. For the 2012 management phantom unit plan, a reduction of compensation expense of $0.1 million in fiscal year 2025 and 2024, and compensation expense of $0.2 million fiscal year 2023.

As of December 27, 2025 and December 28, 2024, the Company had accrued $7.8 and $8.5 million, respectively, for the management phantom plans. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet.

	December 27, 2025	December 28, 2024
	(thousands of dollars)
Current phantom unit	$1,560	$1,703
Long-term phantom unit	6,239	6,810
	$7,799	$8,513

USPB provides its employees the opportunity to earn cash incentives and bonuses. The cash incentive and bonus plans were designed to provide the financial incentive to the employees to influence USPB unitholder benefits and are only paid after certain levels of benefits have been achieved. As of December 27, 2025 and December 28, 2024, the Company had accrued $1.1 million and $0.9 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.1 million for fiscal years 2025, 2024, and 2023.

NOTE 5. Other Expense or Income

Other non-operating income, net was $1.2 million for fiscal year 2025, $1.0 million for fiscal year 2024 and $0.7 for fiscal year 2023. Other non-operating income primarily includes income related to lease income on additional delivery rights made available by the Company.

NOTE 6. Income Taxes

USPB is structured as an LLC and is taxed as a partnership for federal income tax purposes. As a result, its taxable income/loss is passed through to the unitholders at the end of each tax year. Certain states assess an entity level tax, which is paid by USPB. Such taxes were $0.0 million in fiscal year 2025, $0.1 million in fiscal year 2024, and $0.4 million in fiscal year 2023.

NOTE 7. Related Party Transactions

All of the Company’s directors hold Class A units of the Company directly or indirectly. By virtue of ownership of the units, each of these individuals or the entities they represent is obligated to deliver cattle to the Company. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of cattle are made on exactly the same basis as those received by other unitholders of the Company for the delivery of their cattle.

On June 10, 2019, USPB entered into the First Amended and Restated Cattle Purchase and Sale Agreement with NBP (Amended Agreement).  Per the terms and conditions of the Amended Agreement, NBP is required to purchase from USPB Class A unitholders, and USPB is required to cause to be sold and delivered from its Class A unitholders to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year. In fiscal years 2025, 2024, and 2023, USPB elected to increase the number of cattle that its Class A unitholders could deliver during USPB’s delivery year by up to 10%. For fiscal years 2025, 2024, and 2023, the average cattle deliveries by USPB’s Class A unitholders and associates were approximately 26.8% of NBP’s total cattle requirements, under the Amended Agreement. The purchase price for the cattle is determined by pricing grids, which, at all times, are required to be no less favorable than any other pricing grid being utilized by NBP and the pricing grid shall be competitive with NBP’s major competitors for the purchase of cattle. The terms and conditions of the Amended Agreement are substantially the same as the previous agreement except in the following material ways:

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

At December 27, 2025 and December 28, 2024, the Company had receivables of approximately $0.4 million and $0.1 million, respectively, due from unitholders and associates. At December 27, 2025 and December 28, 2024, the Company had receivables of approximately $0.2 million and $0.0 million due from NBP, respectively.

At December 27, 2025 and December 28, 2024, the Company had payables of $0.3 million and $0.2 million due to unitholders and associates. At December 27, 2025 and December 28, 2024, the Company had payables of approximately $0.2 million and $0.0 million due to NBP, respectively.

NOTE 8. Legal Proceedings

As of December 27, 2025, USPB is not currently involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the “US Class Actions” are collectively referred to as the “Beef Class Actions”). The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Easter District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et. al., which was originally filed on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. The plaintiffs in these cases seek treble damages and other relief under various laws including the Sherman Antitrust Act, the Canadian Competition Act, the Packers & Stockyards Act, and/or the Commodities Exchange Act and various state and provincial laws and attorneys’ fees. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows. NBP has negotiated a settlement with the plaintiffs in the Canadian Class Actions and has paid into a trust account CAN $495,000 to resolve these claims. The settlement is subject to approval of the Canadian courts overseeing the matters. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of the Canadian Class Actions or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  NBP has responded to the federal and state requests for information and cooperated with the investigations. In September 2025, NBP received notice from the DOJ that it is closing the federal investigation, and then in November 2025 the DOJ initiated a new civil antitrust investigation. NBP is currently working with the DOJ to define any new information being requested by the agency, and NBP is cooperating with this new investigation. NBP believes it has meritorious defenses to any potential claims that might arise out of any of the open investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NATIONAL BEEF PACKING COMPANY, LLC

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Managers

National Beef Packing Company, LLC

Opinion

We have audited the consolidated financial statements of National Beef Packing Company, LLC (a Delaware limited liability company) and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 27, 2025 and December 28, 2024, and the related consolidated statements of operations, comprehensive income, cash flows, and members’ capital for each of the three fiscal years in the period ended December 27, 2025, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2025, in accordance with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Kansas City, Missouri
February 18, 2026

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$96,167	$10,661
Accounts receivable, less allowance for returns and expected credit losses of $20,887 and $7,904, respectively	373,869	364,977
Due from affiliates	6,058	4,156
Other receivables	5,067	4,293
Inventories	483,181	451,783
Other current assets	29,962	53,317
Total current assets	994,304	889,187
Property, plant and equipment, at cost:
Land and improvements	119,201	116,161
Buildings and improvements	467,946	451,426
Machinery and equipment	1,019,941	947,698
Trailers and automotive equipment	11,700	5,377
Furniture and fixtures	26,386	27,965
Construction in progress	119,019	131,224
	1,764,193	1,679,851
Less accumulated depreciation	810,784	699,587
Net property, plant and equipment	953,409	980,264
Goodwill	30,634	30,634
Other intangibles, net of accumulated amortization of $657,181 and $608,736, respectively	213,107	261,552
Right of use assets, net of accumulated amortization of $80,573 and $63,836, respectively	71,836	82,099
Other assets	10,285	11,109
Total Assets	$2,273,575	$2,254,845
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$631	$26,304
Current portion of right of use liabilities	26,398	23,975
Cattle purchases payable	148,656	225,263
Accounts payable — trade	344,247	153,656
Due to affiliates	1,711	1,071
Accrued compensation and benefits	47,413	60,220
Accrued insurance	13,306	21,953
Other accrued expenses and liabilities	48,806	64,753
Total current liabilities	631,168	577,195
Long-term debt, excluding current installments	426,521	521,786
Long-term portion of right of use liabilities	47,470	58,946
Other liabilities	14,439	15,821
Total liabilities	1,119,598	1,173,748
Commitments and contingencies
Members’ capital:
Members’ capital	1,154,605	1,081,751
Accumulated other comprehensive loss	(628)	(654)
Total members’ capital	1,153,977	1,081,097
Total Liabilities and Members’ capital	$2,273,575	$2,254,845

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended December 27, 2025	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023
Net sales	$13,832,662	$12,373,291	$11,949,876
Costs and expenses:
Cost of sales	13,628,133	11,998,533	11,403,911
Selling, general and administrative	112,895	124,820	105,868
Depreciation and amortization	173,697	160,179	133,782
Total costs and expenses	13,914,725	12,283,532	11,643,561
Operating income (loss)	(82,063)	89,759	306,315
Other (expense) income:
Interest income	68	110	66
Interest expense	(48,447)	(41,658)	(26,544)
Income (Loss) before taxes	(130,442)	48,211	279,837
Income tax expense	(3,296)	(797)	2,692
Net income (loss)	$(127,146)	$49,008	$277,145

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	52 weeks ended December 27, 2025	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023
Net income (loss)	$(127,146)	$49,008	$277,145
Other comprehensive income (loss):
Foreign currency translation adjustments	26	(196)	(189)
Comprehensive income (loss)	$(127,120)	$48,812	$276,956

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended December 27, 2025	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023
Cash flows from operating activities:
Net income (loss)	$(127,146)	$49,008	$277,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	173,697	160,179	133,782
Provision for returns and doubtful accounts	12,983	13,276	11,028
Deferred income tax provision	4,027	325	(43)
(Gain)/Loss on disposal of property, plant and equipment	(263)	(83)	145
Amortization of debt issuance costs	1,355	924	920
Change in assets and liabilities:
Accounts receivable	(21,875)	1,953	(92,627)
Due from affiliates	(1,902)	729	(1,049)
Other receivables	(774)	5,196	(3,874)
Inventories	(31,398)	(28,657)	(2,977)
Other assets	20,152	15,924	26,293
Right of use assets and lease liabilities, net	1,210	(1,238)	1,655
Cattle purchases payable	118,984	40,108	(16,400)
Accounts payable	(4,156)	28,076	(21,817)
Due to affiliates	641	92	(4,430)
Accrued compensation and benefits	(12,807)	(31,074)	(103,515)
Accrued insurance	(8,647)	10,183	299
Other accrued expenses and liabilities	(17,329)	18,244	711
Net cash provided by operating activities	106,752	283,165	205,246
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(95,760)	(161,048)	(191,827)
Proceeds from sale of property, plant and equipment	408	395	688
Net cash used in investing activities	(95,352)	(160,653)	(191,139)
Cash flows from financing activities:
Receipts under revolving credit lines	8,051,000	6,274,144	1,812,856
Payments under revolving credit lines	(8,108,000)	(6,380,000)	(1,650,000)
Receipts under reducing revolving credit lines	6,330,000	4,150,000	4,530,000
Payments under reducing revolving credit lines	(6,390,000)	(4,170,000)	(4,340,000)
Repayments of other indebtedness/finance leases	(2,309)	(2,157)	(4,035)
Cash paid for financing costs	(6,608)	–	–
Member Contributions	200,000	–	–
Member Distributions	–	–	(385,660)
Net cash provided by financing activities	74,083	(128,013)	(36,839)
Effect of exchange rate changes on cash	23	(211)	(203)
Net increase (decrease) in cash	85,506	(5,712)	(22,935)
Cash and cash equivalents at beginning of period	10,661	16,373	39,308
Cash and cash equivalents at end of period	$96,167	$10,661	$16,373
Supplemental disclosures:
Cash paid during the period for interest	$53,592	$44,314	$38,049
Cash paid during the period for taxes	$17	$80	$405
Supplemental non-cash disclosures of operating and investing activities:
Non-cash additions to property, plant and equipment included in accounts payable	$4,833	$5,678	$3,210

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Members’ Capital	Accumulated Other Comprehensive Income (Loss)	TOTAL
Balance at December 31, 2022	$1,141,258	$(269)	$1,140,989
Net income	277,145	–	277,145
Distributions	(385,660)	–	(385,660)
Foreign currency translation adjustments	–	(189)	(189)
Balance at December 30, 2023	$1,032,743	$(458)	$1,032,285
Net income	49,008	–	49,008
Distributions	–	–	–
Foreign currency translation adjustments	–	(196)	(196)
Balance at December 28, 2024	$1,081,751	$(654)	$1,081,097
Net (loss)	(127,146)	–	(127,146)
Distributions	–	–	–
Contributions	200,000	–	200,000
Foreign currency translation adjustments	–	26	26
Balance at December 27, 2025	$1,154,605	$(628)	$1,153,977

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas and Tama, Iowa, consumer-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania, Moultrie, Georgia and Kansas City, Kansas and a beef patty manufacturing facility in North Baltimore, Ohio. National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Irving, Texas, provides trucking services to the Company and to third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides hide tanning services for the Company. Kansas City Steak Company, LLC, or Kansas City Steak, includes a direct to consumer business and operates a warehouse and fulfilment facility in Kansas City, Kansas. As of December 27, 2025, and December 28, 2024, approximately 53% of our employees were represented by collective bargaining agreements. The Company makes certain contributions for the benefit of employees (see Note 6).

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

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in December. Fiscal 2025, 2024 and 2023 were each 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

The following table represents the rollforward of the allowance for returns and expected credit losses for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 (in thousands):

Period Ended	Beginning Balance	Provision	Charge Off	Ending Balance
December 30, 2023	$(3,075)	$(11,028)	$10,623	$(3,480)
December 28, 2024	$(3,480)	$(13,276)	$8,852	$(7,904)
December 27, 2025	$(7,904)	$(18,046)	$5,063	$(20,887)

Inventories

Inventories consist primarily of beef, beef by-products, parts and supplies and are stated at the lower of cost or net realizable value, with cost principally determined under the first-in-first-out method for beef products and average cost for supplies.

Inventories at December 27, 2025 and December 28, 2024 consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Dressed and boxed beef products	$379,311	$352,726
Beef by-products	36,041	34,637
Parts, supplies and other	67,829	64,420
Total inventory	$483,181	$451,783

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	3 to 15 years
Automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $125.3 million, $111.7 million and $85.1 million for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

Upon disposition of these assets, any resulting gain or loss is included in selling, general, and administrative. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations as incurred.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $2.8 million, $10.0 million and $12.7 million for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell and are no longer depreciated. There were no events or circumstances which would indicate that the carrying amount of our property, plant and equipment may not be recoverable during 2025, 2024 or 2023.

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

ASC 360, Impairment and Disposal of Long-Lived Assets, provides that we evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of whether an asset group is recoverable is based on management’s estimate of undiscounted future cash flows directly attributable to the asset group as compared to its carrying value. If the carrying amount of the asset group is greater than the undiscounted cash flows, an impairment loss would be recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. As a result of the review performed, no triggering events occurred during 2025 or 2024 related to the Company’s long-lived assets, thus no impairment charge was recorded.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (in thousands):

	Weighted	December 27, 2025
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$327,928
Trade names	20	290,148	191,986
Cattle supply relationships	15	143,600	134,027
Other	6	3,240	3,240
Total intangible assets		$870,288	$657,181

	Weighted	December 28, 2024
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	18	$433,300	$303,558
Trade names	20	290,148	177,484
Cattle supply relationships	15	143,600	124,454
Other	6	3,240	3,240
Total intangible assets		$870,288	$608,736

For the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 the Company recognized $48.4 million, $48.4 million and $48.7 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of December 27, 2025, for each of the next five years and thereafter (in thousands):

Estimated amortization expense for fiscal years ending:
2026	$48,445
2027	38,872
2028	38,872
2029	38,872
2030	16,287
Thereafter	31,759
Total	$213,107

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, as the Company is a limited liability company, the separate legal entity does not provide for income taxes, as the results of operations are included in the taxable income of the individual members. However, certain states impose privilege taxes on the apportioned taxable income or income related measurements of the Company. To the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax basis of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse and are thus included in the consolidated financial statements of the Company. National Carriers Inc. remains subject to examination of its income taxes for fiscal years 2025, 2024, 2023, and 2022.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade and other receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates its fair value at December 27, 2025 and December 28, 2024, as substantially all debt carries variable interest rates.

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

Advertising

Advertising expenses are charged to operations in the period incurred and were $19.9 million, $21.8 million and $23.5 million for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023.

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

Disaggregated Revenue

The following table further disaggregates our sales by major revenue stream for the fiscal years ended (in thousands):

	52 weeks ended December 27, 2025	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023
Beef, pork, & beef by-products	$13,692,929	$12,212,257	$11,791,237
Other	139,733	161,034	158,639
Net Sales	$13,832,662	$12,373,291	$11,949,876

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the contract liability balances during 2025 are as follows (in thousands):

	December 27, 2025	December 28, 2024	Change
Contract liabilities	$18,995	$13,992	$5,003

Changes in the contract liability balances during 2024 are as follows (in thousands):

	December 28, 2024	December 30, 2023	Change
Contract liabilities	$13,992	$19,939	$(5,497)

Substantially all of the contract liability as of December 28, 2024 was recognized in revenue during 2025. The Company expects to recognize substantially all of the current year liability in 2026.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During our fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 we recognized rent expense associated with our leases as follows (in thousands):

	December 27, 2025	December 28, 2024	December 30, 2023
Operating lease cost:
Fixed rent expense	$29,415	$29,120	$30,030
Variable rent expense	–	–	34
Finance lease cost:
Amortization of ROU assets	1,925	2,025	2,254
Interest expense	68	154	236
Short-term lease cost	14,661	15,329	12,097
Net lease cost	$46,069	$46,628	$44,651

Lease cost – Cost of sales	42,869	43,238	41,220
Lease cost – SG&A	1,208	1,211	941
Lease cost – Depreciation & Amortization	1,925	2,025	2,254
Lease cost – Interest expense	67	154	236
Net lease cost	$46,069	$46,628	$44,651

Amounts recognized as right-of-use assets related to finance leases are included in Property, plant and equipment, at cost in the accompanying consolidated balance sheet, while amounts related to finance lease liabilities are included in Current installments of long-term debt and Long-term debt. As of December 27, 2025, and December 28, 2024, right-of-use assets and lease liabilities related to finance leases were as follows (in thousands):

	December 27, 2025	December 28, 2024
Finance lease ROU assets	$3,668	$1,969
Finance lease liabilities:
Current installments of long-term debt	631	2,228
Long-term debt	3,151	239

During the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 we had the following cash and non-cash activities associated with our leases (in thousands):

	December 27, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,148	$30,574	$28,702
Operating cash flows from finance leases	73	162	222
Financing cash flows from finance leases	2,188	2,152	1,889

Supplemental non-cash information Additions to ROU assets obtained from:

New operating lease liabilities	12,869	23,578	41,400
New finance lease liabilities	3,624	96	242

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future payments due under operating and finance leases as of December 27, 2025 is as follows (in thousands):

	Operating	Finance
Due in:
2026	$26,398	$631
2027	23,633	3,505
2028	11,924	14
2029	9,095	–
2030	4,663	–
Thereafter	4,942	–
Total	80,655	4,150
Future interest	(6,787)	(368)
Lease liabilities recognized	$73,868	$3,782

As of December 27, 2025, the weighted-average remaining lease term for all operating leases is 3.45 years, while the weighted-average remaining lease term for all finance leases is 1.91 years. As of December 28, 2024, the weighted-average remaining lease term for all operating leases is 4.08 years, while the weighted-average remaining lease term for all finance leases is 1.14 years.

As of December 27, 2025, the weighted-average discount rate associated with operating leases is 4.77%, while the weighted-average discount rate associated with finance leases is 6.05%. As of December 28, 2024, the weighted-average discount rate associated with operating leases is 4.67%, while the weighted-average discount rate associated with finance leases is 4.6%.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company has entered into various debt agreements to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of December 27, 2025, and December 28, 2024, debt consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Short-term debt:
Reducing revolver credit facility (a)	$–	$25,000
Current portion of loan costs (c)	–	(924)
Current portion of finance lease obligations	631	2,228
	631	26,304
Long-term debt:
Reducing revolver credit facility (a)	430,000	465,000
Industrial Development Revenue Bonds (b)	2,000	2,000
Revolving credit facility (a)	–	57,000
Long-term portion of loan costs (c)	(8,630)	(2,453)
Long-term finance lease obligations	3,151	239
	426,521	521,786
Total debt	$427,152	$548,090

 ___________________________________

(a) Senior Credit Facilities - In October 2025, the Company amended its senior credit facilities. The Fifth Amended and Restated Credit Agreement (Debt Agreement) matures in September 2030. The Debt Agreement includes a $1.15 billion reducing revolver loan and a $350.0 million revolving credit facility. The Debt Agreement is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries and includes customary covenants including a financial covenant that requires the Company to maintain a minimum tangible net worth; as of December 27, 2025, the Company was in compliance with the financial covenant.

At December 27, 2025, the Company’s outstanding debt balance under the Debt Agreement was $430.0 million. The reducing revolving loan and the revolving credit facility bear interest at the Base Rate or the SOFR Rate (as defined in the Debt Agreement), plus a margin ranging from 0.50% to 3.00% depending upon certain financial ratios and the rate selected.  As of December 27, 2025 the interest rate on the reducing revolver credit facility and the revolving credit facility was 6.59% and 6.42%, respectively.

Borrowings under the reducing revolver loan and the revolving credit facility are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  Unused capacity under the revolving credit facility can also be used to issue letters of credit. There were letters of credit aggregating $2.2 million outstanding at December 27, 2025.  Amounts available under the revolving credit facility are subject to a borrowing base calculation primarily comprised of receivable and inventory balances; amounts available under the reducing revolver facility are constrained only by the reductions in the commitment amount.  On December 27, 2025, after deducting outstanding amounts and issued letters of credit, $315.4 million of the unused revolving credit facility and $720.0 million of the reducing revolver commitment was available to the Company.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)     Industrial Development Revenue Bonds - Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase the facility and leased the facility to the Company for an identical term under a capital lease. The Company purchased the City’s bonds with proceeds of its term loan under the Debt Agreement.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility remains a component of property, plant and equipment in the Company’s consolidated balance sheets.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Debt Agreement.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million. During 2019 the Company extended the basic term of the bonds based on the original agreement and exercised its right to purchase the project. The purchase closed in 2020.

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

(c)     Debt issuance costs - In conjunction with the 2025 Debt Agreement, the Company paid financing charges of approximately $6.6 million which are being amortized over the life of the loan along with approximately $2.0 million of unamortized loan charges from previous amendments.

Amortization of $1.4 million, $0.9 million and $0.9 million was charged to interest expense during the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following December 27, 2025, are as follows (in thousands):

Minimum Principal Maturities
Fiscal year ending December:
2026	$631
2027	4,137
2028	14
2029	1,000
2030	430,000
Thereafter	–
Total minimum principal maturities	$435,782
Total unamortized loan costs	(8,630)
Total debt	$427,152

NOTE 6.  RETIREMENT PLANS

The Company maintains tax-qualified employee savings and retirement plans, or the 401(k) Plans, covering certain of the Company’s employees. Pursuant to the 401(k) Plans, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plans. The 401(k) Plans provide for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plans. The trustees of the 401(k) Plans, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options.  The 401(k) Plans are intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plans matching contributions totaled approximately $6.1 million, $6.1 million and $5.0 million for the fiscal years 2025, 2024 and 2023, respectively.

During 2017, the Company bargained with the United Food and Commercial Workers International Union (UFCW) Local 2 for a complete withdrawal from a UFCW sponsored retirement plan in which certain of our employees participate (the “UFCW Plan”). As a result, the Company is required to make withdrawal payments into the fund over a 20-year period. The Company recorded expenses related to the UFCW Plan withdrawal of approximately $18.6 million which was included in Cost of sales during 2017. Payments into the UFCW Plan began during 2018. The current portion of the withdrawal liability is approximately $0.9 million and is included in Other accrued expenses and liabilities on the consolidated balance sheets. The long-term portion of the withdrawal liability is approximately $12.2 million and $13.1 million as of December 27, 2025 and December 28, 2024 and is included in Other liabilities on the consolidated balance sheets.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (in thousands):

	52 weeks ended December 27, 2025	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023
Current provision:
Federal	$93	$(778)	$1,288
State	302	(426)	1,430
Foreign	11	82	17
Total current tax expense (benefit)	406	(1,122)	2,735
Deferred provision:
Federal	(2,833)	272	(37)
State	(869)	53	(6)
Foreign	–	–	–
Total deferred tax (benefit) expense	(3,702)	325	(43)
Total income tax (benefit) expense	$(3,296)	$(797)	$2,692

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with various Marfrig affiliates, and a company affiliated with NBPCo Holdings, which holds an ownership interest in the Company, in the ordinary course of business.

During fiscal years 2025, 2024 and 2023, the Company had sales and purchases with the following related parties (in thousands):

	52 weeks ended December 27, 2025	52 weeks ended December 28, 2024	52 weeks ended December 30, 2023
Sales to:
Empirical Foods, Inc. (1)	$99,437	$90,489	$105,555
MF Foods USA, LLC (2)	2,830	1,539	1,634
Marfrig affiliated (3)	5,788	–	–
Total sales to affiliate	$108,055	$92,028	$107,189
Purchases from:
Empirical Foods, Inc. (1)	$15,168	$13,688	$11,923
Marfrig affiliates (3)	45,213	55,644	44,553
Total purchases from affiliate	$60,381	$69,332	$56,476

__________________________________

(1)	Empirical Foods, Inc. (Empirical) is an affiliate of NBPCo Holdings, formerly Beef Products, Inc. (BPI)
(2)	MF Foods USA, LLC is a wholly owned subsidiary of Marfrig
(3)	Marfrig affiliates include Weston Importers, LTD, Establecimientos Colonia, Frigorifico Tacuarembo, Inaler SA, and Frigorifico LaCaballada

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2007, we entered into an agreement with Empirical for Empirical to manufacture and install a grinding system in one of our plants. In accordance with the agreement with Empirical, we are to pay Empirical a technology and support fee based on the number of pounds of product produced using the grinding system. The installation of the grinding system was completed in fiscal year 2008. We paid approximately $1.2 million during 2025, $1.3 million during 2024 and $1.4 million during fiscal year 2023 to Empirical in technology and support fees.

We are party to a long-term cattle supply agreement with U.S. Premium Beef, LLC (US Premium Beef), a minority owner of the Company.  Under this agreement we have agreed to purchase from the members of US Premium Beef, and US Premium Beef has agreed to cause its members to deliver, 735,385 head of cattle each year (subject to adjustment) at prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. We obtained approximately 27% of our cattle requirements under this agreement during fiscal year 2025, and approximately 25% each of the fiscal years 2024 and 2023.

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

The Company enters into certain commodity derivatives, primarily with a diversified group of counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of December 27, 2025 and December 28, 2024. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values regarding derivative instruments not designated as hedging instruments as of December 27, 2025 and December 28, 2024 (in thousands):

	Derivative Asset As of December 27, 2025		Derivative Liability As of December 27, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,339	Other accrued expenses and liabilities	$547
Totals		$1,339		$547

	Derivative Asset As of December 28, 2024		Derivative Liability As of December 28, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$679	Other accrued expenses and liabilities	$655
Totals		$679		$655

The following table presents the unrealized and realized gains (losses) on derivative contracts as reflected in the consolidated statement of operations for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended December 27, 2025	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
Commodity contracts	Net sales	$36,298	$10,029	$15,067
Commodity contracts	Cost of sales	(8,219)	1,417	(1,694)
Totals		$28,079	$11,446	$13,373

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that the Company violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws; and (ii) putative class action antitrust lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the District of Montreal, alleging that it violated the Canadian Competition Act and various provincial laws (the “Beef Antitrust Cases”). The Beef Antitrust Cases are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019, Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. Since the original class action complaints were filed, thirty-one (31) purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims, and others may do so in the future. The plaintiffs in the Beef Antitrust Cases generally seek treble damages and other relief under the Sherman Antitrust Act and various state antitrust or consumer protection laws or general damages, aggravated, exemplary, and punitive damages, injunctive relief, costs, and interest and other damages under the Canadian Competition Act and various provincial laws. Some of the Beef Antitrust Cases also allege that the Company violated the Packers & Stockyards Act and the Commodities Exchange Act. The Company entered settlements on the Canadian class actions in fiscal year 2025, has paid the settlement amounts into escrow, and is awaiting final court approvals of the settlement. On the remaining US class actions, The Company believes it has meritorious defenses to the claims in the Beef Antitrust Cases and intends to defend these matters vigorously. There can be no assurances, however, as to the outcome of the cases or the impact on NBP’s consolidated financial position, results of operation or cash flows.

In addition to the beef antitrust litigation, the Company has been subject to a civil investigation by the United States Department of Justice and approximately 30 state attorneys general regarding industry cattle procurement and other industry practices. The Company has responded to the federal and state requests for information and cooperated with the investigations. In September of 2025 the Company was notified the DOJ was closing its investigation, and then in November of 2025 the DOJ initiated a new civil antitrust investigation. The Company is currently working with the DOJ to define any new information being requested by the agency, and the Company is cooperating with this new investigation. The Company believes that it has not engaged in any conduct that would give rise to an antitrust claim, and that it has meritorious defenses to any potential claims arising from a government investigation. There can be no assurances, however, as to the outcome of these investigations or the impact on the Company’s consolidated financial position, results of operation or cash flows.

The Company is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to the Company’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws (the “Wage Rate Case”). The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). Although the Company believes that it has strong meritorious defenses to the claims in these cases and would defend against this litigation vigorously if it went to trial, the Company entered into a settlement agreement with the plaintiffs for $14,200,000 that was preliminarily approved by the District Court on January 15, 2025. The Company had paid the settlement amount into escrow and is awaiting final court approvals.

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through February 18, 2026, the date the consolidated financial statements were available for issuance and determined there were no such events to report.

