Form 10-Q
period 2026-03-28
U. S. Premium Beef, LLC
filed 2026-05-08
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026
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

The registrant’s units are not traded on an exchange or in any public market. As of April 25, 2026, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

	March 28, 2026	December 27, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,358	$14,052
Treasury Securities	24,957	24,735
Due from affiliates	573	619
Other current assets	703	687
Total current assets	38,591	40,093
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	261	257
Net property, plant, and equipment	13	17
Right of use assets, net	165	183
Investment in National Beef Packing Company, LLC	173,113	179,759
Other assets	254	253
Total assets	$212,136	$220,305
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$137	$24
Due to other affiliates	208	269
Accrued compensation and benefits	2,385	3,017
Lease obligations	75	73
Other accrued expenses and liabilities	172	155
Distributions payable	325	325
Total current liabilities	3,302	3,863
Long-term liabilities:
Lease obligations	90	110
Other liabilities	5,644	6,239
Total long-term liabilities	5,734	6,349
Total liabilities	9,036	10,212

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	203,100	210,093
Total members' capital	203,100	210,093
Total liabilities and members' capital	$212,136	$220,305

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13-weeks ended	13-weeks ended
	March 28, 2026	March 29, 2025
	(unaudited)	(unaudited)
Net sales	$–	$–
Costs and expenses:
Cost of sales	–	–
Selling, general, and administrative expenses	834	959
Depreciation and amortization	3	3
Total costs and expenses	837	962
Operating loss	(837)	(962)
Other loss:
Interest income	308	607
Equity in net loss of National Beef Packing Company, LLC	(6,646)	(10,263)
Other income, net	182	35
Total other loss	(6,156)	(9,621)
Net loss	$(6,993)	$(10,583)

Loss per unit:
Basic and diluted
Class A units	$(0.95)	$(1.44)
Class B units	$(8.33)	$(12.61)

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385
Class B units	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members'
capital
Balance at December 30, 2023	$232,133
Net income for the year ended December 28, 2024	7,514
Member distributions	(10,003)
Balance at December 28, 2024	$229,644
Net loss for the year ended December 28, 2025	(19,822)
Advanced distribution	271
Balance at December 27, 2025	$210,093
Net loss for the quarter ended March 28, 2026	(6,993)
Balance at March 28, 2026	$203,100

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	13-weeks ended	13-weeks ended
	March 28, 2026	March 29, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,993)	$(10,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Equity in net loss of National Beef Packing Company, LLC	6,646	10,263
Changes in assets and liabilities:
Accounts receivable	–	(143)
Due from affiliates	46	(57)
Other assets	(238)	(11)
Accounts payable	113	56
Due to affiliates	(61)	40
Accrued compensation and benefits	(1,227)	(528)
Other accrued expenses and liabilities	17	(4)
Net cash used in operating activities	(1,694)	(964)
Cash flows from investing activities:
Investments in certificate of deposits	–	(10,000)
Investments in treasury securities	–	(9,836)
Redemptions of certificates of deposit	–	10,000
Net cash used in investing activities	–	(9,836)
Cash flows from financing activities:
Member distributions	–	–
Net cash used in financing activities	–	–
Net decrease in cash	(1,694)	(10,800)
Cash and cash equivalents at beginning of period	14,052	39,008
Cash and cash equivalents at end of period	$12,358	$28,208

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information; therefore, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments. For further information, refer to the audited Financial Statements and Notes to Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026 (the “2025 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2) Accounting Policies

Accounting for Investment in NBP. USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued authoritative guidance in Accounting Standards update 2024-03 – Disaggregation of Income Statement Expenses to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated State of Income expense caption. The guidance is effective for annual reporting beginning after December 15, 2026, USPB’s fiscal year 2027, and interim reporting periods within fiscal years beginning after December 15, 2027, our fiscal year 2028. Amendments can be applied using either the prospective or the retrospective approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 28, 2026 and December 27, 2025, the Company’s balance sheet reflected Cash and cash equivalents of $12.4 million and $14.1 million, respectively. The cash is invested in the CoBank, ACB (“CoBank”) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Treasury Securities. Treasury securities held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets.

The following table sets forth our held-to-maturity treasury securities carrying value and fair value for the securities purchased in fiscal year 2025.

	Fair Value as of March 28, 2026
	(thousands of dollars)
	Carrying Value	Fair Value
United States Treasury	$24,957	$24,957

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of March 28, 2026, and December 27, 2025, the Company had $0.2 and $0.1 million accrued respectively, the majority of which relates to accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

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

Significant segment expenses regularly provided to the CODM are the financial statement line items of National Beef, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	13-weeks ended March 28, 2026
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,491,178	$(3,491,178)	$–	$–
Cost of sales	(3,473,267)	3,473,267	–	–
Selling, general and administrative expenses	(8,114)	8,114	(834)	(834)
Depreciation and amortization	(43,908)	43,908	(3)	(3)
Interest income	69	(69)	308	308
Interest expense	(9,477)	9,477	–	–
Other, net	–	–	182	182
Income tax expense	(426)	426	–	–
Net (loss) in National Beef	(43,093)	43,093	(347)	(347)
Equity in loss of National Beef	(6,646)			(6,646)
Net loss of USPB				$(6,993)

Total assets	$2,282,785	$(2,282,785	$212,136	$212,136
Total liabilities	$(1,171,969)	$1,171,969	$(9,036)	$(9,036)
Capital Expenditures for segment assets	$(19,000)	$19,000	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	13-weeks ended March 29, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,266,229	$(3,266,229)	$–	$–
Cost of sales	(3,249,974)	3,249,974	–	–
Selling, general and administrative expenses	(30,638)	30,638	(959)	(959)
Depreciation and amortization	(41,692)	41,692	(3)	(3)
Interest income	11	(11)	607	607
Interest expense	(11,541)	11,541	–	–
Other, net	–	–	35	35
Income tax expense	(519)	519	–	–
Net (loss) in National Beef	(67,086)	67,086	(320)	(320)
Equity in loss of National Beef	(10,263)			(10,263)
Net loss of USPB				$(10,583)

Total assets	$2,243,724	$(2,243,724	$229,128	$229,128
Total liabilities	$(1,229,681)	$1,229,681	$(10,067)	$(10,067)
Capital Expenditures for segment assets	$(12,741)	$12,741	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of March 28, 2026 and December 27, 2025, the Company had accrued $0.4 million and $0.4 million, respectively, for the noncompetition agreement. The accrued amount is included in Accrued compensation and benefits on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of March 28, 2026 and December 27, 2025, the Company had accrued $7.1 million and $7.8 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	March 28, 2026	December 27, 2025
	(unaudited)
Current phantom unit	$1,411	$1,560
Long-term phantom unit	5,644	6,239
Total phantom accrual	$7,054	$7,799

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of March 28, 2026 and December 27, 2025, the Company had accrued $0.6 million and $1.1 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Delivery Right Lease Income

As of March 28, 2026 and March 29, 2025, USPB realized Delivery Right Lease income of $0.2 million and $0.1 million, respectively, related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Loss Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the thirteen-weeks ended March 28, 2026 and thirteen-weeks ended March 29, 2025, 10% of USPB’s net loss was allocated to the Class A units and 90% to the Class B units. The net loss allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Loss Per Unit Calculation	13-weeks ended	13-weeks ended
(thousands of dollars, except unit and per unit data)	March 28, 2026	March 29, 2025
	(unaudited)	(unaudited)
Basic and diluted loss per unit:
Loss attributable to USPB available to
members (numerator)
Class A	$(699)	$(1,058)
Class B	$(6,294)	$(9,525)

Weighted average outstanding units (denominator)
Class A	735,385	735,385
Class B	755,385	755,385

Per unit amount
Class A	$(0.95)	$(1.44)
Class B	$(8.33)	$(12.61)

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the thirteen-week periods ended March 28, 2026 and March 29, 2025 (unaudited) (thousands of dollars):

Investment in National Beef

Investment at December 27, 2025	$179,759
Equity in net loss for thirteen-weeks ended	(6,646)
Distributions	–
Investment at March 28, 2026	$173,113

Investment at December 28, 2024	$169,381
Equity in net loss for thirteen-weeks ended	(10,263)
Distributions	–
Investment at March 29, 2025	$159,119

The difference between USPB’s percentage ownership share of NBP net loss and the recorded amount of Equity in net loss of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the thirteen-week periods ended March 28, 2026 and March 29, 2025 (thousands of dollars):

	13-weeks ended	13-weeks ended
	March 28, 2026	March 29, 2025
	(unaudited)	(unaudited)
Net sales	$3,491,178	$3,266,229
Costs and expenses:
Cost of sales	3,473,267	3,249,974
Selling, general, and administrative expenses	8,114	30,638
Depreciation and amortization	43,908	41,692
Total costs and expenses	3,525,289	3,322,304
Operating (loss) income	(34,111)	(56,075)
Other income (expense):
Interest income	69	11
Interest expense	(9,477)	(11,541)
Net loss before taxes	(43,519)	(67,605)
Income tax expense	426	519
Net loss	$(43,093)	$(67,086)

NBP's net loss attributable to USPB	$(6,495)	$(10,112)

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of March 28, 2026 and December 27, 2025, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.0 million and $0.0 million, respectively.

(9) Long-term Debt and Loan Agreements

On June 24, 2025, USPB and CoBank entered into an Amended and Restated Revolving Term Promissory Note (the “A&R Note”). The A&R Note amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by the USPB to CoBank, which had a scheduled maturity of June 30, 2025. The A&R Note was issued under that certain Credit Agreement, dated July 13, 2020 (the “Credit Agreement”), between USPB and CoBank and is secured by an Affirmation of Pledge Agreement, dated July 13, 2020, providing CoBank with a first-priority security interest in USPB’s membership interests in, and distributions from, NBP.

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simply SOFR (as defined in the A&R Note).

USPB may request that the amount of the revolving loan commitment be increased by an aggregate amount of up to $30.0 million. Any requested increase must be for at least $5.0 million and advancing such amount will be at the discretion of CoBank. USPB was in compliance with the financial covenant under its Credit Agreement as of March 28, 2026.

(10) Legal Proceedings

As of March 28, 2026, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

(11) Subsequent Events

Subsequent to March 28, 2026, the treasury securities invested matured at approximately $25 million and USPB then partially reinvested $10.0 million in certificates of deposit at interest rates ranging from 3.75% to 4.09%.

On May 7, 2026, USPB invested $25 million in treasury securities.

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

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with bovine spongiform encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments (including the imposition or potential imposition of tariffs), the impact of international conflicts, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

NBP’s revenues in the thirteen-weeks ended March 28, 2026, increased approximately 6.9% in comparison to the thirteen-weeks ended March 29, 2025, primarily due to increased revenue per head. NBP’s cost of sales increased by approximately 6.9% for the thirteen-weeks ended March 28, 2026, as compared to the thirteen-weeks ended March 29, 2025, primarily due to increased cattle costs. For the thirteen-weeks ended March 28, 2026, NBP had a net loss of $43.1 million compared to a net loss of $67.1 million for the thirteen-weeks ended March 29, 2025. Improvement per unit beef processing margin was the key driver of the increase in overall profitability in the 2026 period, as compared to the 2025 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (“A&R Agreement”) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 27% and 25% of its cattle requirements under this agreement during the thirteen-weeks ended March 28, 2026 and March 29, 2025, respectively.

USPB Results of Operations

Thirteen-weeks ended March 28, 2026 compared to thirteen-weeks ended March 29, 2025

Net Sales. There were no net sales in the thirteen-weeks ended March 28, 2026 and thirteen-weeks ended March 29, 2025.

Cost of Sales. There were no cost of sales in the thirteen-weeks ended March 28, 2026 and thirteen-weeks ended March 29, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.8 million and $1.0 million for the thirteen-weeks ended March 28, 2026 and March 29, 2025, respectively.

Operating Loss. Operating loss was approximately $0.8 million and $1.0 million for the thirteen-weeks ended March 28, 2026 and March 29, 2025, respectively.

Equity in Net Loss of National Beef Packing Company, LLC. Equity in NBP net loss was $6.6 million for the thirteen-weeks ended March 28, 2026 compared to $10.3 million for the thirteen-weeks ended March 29, 2025. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.3 million for the thirteen-weeks ended March 28, 2026 compared to approximately $0.6 million for the thirteen-weeks ended March 29, 2025.

Other, net. Other income was $0.2 million for the thirteen-weeks ended March 28, 2026 compared to other income of less than $0.1 million for the thirteen-weeks ended March 29, 2025, respectively. The income in both periods was primarily delivery right lease income.

Net loss. Net loss was $7.0 million for the thirteen-weeks ended March 28, 2026 compared to $10.6 million thirteen-weeks ended March 29, 2025, respectively.

Liquidity and Capital Resources

As of March 28, 2026, we had net working capital (the excess of current assets over current liabilities) of approximately $35.3 million, which included cash and cash equivalents of $12.4 million. As of December 27, 2025, we had net working capital of approximately $36.2 million, which included cash and cash equivalents of $14.1 million. Our primary sources of liquidity for the first quarter of fiscal year 2026 and fiscal year 2025 were cash and available borrowings under our Credit Agreement with CoBank.

As of March 28, 2026, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available.

On July 24, 2025, USPB and CoBank entered into an Amendment (the “Amendment”) to the A&R Note (as defined below). The Amendment provides for an increase in the amount of the commitment under the A&R Note by an aggregate amount not exceeding $30,000,000. There were no borrowings under the facility as of March 28, 2026.

USPB was in compliance with the financial covenant under its Credit Agreement as of March 28, 2026.

We believe our cash will be sufficient to support our cash needs for the foreseeable future.

Operating Activities

Net cash used in operating activities in the thirteen-weeks ended March 28, 2026 was approximately $1.5 million compared to approximately $1.0 million in the thirteen-weeks ended March 29, 2025.  The $0.5 million change was primarily due to the change in accrued compensation and benefits.

Investing Activities

Net cash used in investing activities was approximately $0.2 million in the thirteen-weeks ended March 28, 2026 compared to $9.8 million in the thirteen-weeks ended March 29, 2025. The change was due to fewer investments in certificates of deposit and treasury securities in the current period.

Financing Activities

Net cash used in financing activities was $0.0 million in the thirteen-weeks ended March 28, 2026 compared to $0.0 million in the thirteen-weeks ended March 29, 2025.

Credit Agreement

On June 24, 2025, USPB and CoBank entered into the Amended and Restated Revolving Term Promissory Note (the “A&R Note”), which amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by the Company to CoBank, which had a scheduled maturity of June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of March 28, 2026, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting during the thirteen-weeks ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 28, 2026, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

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

Item 1A. Risk Factors.

Except as set forth below, the risk factors set forth in the 2025 Form 10-K have not materially changed. Please refer to the 2025 Form 10-K to consider those risk factors.

Geopolitical instability and armed conflict involving Iran could adversely affect NBP’s business, financial condition, and results of operations.

Ongoing or future armed conflict, heightened geopolitical tensions, or military hostilities involving Iran, including the full or partial closure of the Strait of Hormuz or restricted access to the Red Sea, damage to energy production or transport facilities or infrastructure, or retaliatory actions by regional or global powers, could materially and adversely affect global economic conditions and financial markets. Such developments could disrupt international trade, energy markets, currency stability, and transportation routes, leading to increased volatility in commodity prices, supply chain disruptions, inflationary pressures, and reduced consumer and business confidence.

In addition, any conflict involving Iran could result in further regulatory constraints, sanctions compliance obligations, limitations on cross-border transactions, or restrictions on access to certain markets, counterparties, or financial institutions. These factors may increase NBP’s operating costs, delay or impair its ability to execute strategic initiatives, limit growth opportunities, or negatively impact demand for its products. The extent of these impacts is uncertain and may be exacerbated by the duration, geographic scope, and severity of such geopolitical developments, any of which could have a material adverse effect on NBP’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended March 28, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 8, 2026

