Form 10-Q
period 2026-06-27
U. S. Premium Beef, LLC
filed 2026-08-07
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

The registrant’s units are not traded on an exchange or in any public market. As of July 25, 2026, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	June 27, 2026	December 27, 2025
	(unaudited)
Current assets:
Cash and cash equivalents	$2,148	$14,052
Certificates of Deposit	9,993	–
Treasury Securities	24,997	24,735
Accrued interest receivable	74	–
Due from affiliates	492	619
Other current assets	712	687
Total current assets	38,416	40,093
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	264	257
Net property, plant, and equipment	10	17
Right of use assets, net	147	183
Investment in National Beef Packing Company, LLC	167,639	179,759
Other assets	254	253
Total assets	$206,466	$220,305
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$18	$24
Due to other affiliates	228	269
Accrued compensation and benefits	2,457	3,017
Lease obligations	76	73
Other accrued expenses and liabilities	150	155
Distributions payable	325	325
Total current liabilities	3,254	3,863
Long-term liabilities:
Lease obligations	71	110
Other liabilities	5,288	6,239
Total long-term liabilities	5,359	6,349
Total liabilities	8,613	10,212

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	197,853	210,093
Total members' capital	197,853	210,093
Total liabilities and members' capital	$206,466	$220,305

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13-weeks ended		26-weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	656	811	1,490	1,770
Depreciation and amortization	4	3	7	7
Total costs and expenses	660	814	1,497	1,777
Operating loss	(660)	(814)	(1,497)	(1,777)
Other income:
Interest income	238	630	546	1,237
Equity in net loss of National Beef Packing Company, LLC	(5,474)	(5,290)	(12,120)	(15,553)
Other income, net	649	732	831	767
Total other income	(4,587)	(3,928)	(10,743)	(13,549)
Net loss	$(5,247)	$(4,742)	$(12,240)	$(15,326)

Loss per unit:
Basic and diluted
Class A units	$(0.71)	$(0.64)	$(1.66)	$(2.08)
Class B units	$(6.25)	$(5.65)	$(14.58)	$(18.26)

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members'
capital
Balance at December 30, 2023	$232,133
Net income for the year ended December 28, 2024	7,514
Member distributions	(10,003)
Balance at December 28, 2024	$229,644
Net loss for the year ended December 27, 2025	(19,822)
Advanced distribution	271
Balance at December 27, 2025	$210,093
Net loss for the quarters ended June 27, 2026	(12,240)
Balance at June 27, 2026	$197,853

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	26-weeks ended
	June 27, 2026	June 28, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(12,240)	$(15,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	7
Equity in net loss of National Beef Packing Company, LLC	12,120	15,553
Changes in assets and liabilities:
Accounts receivable	(74)	(355)
Due from affiliates	127	(284)
Other assets	(343)	194
Accounts payable	(6)	(19)
Due to affiliates	(41)	16
Accrued compensation and benefits	(1,511)	(364)
Other accrued expenses and liabilities	(6)	(42)
Net cash used in operating activities	(1,967)	(620)
Cash flows from investing activities:
Investments in certificates of deposit	(9,993)	(23,794)
Investments in treasury securities	(24,944)	(14,165)
Redemptions of certificates of deposit	–	20,224
Redemptions of treasury securities	25,000	–
Net cash used in investing activities	(9,937)	(17,735)
Cash flows from financing activities:
Member distributions	–	–
Net cash used in financing activities	–	–
Net decrease in cash	(11,904)	(18,355)
Cash and cash equivalents at beginning of period	14,052	39,008
Cash and cash equivalents at end of period	$2,148	$20,653

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

(2) Accounting Policies

Accounting for Investment in NBP. USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP but does not have financial or operational control.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued authoritative guidance in Accounting Standards update 2024-03 – Disaggregation of Income Statement Expenses to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated Statement of Operations expense caption. The guidance is effective for annual reporting beginning after December 15, 2026, USPB’s fiscal year 2027, and interim reporting periods within fiscal years beginning after December 15, 2027, our fiscal year 2028. Amendments can be applied using either the prospective or the retrospective approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 27, 2026 and December 27, 2025, the Company’s balance sheet reflected Cash and cash equivalents of $2.1 million and $14.1 million, respectively. The cash is invested in the CoBank, ACB (“CoBank”) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Treasury Securities. Treasury securities held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets.

The following table sets forth our held-to-maturity treasury securities carrying values and fair values are based on quoted market prices or observable market inputs obtained from third-party pricing services, for the securities purchased in fiscal year 2026, as well as the held-to-maturity treasury securities carrying value and fair value as of December 27, 2025.

	Fair Value as of June 27, 2026
	(thousands of dollars)
	Carrying Value	Fair Value
United States Treasury	$24,997	$24,997

	Fair Value as of December 27, 2025
	(thousands of dollars)
	Carrying Value	Fair Value
United States Treasury	$24,735	$24,735

Certificates of Deposit. Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets.

The following table sets forth a summary of our held-to-maturity certificate of deposits purchased between April and May of 2026 from Edward Jones. There were no certificates of deposit as of December 27, 2025.

Certificates of Deposits as of June 27, 2026
(thousands of dollars)
Maturity Date Range	Interest Rate Range	Carrying Value
August-December 2026	3.75%-4.30%	$9,993

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of June 27, 2026, and December 27, 2025, the Company had $0.1 and $0.1 million accrued respectively, the majority of which relates to accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

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

Significant segment expenses regularly provided to the CODM are the financial statement line items of National Beef, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	13-weeks ended June 27, 2026
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,748,080	$(3,748,080)	$–	$–
Cost of sales	(3,714,652)	3,714,652	–	–
Selling, general and administrative expenses	(14,179)	14,179	(656)	(656)
Depreciation and amortization	(45,050)	45,050	(4)	(4)
Interest income	5	(5)	238	238
Interest expense	(9,780)	9,780	–	–
Other, net	–	–	649	649
Income tax expense/(refund)	(257)	257	–	–
Net (loss)/income in National Beef	(35,318)	35,318	227	227
Equity in loss of National Beef	(5,474)			(5,474)
Net loss of USPB				$(5,247)

Total assets	$2,265,105	$(2,265,105)	$206,466	$206,466
Total liabilities	$(1,189,632)	$1,189,632	$(8,613)	$(8,613)
Capital Expenditures for segment assets	$(26,816)	$26,816	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	26-weeks ended June 27, 2026
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$7,239,258	$(7,239,258)	$–	$–
Cost of sales	(7,187,919)	7,187,919	–	–
Selling, general and administrative expenses	(22,293)	22,293	(1,490)	(1,490)
Depreciation and amortization	(88,958)	88,958	(7)	(7)
Interest income	74	(74)	546	546
Interest expense	(19,257)	19,257	–	–
Other, net	–	–	831	831
Income tax expense/(refund)	(683)	683	–	–
Net (loss)/income in National Beef	(78,411)	78,411	(120)	(120)
Equity in loss of National Beef	(12,120)			(12,120)
Net loss of USPB				$(12,240)

Total assets	$2,265,105	$(2,265,105)	$206,466	$206,466
Total liabilities	$(1,189,632)	$1,189,632	$(8,613)	$(8,613)
Capital expenditures for segment assets	$(45,820)	$45,820	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	13-weeks ended June 28, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,263,256	$(3,263,256)	$–	$–
Cost of sales	(3,216,822)	3,216,822	–	–
Selling, general and administrative expenses	(25,501)	25,501	(811)	(811)
Depreciation and amortization	(42,707)	42,707	(3)	(3)
Interest income	7	(7)	630	630
Interest expense	(12,855)	12,855	–	–
Other, net	–	–	732	732
Income tax refund/(refund)	(522)	522	–	–
Net (loss)/income in National Beef	(34,100)	34,100	548	548
Equity in net loss of National Beef	(5,290)			(5,290)
Net loss of USPB				$(4,742)

Total assets	$2,327,690	$(2,327,690)	$224,665	$224,665
Total liabilities	$(1,347,645)	$1,347,645	$(10,076)	$(10,076)
Capital expenditures for segment assets	$(20,680)	$20,680	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	26-weeks ended June 28, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$6,529,485	$(6,529,485)	$–	$–
Cost of sales	(6,466,796)	6,466,796	–	–
Selling, general and administrative expenses	(56,139)	56,139	(1,770)	(1,770)
Depreciation and amortization	(84,399)	84,399	(7)	(7)
Interest income	18	(18)	1,237	1,237
Interest expense	(24,396)	24,396	–	–
Other, net	–	–	767	767
Income tax refund/(refund)	(1,041)	1,041	–	–
Net (loss)/income in National Beef	(101,186)	101,186	227	227
Equity in loss of National Beef	(15,553)			(15,553)
Net loss of USPB				$(15,326)

Total assets	$2,327,690	$(2,327,690)	$224,665	$224,665
Total liabilities	$(1,347,645)	$1,347,645	$(10,076)	$(10,076)
Capital expenditures for segment assets	$(33,421)	$33,421	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

(3) Noncompetition Agreement

The CEO’s employment agreement provides for him to receive noncompetition payments for a twelve-month period following his termination of employment with USPB.

As of June 27, 2026 and December 27, 2025, the Company had accrued $0.4 million and $0.4 million, respectively, for the noncompetition agreement. The accrued amount is included in Accrued compensation and benefits on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of June 27, 2026 and December 27, 2025, the Company had accrued $6.6 million and $7.8 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	June 27, 2026	December 27, 2025
	(unaudited)
Current phantom unit	$1,322	$1,560
Long-term phantom unit	5,288	6,239
Total phantom accrual	$6,610	$7,799

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of June 27, 2026 and December 27, 2025, the Company had accrued $0.8 million and $1.1 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Delivery Right Lease Income

As of June 27, 2026 and June 28, 2025, USPB realized Delivery Right Lease income of $0.8 million and $0.7 million, respectively, related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Loss Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the quarterly and year-to-date periods ended June 27, 2026 and June 28, 2025, 10% of USPB’s net loss was allocated to the Class A units and 90% to the Class B units. The net loss allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Net Loss Per Unit Calculation	13-weeks ended		26-weeks ended
(thousands of dollars, except unit and per unit data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted loss per unit:
Loss attributable to USPB available to members (numerator)
Class A	$(525)	$(474)	$(1,224)	$(1,533)
Class B	$(4,722)	$(4,268)	$(11,016)	$(13,793)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$(0.71)	$(0.64)	$(1.66)	$(2.08)
Class B	$(6.25)	$(5.65)	$(14.58)	$(18.26)

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the quarterly and year-to-date periods ended June 27, 2026 and June 28, 2025 (unaudited) (thousands of dollars):

Investment at December 27, 2025	$179,759
Equity in net loss for thirteen-week period	(6,646)
Distributions	–
Investment at March 28, 2026	173,113
Equity in net loss for thirteen-week period	(5,474)
Distributions	–
Investment at June 27, 2026	$167,639

Investment at December 28, 2024	$169,381
Equity in net loss for thirteen-week period	(10,263)
Distributions	–
Investment at March 29, 2025	159,118
Equity in net loss for thirteen-week period	(5,290)
Distributions	–
Investment at June 28, 2025	$153,828

The difference between USPB’s percentage ownership share of NBP net loss and the recorded amount of Equity in net loss of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the quarterly and year-to-date periods ended June 27, 2026 and June 28, 2025 (thousands of dollars):

	13-weeks ended		26-weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,748,080	$3,263,256	$7,239,258	$6,529,485
Costs and expenses:
Cost of sales	3,714,652	3,216,822	7,187,918	6,466,795
Selling, general, and administrative expenses	14,179	25,501	22,293	56,140
Depreciation and amortization	45,050	42,707	88,958	84,399
Total costs and expenses	3,773,881	3,285,030	7,299,169	6,607,334
Operating loss	(25,800)	(21,774)	(59,911)	(77,849)
Other income (expense):
Interest income	5	7	74	18
Interest expense	(9,780)	(12,855)	(19,257)	(24,397)
Net loss before taxes	(35,575)	(34,622)	(79,094)	(102,228)
Income tax refund	257	522	683	1,042
Net loss	$(35,318)	$(34,100)	$(78,411)	$(101,186)

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of June 27, 2026 and December 27, 2025, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.0 million and $0.0 million, respectively.

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

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simple SOFR (as defined in the A&R Note).

USPB may request that the amount of the revolving loan commitment be increased by an aggregate amount of up to $30.0 million. Any requested increase must be for at least $5.0 million and advancing such amount will be at the discretion of CoBank. USPB was in compliance with the financial covenant under its Credit Agreement as of June 27, 2026.

(10) Legal Proceedings

As of June 27, 2026, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the "US Class Actions” are collectively referred to as the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28, 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et. al., which was originally filed on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings as a multi-district litigation case (“MDL”) in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. On July 16, 2026, the court issued two orders in the consolidated MDL, ruling on the plaintiffs’ motions for class certification in the US Class Actions. The court denied the motion to certify the putative class of plaintiffs alleging claims related to cattle futures trading and denied the motion to certify the putative class of plaintiffs who indirectly sold feeder cattle to defendants. The court denied as moot Defendants’ motions to exclude some or all of the opinions of the plaintiffs’ experts in these cases. The court certified four other classes: sellers of fed cattle (although the court modified the class definition “to exclude persons or entities who were USPB shareholders from June 1, 2015 to February 29, 2020”), direct purchasers of beef, commercial and institutional indirect purchasers of beef, and consumer indirect purchasers of beef. The Court also denied certification of all of the injunctive relief classes sought in these cases, but did so without prejudice, as well as all motions made by defendants to exclude some or all of the opinions of plaintiffs’ experts in these actions.

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

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  NBP has responded to the federal and state requests for information and cooperated with the investigations. In September 2025, NBP received notice from the DOJ that it was closing the federal investigation, and then in November 2025 the DOJ initiated a new civil antitrust investigation. NBP is currently working with the DOJ to define any new information being requested by the agency, and NBP is cooperating with this new investigation. NBP believes it has meritorious defenses to any potential claims that might arise out of any of the open investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

NBP’s profitability typically fluctuates seasonally as well as cyclically, based on the availability of fed cattle and the demand for beef and beef by-products. Its profitability is dependent, in large part, on the spread between its cost for live cattle, the primary raw material for its business, and the value received from selling boxed beef and other products coupled with its overall volume. NBP operates in a large and fast-moving commodity market and does not have much influence over the price it pays for cattle or the selling price it receives for the products it produces . The NBP financial information provided herein has been provided to us by NBP. We have not independently verified the information.

NBP’s revenues in the thirteen-weeks ended June 27, 2026, increased approximately 14.9% in comparison to the thirteen-weeks ended June 28, 2025, primarily due to increased revenue per head. NBP’s cost of sales increased by approximately 15.5% for the thirteen-weeks ended June 27, 2026, as compared to the thirteen-weeks ended June 28, 2025, primarily due to increased cattle costs. For the thirteen-weeks ended June 27, 2026, NBP had a net loss of $35.3 million compared to a net loss of $34.1 million for the thirteen-weeks ended June 28, 2025. Lower per unit beef processing margin was the key driver of the decrease in overall profitability in the 2026 period, as compared to the 2025 period.

NBP’s revenues in the twenty-six weeks ended June 27, 2026, increased approximately 10.9% in comparison to the twenty-six weeks ended June 28, 2025, primarily due to higher average unit selling prices for many of NBP’s products. NBP’s cost of sales increased by approximately 11.2% for the twenty-six weeks ended June 27, 2026, as compared to the twenty-six weeks ended June 28, 2025, primarily due to higher prices for fed cattle.  For the twenty-six weeks ended June 27, 2026, NBP had net loss of $78.4 million compared to net loss of $101.2 million for the twenty-six weeks ended June 28, 2025. Improved per unit beef processing margin was the key driver of the improvement in overall profitability in the 2026 period, as compared to the 2025 period.

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (“A&R Agreement”) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance.  NBP obtained approximately 27% and 26% of its cattle requirements under this agreement during the twenty-six-weeks ended June 27, 2026 and June 28, 2025, respectively.

USPB Results of Operations

Thirteen-weeks ended June 27, 2026 compared to thirteen-weeks ended June 28, 2025

Net Sales. There were no net sales in the thirteen-weeks ended June 27, 2026 and June 28, 2025.

Cost of Sales. There were no cost of sales in the thirteen-weeks ended June 27, 2026 and June 28, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $0.7 million for the thirteen-weeks ended June 27, 2026 and $0.8 million for the thirteen-weeks ended June 28, 2025.

Operating Loss. Operating loss was approximately $0.7 million for the thirteen-weeks ended June 27, 2026 and $0.8 million for the thirteen-weeks ended June 28, 2025.

Equity in Net Loss of National Beef Packing Company, LLC. Equity in NBP net loss was $5.5 million for the thirteen-weeks ended June 27, 2026 compared to net loss of $5.3 million for the thirteen-weeks ended June 28, 2025. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.2 million for the thirteen-weeks ended June 27, 2026, compared to approximately $0.6 million for the thirteen-weeks ended June 28, 2025.

Other, net. Other income was $0.6 million for the thirteen-weeks ended June 27, 2026 compared to other income of $0.7 million for the thirteen-weeks ended June 28, 2025. The income in both periods was primarily delivery right lease income.

Net Loss. Net loss was $5.2 million for the thirteen-weeks ended June 27, 2026 compared to net loss of $4.7 million for the thirteen-weeks ended June 28, 2025.

Twenty-six-weeks ended June 27, 2026 compared to twenty-six-weeks ended June 28, 2025

Net Sales. There were no net sales in the twenty-six-weeks ended June 27, 2026 and June 28, 2025.

Cost of Sales. There were no cost of sales in the twenty-six-weeks ended June 27, 2026 and June 28, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.5 million for the twenty-six-weeks ended June 27, 2026 and $1.8 million for the twenty-six-weeks ended June 28, 2025.

Operating Loss. Operating loss was approximately $1.5 million for the twenty-six-weeks ended June 27, 2026 and $1.8 million for the twenty-six-weeks ended June 28, 2025.

Equity in Net Loss of National Beef Packing Company, LLC. Equity in NBP net loss was $12.1 million for the twenty-six-weeks ended June 27, 2026, compared to net loss of $15.6 million for the twenty-six-weeks ended June 28, 2025. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.5 million for the twenty-six-weeks ended June 27, 2026, compared to approximately $1.2 million for the twenty-six-weeks ended June 28, 2025.

Other, net. Other income was $0.8 million for the twenty-six-weeks ended June 27, 2026, compared to other income of $0.8 million for the twenty-six-weeks ended June 28, 2025. The income in both periods was primarily delivery right lease income.

Net Loss. Net loss was $12.2 million for the twenty-six-weeks ended June 27, 2026, compared to net loss of $15.3 million twenty-six-weeks ended June 28, 2025.

Liquidity and Capital Resources

As of June 27, 2026, we had net working capital (the excess of current assets over current liabilities) of approximately $35.2 million, which included cash and cash equivalents of $2.1 million. As of December 27, 2025, we had net working capital of approximately $36.2 million, which included cash and cash equivalents of $14.1 million. Our primary sources of liquidity for the first two quarters of fiscal year 2026 and fiscal year 2025 were cash and available borrowings from CoBank.

As of June 27, 2026, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of June 27, 2026.

We believe our cash will be sufficient to support our cash needs for the foreseeable future. For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Form 10-K.

Operating Activities

Net cash used in operating activities in the twenty-six-weeks ended June 27, 2026 was approximately $2.0 million compared to approximately $0.6 million in the twenty-six-weeks ended June 28, 2025.

Investing Activities

Net cash used in investing activities was approximately $9.9 million in the twenty-six-weeks ended June 27, 2026 compared to $17.7 million in the twenty-six-weeks ended June 28, 2025. The decrease was due to fewer investments in total pertaining to Certificate of Deposits and Treasury Securities during the twenty-six-weeks ended June 27, 2026 as compared to the twenty-six-weeks ended June 28, 2025.

Financing Activities

Net cash provided by financing activities was $0.0 million in the twenty-six-weeks ended June 27, 2026 compared to net cash used of $0.0 million in the twenty-six-weeks ended June 28, 2025. There was no change due to no distributions in either period.

Credit Agreement

On June 24, 2025, USPB and CoBank entered into an Amended and Restated Revolving Term Promissory Note (the “A&R Note”). The A&R Note amended and restated the Amended and Restated Revolving Term Promissory Note, dated July 13, 2020, issued by the Company to CoBank, which had a scheduled maturity of June 30, 2025.

The A&R Note provides for a $1.0 million revolving term commitment. That commitment carries a term of five years, maturing on June 30, 2030. Amounts outstanding under the A&R Note bear interest at 2.6% plus the higher of 0.00% and Daily Simple SOFR (as defined in the Promissory Note).

USPB may request that the amount of the revolving loan commitment be increased by an aggregate amount of up to $30.0 million. Any requested increase must be for at least $5.0 million and advancing such amount will be at the discretion of CoBank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of June 27, 2026, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting during the twenty-six-weeks ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 27, 2026, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP is a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the "US Class Actions” are collectively referred to as the “Beef Class Actions”).  The Beef Class Actions are entitled In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28. 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et. al., which was originally filed on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings as a multi-district litigation case (“MDL”) in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation. On July 16, 2026, the court issued two orders in the consolidated MDL, ruling on the plaintiffs’ motions for class certification in the US Class Actions. The court denied the motion to certify the putative class of plaintiffs alleging claims related to cattle futures trading and denied the motion to certify the putative class of plaintiffs who indirectly sold feeder cattle to defendants. The court denied as moot Defendants’ motions to exclude some or all of the opinions of the plaintiffs’ experts in these cases. The court certified four other classes: sellers of fed cattle (although the court modified the class definition “to exclude persons or entities who were USPB shareholders from June 1, 2015 to February 29, 2020”), direct purchasers of beef, commercial and institutional indirect purchasers of beef, and consumer indirect purchasers of beef. The Court also denied certification of all of the injunctive relief classes sought in these cases, but did so without prejudice, as well as all motions made by defendants to exclude some or all of the opinions of plaintiffs’ experts in these actions.

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

In addition to the antitrust litigation, NBP is subject to an investigation by the United States Department of Justice (“DOJ”) and approximately 30 state attorneys general regarding fed cattle and beef packing markets.  NBP has responded to the federal and state requests for information and cooperated with the investigations. In September 2025, NBP received notice from the DOJ that it was closing the federal investigation, and then in November 2025 the DOJ initiated a new civil antitrust investigation. NBP is currently working with the DOJ to define any new information being requested by the agency, and NBP is cooperating with this new investigation. NBP believes it has meritorious defenses to any potential claims that might arise out of any of the open investigations, although there can be no assurance as to the outcome of these investigations or the impact on NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended June 27, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

3.1	Certificate of Formation of U.S. Premium Beef, LLC (incorporated herein by reference to Appendix C to the voting materials – prospectus contained in U.S. Premium Beef, Inc. Registration Statement on Form S-4 (File No. 333-115164) filed with the SEC on August 5, 2004).
3.2	Amended and Restated Limited Liability Company Agreement of U.S. Premium Beef, LLC, dated as of June 9, 2026 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 333-115164) filed with the SEC on June 10, 2026).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

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

Date: August 7, 2026

