Form 10-Q
period 2026-09-26
U. S. Premium Beef, LLC
filed 2026-11-06
CIK 1289237

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026
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

The registrant’s units are not traded on an exchange or in any public market. As of October 31, 2026, there were 735,385 Class A units and 755,385 Class B units outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

U.S. PREMIUM BEEF, LLC

Balance Sheets

(thousands of dollars, except unit information)

Assets	September 26, 2026	December 27, 2025
	(unaudited)
Current assets:
Cash and cash equivalents	$1,476	$14,052
Certificate of Deposit	9,478	–
Treasury Securities	25,261	24,735
Accrued interest receivable	127	–
Due from affiliates	483	619
Other current assets	700	687
Total current assets	37,525	40,093
Property, plant, and equipment, at cost	274	274
Less accumulated depreciation	267	257
Net property, plant, and equipment	7	17
Right of use assets, net	128	183
Investment in National Beef Packing Company, LLC	169,781	179,759
Other assets	254	253
Total assets	$207,695	$220,305
Liabilities and Members' Capital
Current liabilities:
Accounts payable - trade	$66	$24
Due to affiliates	243	269
Accrued compensation and benefits	2,953	3,017
Lease obligations	78	73
Other accrued expenses and liabilities	79	155
Distributions payable	326	325
Total current liabilities	3,745	3,863
Long-term liabilities:
Lease obligations	51	110
Other liabilities	4,419	6,239
Total long-term liabilities	4,470	6,349
Total liabilities	8,215	10,212

Commitments and contingencies	–	–

Members' capital
Members' contributed capital, 735,385 Class A units and 755,385 Class B units authorized, issued and outstanding	199,480	210,093
Total members' capital	199,480	210,093
Total liabilities and members' capital	$207,695	$220,305

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Operations

(thousands of dollars, except unit and per unit data)

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$–	$–	$–	$–
Costs and expenses:
Cost of sales	–	–	–	–
Selling, general, and administrative expenses	1,097	654	2,587	2,424
Depreciation and amortization	3	3	10	10
Total costs and expenses	1,100	657	2,597	2,434
Operating loss	(1,100)	(657)	(2,597)	(2,434)
Other income:
Interest income	369	620	916	1,857
Equity in net income (loss) of National Beef Packing Company, LLC	2,142	1,100	(9,977)	(14,453)
Other income, net	214	280	1,045	1,047
Total other income (loss)	2,725	2,000	(8,016)	(11,549)
Net income (loss)	$1,625	$1,343	$(10,613)	$(13,983)

Income (loss) per unit:
Basic and diluted
Class A units	$0.22	$0.18	$(1.44)	$(1.90)
Class B units	$1.94	$1.60	$(12.64)	$(16.66)

Outstanding weighted-average Class A and Class B units:
Basic and diluted
Class A units	735,385	735,385	735,385	735,385
Class B units	755,385	755,385	755,385	755,385

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Members' Capital

(thousands of dollars)

Members'
capital
Balance at December 30, 2023	$232,133
Net income for the year ended December 28, 2024	7,514
Member distributions	(10,003)
Balance at December 28, 2024	$229,644
Net loss for the year ended December 27, 2025	(19,822)
Advanced distribution	271
Balance at December 27, 2025	$210,093
Net loss for the year-to-date period ended September 26, 2026	(10,613)
Balance at September 26, 2026	$199,480

See accompanying notes to financial statements.

U.S. PREMIUM BEEF, LLC

Statements of Cash Flows

(thousands of dollars)

	39 weeks ended
	September 26, 2026	September 27, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(10,613)	$(13,983)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	10	10
Equity in net loss of National Beef Packing Company, LLC	9,977	14,453
Changes in assets and liabilities:
Accrued interest receivable	(127)	(377)
Due from affiliates	136	(209)
Other assets and treasury stock	(594)	204
Accounts payable	42	16
Due to affiliates	(26)	63
Accrued compensation and benefits	(1,884)	(196)
Other accrued expenses and liabilities	(75)	(207)
Net cash used in operating activities	(3,154)	(226)
Cash flows from investing activities:
Purchase of additional membership interests in National Beef Packing Company, LLC	–	(30,146)
Investment in certificates of deposit	(11,669)	(23,794)
Investment in treasury securities	(24,944)	(14,281)
Redemption of certificates of deposit	2,191	30,420
Redemption of treasury securities	25,000	10,000
Net cash used in investing activities	(9,422)	(27,801)
Cash flows from financing activities:
Member distributions	–	163
Net cash provided by financing activities	–	163
Net decrease in cash	(12,576)	(27,864)
Cash and cash equivalents at beginning of period	14,052	39,008
Cash and cash equivalents at end of period	$1,476	$11,144

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 26, 2026 and December 27, 2025, the Company’s balance sheet reflected Cash and Cash equivalents of $1.5 million and $14.1 million, respectively. The cash is invested in the CoBank, ACB (“CoBank”) overnight investment account. Investments are not deposits and are not insured by the Federal Deposit Insurance Corporation or the Farm Credit System Insurance Corporation.

Treasury Securities. Treasury securities held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets.

The following table sets forth our held-to-maturity treasury securities amortized cost and fair values for the securities purchased in fiscal year 2026, as well as the held-to-maturity treasury securities amortized cost and fair value as of December 27, 2025. Held-to-maturity securities, which the Company has the intent and ability to hold until maturity, are carried at amortized cost, net of allowance for credit losses, on the Consolidated balance sheet.

	As of September 26, 2026				As of December 27, 2025
	(thousands of dollars)				(thousands of dollars)
	Amortized Cost	Fair Value	Weighted-Average Maturity in Years	Weighted-Average Yield	Amortized Cost	Fair Value	Weighted-Average Maturity in Years	Weighted-Average Yield
U.S. Treasury Securities
Maturing in one year or less	25,261	25,147	0.68	3.77%	24,723	24,735	0.30	3.74%

Certificates of Deposit. Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as current assets.

The following table sets forth a summary of our held-to-maturity certificates of deposit purchased throughout 2026 that have not yet reached maturity from Edward Jones. There were no certificates of deposit as of December 27, 2025.

Certificates of Deposits as of September 26, 2026
(thousands of dollars)
Maturity Date Range	Interest Rate Range	Carrying Value
October 2026 - September 2027	3.75%-4.30%	$9,478

Accrued Expenses. The Company accrues for expenses that have been incurred but have not been invoiced. As of September 26, 2026, and December 27, 2025, the Company had $0.1 and $0.1 million of accrued expenses respectively, the majority of which relates to postage and accounting expenses. The accrued amount is included in Other accrued expenses and liabilities on the balance sheet.

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

Significant segment expenses regularly provided to the CODM are the financial statement line items of National Beef, as disclosed in the tables below.

The operating results and assets of the Company’s reportable segment were as follows (in thousands):

	13-weeks ended September 26, 2026
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,723,865	$(3,723,865)	$–	$–
Cost of sales	(3,646,576)	3,646,576	–	–
Selling, general and administrative expenses	(6,653)	6,653	(1,097)	(1,097)
Depreciation and amortization	(46,138)	46,138	(3)	(3)
Interest income	7	(7)	369	369
Interest expense	(10,010)	10,010	–	–
Other, net	–	–	214	214
Income tax expense/(refund)	(723)	723	–	–
Net income at National Beef	15,218	(15,218)	(517)	(517)
Equity in income of National Beef	2,142			2,142
Net income of USPB				$1,625

Total assets	$2,171,456	$(2,171,456)	$207,695	$207,695
Total liabilities	$(1,080,629)	$1,080,629	$(8,215)	$(8,215)
Capital expenditures for segment assets	$(23,695)	$23,695	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	39-weeks ended September 26, 2026
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$10,963,123	$(10,963,123)	$–	$–
Cost of sales	(10,834,494)	10,834,494	–	–
Selling, general and administrative expenses	(28,946)	28,946	(2,587)	(2,587)
Depreciation and amortization	(135,096)	135,096	(10)	(10)
Interest income	81	(81)	916	916
Interest expense	(29,268)	29,268	–	–
Other, net	–	–	1,045	1,045
Income tax expense/(refund)	(1,406)	1,406	–	–
Net loss at National Beef	(63,194)	63,194	(636)	(636)
Equity in loss of National Beef	(9,977)			(9,977)
Net loss of USPB				$(10,613)

Total assets	$2,171,456	$(2,171,456)	$207,695	$207,695
Total liabilities	$(1,080,629)	$1,080,629	$(8,215)	$(8,215)
Capital expenditures for segment assets	$(69,459)	$69,459	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	13-weeks ended September 27, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$3,639,372	$(3,639,372)	$–	$–
Cost of sales	(3,548,150)	3,548,150	–	–
Selling, general and administrative expenses	(25,073)	25,073	(654)	(654)
Depreciation and amortization	(43,727)	43,727	(3)	(3)
Interest income	6	(6)	620	620
Interest expense	(13,936)	13,936	–	–
Other, net	–	–	280	280
Income tax expense/(refund)	192	(192)	–	–
Net income at National Beef	8,300	(8,300)	243	243
Equity in net income of National Beef	1,100			1,100
Net income of USPB				$1,343

Total assets	$2,280,053	$(2,280,053)	$226,238	$226,238
Total liabilities	$(1,091,765)	$1,091,765	$(10,307)	$(10,307)
Capital expenditures for segment assets	$(23,404)	$23,404	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

	39-weeks ended September 27, 2025
	Equity Method Investment in National Beef Packing Company, LLC and Subsidiaries (1)	Elimination of Unconsolidated Affiliate	Corporate and Other of USPB	Consolidated Total of USPB
Net sales	$10,168,857	$(10,168,857)	$–	$–
Cost of sales	(10,014,945)	10,014,945	–	–
Selling, general and administrative expenses	(81,213)	81,213	(2,424)	(2,424)
Depreciation and amortization	(128,126)	128,126	(10)	(10)
Interest income	24	(24)	1,857	1,857
Interest expense	(38,332)	38,332	–	–
Other, net	–	–	1,047	1,047
Income tax expense/(refund)	(850)	850	–	–
Net loss in National Beef	(92,885)	92,885	470	470
Equity in net loss of National Beef	(14,453)			(14,453)
Net loss of USPB				$(13,983)

Total assets	$2,280,053	$(2,280,053)	$226,238	$226,238
Total liabilities	$(1,091,765)	$1,091,765	$(10,307)	$(10,307)
Capital expenditures for segment assets	$(56,825)	$56,825	$–	$–

(1)	Amounts reflect those recorded in National Beef Packing Company, LLC and subsidiaries consolidated financial statements.

Recent Accounting Pronouncements – Accounting Standards Issued But Not Yet Implemented

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated Statement of Operations expense caption. The guidance is effective for annual reporting beginning after December 15, 2026, USPB’s fiscal year 2027, and interim reporting periods within fiscal years beginning after December 15, 2027, our fiscal year 2028. Amendments can be applied using either the prospective or the retrospective approach. We are currently evaluating the impact this guidance will have on disclosures in our consolidated financial statements.

(3) Noncompetition Agreement

The CEO and CEO Elect’s employment agreements provide for them to receive noncompetition payments for a twelve-month period following their termination of employment with USPB.

As of September 26, 2026 and December 27, 2025, the Company had accrued $0.7 million and $0.4 million, respectively, for the noncompetition agreements. The accrued amount is included in Accrued compensation and benefits, $0.4 million, and Other liabilities, $0.3 million, on the balance sheet.

(4) Employee Compensation Plans

In September 2010, USPB’s Board of Directors approved a management phantom unit plan and subsequently awarded phantom units in fiscal years 2010 and 2013. As of September 26, 2026 and December 27, 2025, the Company had accrued $5.7 million and $7.8 million, respectively, for the management phantom awards. The accrued amounts are included in Accrued compensation and benefits and Other liabilities on the balance sheet. The table below summarizes the current and long-term portions of the accrued amounts (thousands of dollars):

	September 26, 2026	December 27, 2025
	(unaudited)
Current phantom unit	$1,622	$1,560
Long-term phantom unit	4,121	6,239
Total phantom accrual	$5,743	$7,799

USPB provides its employees the opportunity to earn cash incentives and bonuses. As of September 26, 2026 and December 27, 2025, the Company had accrued $1.0 million and $1.1 million, respectively, for the cash incentive and bonus plans. The accrued amounts are included in Accrued compensation and benefits on the balance sheet.

(5) Delivery Right Lease Income

As of September 26, 2026 and September 27, 2025, USPB realized Delivery Right Lease income of $1.0 million and $1.0 million, respectively, related to leasing company owned delivery rights to USPB’s members and associates. Delivery Right Lease income is included in “Other income” on the Statement of Operations.

(6) Income (Loss) Per Unit

Under the LLC structure, earnings of the Company are to be allocated to members based on their proportionate share of underlying equity. Earnings Per Unit (EPU) has been presented in the accompanying Statements of Operations and in the table that follows.

Basic EPU excludes dilution and is computed by first allocating a portion of USPB’s net income or net loss to Class A units and the remainder is allocated to Class B units. For the quarterly and year-to-date periods ended September 26, 2026 and September 27, 2025, 10% of USPB’s net loss was allocated to the Class A units and 90% to the Class B units. The net loss allocated to the Class A and Class B units were then divided by the weighted-average number of Class A and Class B units outstanding for the period to determine the basic EPU for each respective class of unit.

Diluted EPU reflects the potential dilution that could occur to the extent that any outstanding dilutive Class A or Class B units were exercised. There are no potentially dilutive Class A or Class B units outstanding.

Income (Loss) Per Unit Calculation	13 weeks ended		39 weeks ended
(thousands of dollars, except unit and per unit data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted earnings (loss) per unit:
Income (loss) attributable to USPB available to members (numerator)
Class A	$163	$134	$(1,061)	$(1,398)
Class B	$1,463	$1,209	$(9,552)	$(12,585)

Weighted average outstanding units (denominator)
Class A	735,385	735,385	735,385	735,385
Class B	755,385	755,385	755,385	755,385

Per unit amount
Class A	$0.22	$0.18	$(1.44)	$(1.90)
Class B	$1.94	$1.60	$(12.64)	$(16.66)

(7) Investment in National Beef Packing Company, LLC

USPB’s 15.0729% investment in NBP is accounted for using the equity method of accounting, as the Company has the ability to exercise significant influence over NBP, but does not have financial or operational control. The table below summarizes the changes to USPB’s investment in NBP for the quarterly and year-to-date periods ended September 26, 2026 and September 27, 2025 (unaudited) (thousands of dollars):

Investment at December 27, 2025	$179,759
Equity in net loss for thirteen-week period	(6,646)
Distributions	–
Investment at March 28, 2026	173,113
Equity in net loss for thirteen-week period	(5,474)
Distributions	–
Investment at June 27, 2026	167,639
Equity in net income for thirteen-week period	2,142
Distributions	–
Investment at September 26, 2026	$169,781

Investment at December 28, 2024	$169,381
Equity in net loss for thirteen-week period	(10,263)
Distributions	–
Investment at March 29, 2025	159,118
Equity in net loss for thirteen-week period	(5,290)
Distributions	–
Investment at June 28, 2025	153,828
Equity in net income for thirteen-week period	1,100
Purchase of additional membership interests in NBP	30,146
Distributions	–
Investment at September 27, 2025	$185,074

The difference between USPB’s percentage ownership share of NBP net income or loss and the recorded amount of Equity in net income or loss of NBP is attributable to the amortization of a basis difference related to the purchase accounting for NBP’s acquisition of Ohio Beef in 2019.

Below is a summary of the results of operations for NBP for the quarterly and year-to-date periods ended September 26, 2026 and September 27, 2025 (thousands of dollars):

	13 weeks ended		39 weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,723,865	$3,639,372	$10,963,123	$10,168,857
Costs and expenses:
Cost of sales	3,646,576	3,548,150	10,834,494	10,014,945
Selling, general, and administrative expenses	6,653	25,073	28,946	81,213
Depreciation and amortization	46,138	43,727	135,096	128,126
Total costs and expenses	3,699,367	3,616,950	10,998,536	10,224,284
Operating income (loss)	24,498	22,422	(35,413)	(55,427)
Other income (expense):
Interest income	7	6	81	24
Interest expense	(10,010)	(13,936)	(29,268)	(38,332)
Net income (loss) before taxes	14,495	8,492	(64,600)	(93,735)
Income tax refund (expense)	723	(192)	1,406	850
Net income (loss)	$15,218	$8,300	$(63,194)	$(92,885)

(8) Income Taxes

Effective August 29, 2004, the Company converted to an LLC, and under this structure, taxes are not assessed at the Company level as the results of operations are included in the taxable income of the individual members.

Although income taxes are assessed to the individual members, USPB is required to withhold state income taxes from the cash distributions it makes to its members. As of September 26, 2026 and December 27, 2025, Other accrued expenses and liabilities on the Company’s balance sheet reflected state taxes payable of $0.0 million and $0.0 million, respectively.

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

USPB may request that the amount of the revolving loan commitment be increased by an aggregate amount of up to $30.0 million. Any requested increase must be for at least $5.0 million and advancing such amount will be at the discretion of CoBank. USPB was in compliance with the financial covenant under its Credit Agreement as of September 26, 2026.

(10) Legal Proceedings

As of September 26, 2026, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP has been a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the "US Class Actions” are collectively referred to as the “Beef Class Actions”).  The Beef Class Actions are entitled under the following captions: In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al., which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022.  Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co v. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28, 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et al., which was originally filed on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings as a multi-district litigation case (“MDL”) in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation.

On July 16, 2026, the District Court issued two orders in the consolidated MDL, ruling on the plaintiffs’ motions for class certification in the US Class Actions. The court denied the motion to certify the putative class of plaintiffs alleging claims related to cattle futures trading and denied the motion to certify the putative class of plaintiffs who indirectly sold feeder cattle to defendants. The District Court certified four other classes: sellers of fed cattle (although the court modified the class definition “to exclude persons or entities who were USPB shareholders from June 1, 2015 to February 29, 2020”), direct purchasers of beef, commercial and institutional indirect purchasers of beef, and consumer indirect purchasers of beef.

Shortly after the District Court’s rulings, the defendants filed Rule 23(f) petitions with the Eighth Circuit Court of Appeals requesting appellate review of the District Court’s orders granting class certification. The Court of Appeals granted the Rule 23(f) petitions and has set a schedule for briefing the appeals. In their opening brief, defendants ask the Court of Appeals to reverse the District Court’s rulings granting certification of the classes.

Since the District Court’s ruling in July denying certification of the proposed class of indirect sellers of feeder cattle, the plaintiff’s firm in that matter has filed in the District Court in Minnesota ten (10) mass actions brought on behalf of hundreds of individual indirect sellers of feeder cattle. Those mass actions (the “Feeder Cattle Mass Actions”) are captioned Binning v. Tyson Foods, Inc., et al., originally filed on August 13, 2026; Anderson v. Tyson Foods, Inc., et al., originally filed on August 21, 2026; David v. Tyson Foods, Inc., et al., originally filed on August 28, 2026; Atwood v. Tyson Foods, Inc., et al., originally filed on September 4, 2026; Ashley v. Tyson Foods, Inc., et al., originally filed on September 11, 2026; Gant v. Tyson Foods, Inc., et al., originally filed on September 18, 2026; Beebe v. Tyson Foods, Inc., et al., originally filed on September 25, 2026; Garrett v. Tyson Foods, Inc., et al., originally filed on October 2, 2026; Jackson v. Tyson Foods, Inc., et al., originally filed on October 9, 2026; and Priester v. Tyson Foods, Inc., et al., originally filed on October 16, 2026. These cases have also been consolidated for pretrial proceedings in the MDL. Defendants have filed a motion to dismiss all of the Feeder Cattle Mass Actions.

The plaintiffs in the Beef Class Actions, the Opt-Out Cases, and the Feeder Cattle Mass Actions all seek damages (including treble damages in the US), attorney’s fees, and other relief under the various laws noted above. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows. NBP has negotiated a settlement with the plaintiffs in the Canadian Class Actions and has paid into a trust account CAN $495,000 to resolve these claims. The settlement is subject to approval of the Canadian courts overseeing the matters. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of the Canadian Class Actions or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement was submitted to the District Court for approval and the District Court granted a motion to preliminarily approve the settlement for approximately $14.2 million on January 15, 2025. NBP has paid the settlement funds into escrow. On September 28, 2026, the DOJ filed a statement of interest, objecting to all pending settlements in the case on the grounds that none of the settlements provide injunctive relief for the class members. The defendants and class counsel for the plaintiffs plan to oppose the DOJ’s objection. The District Court has set a fairness hearing for November 13, 2026, for all settlements in this matter, at which time the court is also expected to address the DOJ’s objection. Although NBP believes it has meritorious defenses to these claims, if the settlement is not ultimately approved, there can be no assurances as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

NBP is a party to various other lawsuits and claims arising out of the operation of its business.  Management of NBP believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

USPB is not able to assess what impact, if any, the actions described above will have on NBP or USPB.

(11) Subsequent Events

Between September 26, 2026 and October 31, 2026, several CDs reached maturity totaling $6.6 million. As of October 31, 2026 USPB has reinvested $6.2 million in CDs.

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

NBP’s revenues in the thirteen weeks ended September 26, 2026, increased approximately 2.3% in comparison to the thirteen weeks ended September 27, 2025, primarily due to increased revenue per head in its slaughter and processing plants. NBP’s cost of sales increased by approximately 2.8% for the thirteen weeks ended September 26, 2026, as compared to the thirteen weeks ended September 27, 2025, primarily due to increased cattle costs. For the thirteen weeks ended September 26, 2026, NBP had net income of $15.2 million compared to net income of $8.3 million for the thirteen weeks ended September 27, 2025. Strong performance in NBP’s value-added and import businesses were the key drivers of the increase in overall profitability in the 2026 period, as compared to the 2025 period. Strong performance in NBP’s value-added and import businesses were the key drivers of the increase in overall profitability in the 2026 period, as compared to the 2025 period.

NBP’s revenues in the thirty-nine weeks ended September 26, 2026, increased approximately 7.8% in comparison to the thirty-nine weeks ended September 27, 2025, primarily due to increased revenue per head in its slaughter and processing plants. NBP’s cost of sales increased by approximately 8.2% for the thirty-nine weeks ended September 26, 2026, as compared to the thirty-nine weeks ended September 27, 2025, primarily due to higher prices for fed cattle.  For the thirty-nine weeks ended September 26, 2026, NBP had net loss of $63.2 million compared to net loss of $92.9 million for the thirty-nine weeks ended September 27, 2025. Strong performance in NBP’s value-added and import businesses were the key drivers of the increase in overall profitability in the 2026 period, as compared to the 2025 period. Strong performance in NBP’s value-added and import businesses were the key drivers of the increase in overall profitability in the 2026 period, as compared to the 2025 period

On June 10, 2019, USPB and NBP entered into the First Amended and Restated Cattle Purchase and Sale Agreement (“A&R Agreement”) with USPB. The terms and conditions of the A&R Agreement are substantially the same as those of the Cattle Purchase and Sale Agreement dated December 30, 2011. Per the terms and conditions of the A&R Agreement, NBP is required to purchase through USPB from its owners and associates, and USPB is required to sell and deliver from its owners and associates to NBP, a base amount of 735,385 (subject to adjustment) head of cattle per year with prices based on those published by the U.S. Department of Agriculture, subject to adjustments for cattle performance. NBP obtained approximately 27% and 26% of its cattle requirements under this agreement during the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively.

USPB Results of Operations

Thirteen-weeks ended September 26, 2026 compared to thirteen-weeks ended September 27, 2025

Net Sales. There were no net sales in the thirteen-weeks ended September 26, 2026 and September 27, 2025.

Cost of Sales. There were no cost of sales in the thirteen-weeks ended September 26, 2026 and September 27, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1.1 million for the thirteen-weeks ended September 26, 2026 and $0.7 million for the thirteen-weeks ended September 27, 2025.

Operating Loss. Operating loss was approximately $1.1 million for the thirteen-weeks ended September 26, 2026 and $0.7 million for the thirteen-weeks ended September 27, 2025.

Equity in Net Income of National Beef Packing Company, LLC. Equity in NBP net income was $2.1 million for the thirteen-weeks ended September 26, 2026 compared to net income of $1.1 million for the thirteen-weeks ended September 27, 2025. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.4 million for the thirteen-weeks ended September 26, 2026, compared to approximately $0.6 million for the thirteen-weeks ended September 27, 2025.

Other, net. Other income was $0.2 million for the thirteen-weeks ended September 26, 2026 compared to other income of $0.3 million for the thirteen-weeks ended September 27, 2025. The income in both periods was primarily delivery right lease income.

Net Income. Net income was $1.6 million for the thirteen-weeks ended September 26, 2026 compared to net income of $1.3 million for the thirteen-weeks ended September 27, 2025.

Thirty-nine weeks ended September 26, 2026 compared to thirty-nine weeks ended September 27, 2025

Net Sales. There were no net sales in the thirty-nine weeks ended September 26, 2026 and September 27, 2025.

Cost of Sales. There were no cost of sales in the thirty-nine weeks ended September 26, 2026 and September 27, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2.6 million for the thirty-nine weeks ended September 26, 2026 and $2.4 million for the thirty-nine weeks ended September 27, 2025.

Operating Loss. Operating loss was approximately $2.6 million for the thirty-nine weeks ended September 26, 2026 and $2.4 million for the thirty-nine weeks ended September 27, 2025.

Equity in Net Loss of National Beef Packing Company, LLC. Equity in NBP net loss was $10.0 million for the thirty-nine weeks ended September 26, 2026, compared to net loss of $14.5 million for the thirty-nine weeks ended September 27, 2025. USPB carries its 15.0729% investment in NBP under the equity method of accounting.

Interest Income. Interest income was $0.9 million for the thirty-nine weeks ended September 26, 2026, compared to approximately $1.9 million for the thirty-nine weeks ended September 27, 2025.

Other, net. Other income was $1.0 million for the thirty-nine weeks ended September 26, 2026, compared to other income of $1.0 million for the thirty-nine weeks ended September 27, 2025. The income in both periods was primarily delivery right lease income.

Net Loss. Net loss was $10.6 million for the thirty-nine weeks ended September 26, 2026, compared to net loss of $14.0 million for the thirty-nine weeks ended September 27, 2025.

Liquidity and Capital Resources

As of September 26, 2026, we had net working capital (the excess of current assets over current liabilities) of approximately $33.8 million, which included cash and cash equivalents of $1.5 million. As of December 27, 2025, we had net working capital of approximately $36.2 million, which included cash and cash equivalents of $14.1 million. Our primary sources of liquidity for the first three quarters of fiscal year 2026 and fiscal year 2025 were cash and available borrowings under our Credit Agreement with CoBank.

As of September 26, 2026, USPB had no long-term debt outstanding. We had a $1.0 million revolving term credit commitment with CoBank, all of which was available. USPB was in compliance with the financial covenant under its Credit Agreement as of September 26, 2026.

We believe our cash will be sufficient to support our cash needs for the foreseeable future.

Operating Activities

Net cash used in operating activities in the thirty-nine weeks ended September 26, 2026 was approximately $3.2 million compared to approximately $0.2 million in the thirty-nine weeks ended September 27, 2025.

Investing Activities

Net cash used in investing activities was approximately $9.4 million in the thirty-nine weeks ended September 26, 2026 compared to $27.8 million in the thirty-nine weeks ended September 27, 2025. The decrease in cash used was primarily due to the purchase of additional membership interests in National Beef in the thirty-nine weeks ended September 27, 2025.

Financing Activities

Net cash provided by financing activities was $0.0 million in the thirty-nine weeks ended September 26, 2026 compared to $0.2 million in the thirty-nine weeks ended September 27, 2025. The decrease was due to receiving various state refunds of estimated payments made in 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The principal market risks affecting USPB’s business are exposure to interest rate risk, to the extent the Company has debt outstanding. As of September 26, 2026, the Company did not have any outstanding debt.

Item 4. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic SEC filings. There have been no changes in our internal controls over financial reporting during the thirty-nine weeks ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 26, 2026, USPB is not involved in any litigation. However, because its ownership interest in NBP is USPB’s largest asset and because of the cattle procurement and distribution relationship between USPB and NBP, litigation involving NBP may impact USPB.

NBP has been a defendant in (i) five putative class action lawsuits in the United States District Court for the District of Minnesota alleging that NBP violated some combination of the Sherman Antitrust Act, the Packers and Stockyards Act, the Commodity Exchange Act, and various state laws (the “US Class Actions”) and (ii) putative class action lawsuits in the Supreme Court of British Columbia and the Superior Court of Quebec for the district of Montreal alleging that it violated the Canadian Competition Act and various provincial laws (the “Canadian Class Actions” and the "US Class Actions” are collectively referred to as the “Beef Class Actions”).  The Beef Class Actions are entitled under the following captions: In re Cattle Antitrust Litigation, which was filed originally on April 23, 2019; Peterson et al. v. JBS USA Food Company Holdings, et al., which was filed originally on April 26, 2019; In re DPP Beef Litigation, which was filed originally on April 26, 2019; Erbert & Gerbert’s, Inc. v. JBS USA Food Company Holdings, et al., which was filed originally on June 18, 2020; Specht v. Tyson Foods, Inc., et al., which was filed originally on October 31, 2022; Giang Bui v. Cargill, Incorporated, et al. which was filed originally on February 18, 2022; and Sylvie De Bellefeuille v. Cargill, Inc. et al., which was filed originally on March 24, 2022. Since the original class action complaints were filed, certain purchasers of beef products have opted to file individual complaints and to proceed with direct actions making similar claims (the “Opt-Out Cases”), and others may do so in the future. The Opt-Out Cases are entitled Winn-Dixie Stores, Inc. and Bi-Lo Holding, LLC v. Cargill, Inc., et al., which was filed on August 2, 2021 in the United States District Court, Minnesota; Cheney Brothers, Inc. v. Cargill, Inc., et al., which was filed on January 31, 2022 in the United States District Court, Southern District of Florida; Subway v. Cargill, Inc. et al., which was filed on February 22, 2022 in the United States District Court, Connecticut; Amory Investments LLC v. Cargill, Inc. et al., which was filed originally on March 8, 2022 in the United States District Court, Northern District of New York; Associated Grocers, Inc., et al. v. Cargill, Inc., et al., which was filed originally on May 12, 2022 in the United States District Court, Northern District of Illinois; Giant Eagle, Inc. v. Cargill, Inc., et al., which was filed originally on June 8, 2022 in the United States District Court, Northern District of Illinois; Sysco Corporation v. Cargill, Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Southern District of Texas; John Soules Foods, Inc. v. Cargill, Inc., et al., which was filed originally on August 5, 2022 in the United States District Court, Eastern District of Texas; Associated Grocers of the South et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; The Kroger Co. et al. v. Cargill, Inc., et al., which was filed originally on September 15, 2022 in the United States District Court, District of Montana; Spartannash Co vs. Cargill, Inc. et al, which was filed originally on September 21, 2022 in the United States District Court, Northern District of Illinois; Kraft Heinz Food Company v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; Aramark Food and Support Services Group., Inc. v. Cargill Inc., et al., which was filed originally on September 30, 2022 in the United States District Court, Eastern District of New York; ARCOP, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; CKE Restaurant Holdings, Inc. v. Cargill, Inc., et al., which was filed originally on December 19, 2022 in the United States District Court, Southern District of Florida; Sonic Industries Services Inc. v. Cargill, Inc. et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Restaurant Services, Inc. v. Cargill, Inc., et al., which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Whatabrands LLC et al. vs. Cargill, Inc., et al. which was filed originally on December 20, 2022 in the United States District Court, Southern District of Florida; Sherwood Food Distributors, LLC et al. v. Cargill, Inc., et al., which was filed originally on March 7, 2023 in the United States District Court, Eastern District of New York; McClane Company, Inc v. Cargill, Inc., et al., which was filed originally on April 3, 2023 in the United States District Court, Southern District of Florida; Aldi, Inc v. Cargill, Inc., et al., which was filed originally on August 28, 2023 in the United States District Court, Northern District of Illinois; Quirich Foods, LLC et al. v. Cargill, Inc., et al., which was filed originally on October 9, 2023 in the United States District Court, Northern District of Illinois; Conagra Brands, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Northern District of Illinois; Compass Group USA, Inc v. Cargill, Inc., et al., which was filed originally on October 31, 2023 in the United States District Court, Western District of North Carolina; Target Corp v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; BJ’s Wholesale Club, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Glazier Foods Co et al. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Jetro Holdings, Inc v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; Quality Supply Chain Co-Op, Inc. v. Cargill, Inc., et al., which was filed originally on December 29, 2023 in the United States District Court, Eastern District of New York; and Sodexo, Inc., et al. v. Cargill, Inc., et al., which was filed originally on April 29, 2024 in the United States District Court of Maryland, and McDonald’s Corporation v. Cargill, Inc., et. al., which was originally filed on October 4, 2024 in the United States District Court, Eastern District of New York. On October 4, 2022, the US Class Actions and Opt-Out Cases were consolidated for pretrial proceedings as a multi-district litigation case (“MDL”) in the United States District Court, Minnesota District under the style In re: Cattle and Beef Antitrust Litigation.

On July 16, 2026, the District Court issued two orders in the consolidated MDL, ruling on the plaintiffs’ motions for class certification in the US Class Actions. The court denied the motion to certify the putative class of plaintiffs alleging claims related to cattle futures trading and denied the motion to certify the putative class of plaintiffs who indirectly sold feeder cattle to defendants. The District Court certified four other classes: sellers of fed cattle (although the court modified the class definition “to exclude persons or entities who were USPB shareholders from June 1, 2015 to February 29, 2020”), direct purchasers of beef, commercial and institutional indirect purchasers of beef, and consumer indirect purchasers of beef.

Shortly after the District Court’s rulings, the defendants filed Rule 23(f) petitions with the Eighth Circuit Court of Appeals requesting appellate review of the District Court’s orders granting class certification. The Court of Appeals granted the Rule 23(f) petitions and has set a schedule for briefing the appeals. In their opening brief, defendants ask the Court of Appeals to reverse the District Court’s rulings granting certification of the classes.

Since the District Court’s ruling in July denying certification of the proposed class of indirect sellers of feeder cattle, the plaintiff’s firm in that matter has filed in the District Court in Minnesota ten (10) mass actions brought on behalf of hundreds of individual indirect sellers of feeder cattle. Those mass actions (the “Feeder Cattle Mass Actions”) are captioned Binning vs. Tyson Foods, Inc., et al., originally filed on August 13, 2026; Anderson vs. Tyson Foods, Inc., et al., originally filed on August 21, 2026; David vs. Tyson Foods, Inc., et al., originally filed on August 28, 2026; Atwood vs. Tyson Foods, Inc., et al., originally filed on September 4, 2026; Ashley vs. Tyson Foods, Inc., et al., originally filed on September 11, 2026; Gant vs. Tyson Foods, Inc., et al., originally filed on September 18, 2026; Beebe vs. Tyson Foods, Inc., et al., originally filed on September 25, 2026; Garrett vs. Tyson Foods, Inc., et al., originally filed on October 2, 2026; Jackson vs. Tyson Foods, Inc., et al., originally filed on October 9, 2026; and Priester vs. Tyson Foods, Inc., et al., originally filed on October 16, 2026. These cases have also been consolidated for pretrial proceedings in the MDL. Defendants have filed a motion to dismiss all of the Feeder Cattle Mass Actions.

The plaintiffs in the Beef Class Actions, the Opt-Out Cases, and the Feeder Cattle Mass Actions all seek damages (including treble damages in the US), attorney’s fees, and other relief under the various laws noted above. NBP believes it has meritorious defenses to the claims in these cases and intends to defend them vigorously. There can be no assurances, however, as to the outcome of these matters or the impact on NBP’s consolidated financial position, results of operations and cash flows. NBP has negotiated a settlement with the plaintiffs in the Canadian Class Actions and has paid into a trust account CAN $495,000 to resolve these claims. The settlement is subject to approval of the Canadian courts overseeing the matters. If the settlement is not ultimately approved, there can be no assurances, however, as to the outcome of the Canadian Class Actions or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

NBP is a defendant in a putative class action lawsuit entitled Brown, et al. v. JBS USA Food Company et al. and filed in the United States District Court for the District of Colorado on November 1, 2022. The defendants filed motions to dismiss, which the court denied except as to NBP’s subsidiary, Iowa Premium. The plaintiffs filed an amended complaint on January 12, 2024. The amended complaint alleges that the defendants directly and through industry wage surveys and a benchmarking service (i) fixed wages and benefits, and (ii) exchanged information regarding compensation and benefits in an effort to depress and stabilize wages and benefits in violation of federal antitrust laws. The plaintiffs seek, among other things, treble monetary damages, pre- and post-judgment interest, declaratory and injunctive relief and the costs of the suit (including attorney fees). NBP believes it has meritorious defenses to the claims in this case, and if this proceeds to trial, intends to defend the case vigorously; however, NBP has negotiated a settlement with the plaintiffs in the employee wages and benefits matter. The settlement was submitted to the District Court for approval and the District Court granted a motion to preliminarily approve the settlement for approximately $14.2 million on January 15, 2025. NBP has paid the settlement funds into escrow. On September 28, 2026, the DOJ filed a statement of interest, objecting to all pending settlements in the case on the grounds that none of the settlements provide injunctive relief for the class members. The defendants and class counsel for the plaintiffs plan to oppose the DOJ’s objection. The District Court has set a fairness hearing for November 13, 2026, for all settlements in this matter, at which time the court is also expected to address the DOJ’s objection. Although NBP believes it has meritorious defenses to these claims, if the settlement is not ultimately approved, there can be no assurances as to the outcome of this case or the impact on the NBP’s consolidated financial position, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider trading arrangements.

During the quarter ended September 26, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2026

